Form 10-Q
period 2020-09-30
Pactiv Evergreen Inc.
filed 2020-11-12
CIK 1527508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number: 001-39528
________________
PACTIV EVERGREEN INC.
(Exact Name of Registrant as Specified in Its Charter)
________________

Delaware	98-1538656
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1900 W. Field Court
Lake Forest, Illinois 60045
(Address of principal executive offices) (Zip Code)

Telephone: (847) 482-2000
(Registrant's telephone number, including area code)
________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	PTVE	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 177,157,710 shares of common stock, $0.001 par value per share, outstanding as of November 6, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.
Condensed Consolidated Statements of Income (Loss)
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues (includes related party net revenues of $89, $72, $259 and $213)	$1,195	$1,306	$3,514	$3,888
Cost of sales	(1,011)	(1,100)	(2,982)	(3,249)
Gross profit	184	206	532	639
Selling, general and administrative expenses	(116)	(104)	(358)	(341)
Goodwill impairment charges	(6)	(16)	(6)	(16)
Restructuring, asset impairment and other related charges	(14)	(39)	(18)	(45)
Other (expense) income, net	(79)	2	(48)	(7)
Operating (loss) income from continuing operations	(31)	49	102	230
Non-operating income (expense), net	17	—	50	(2)
Interest expense, net	(87)	(84)	(275)	(312)
Loss from continuing operations before tax	(101)	(35)	(123)	(84)
Income tax (expense) benefit	(42)	—	95	(16)
Loss from continuing operations	(143)	(35)	(28)	(100)
(Loss) income from discontinued operations, net of income taxes	(216)	91	(234)	270
Net (loss) income	(359)	56	(262)	170
Income attributable to non-controlling interests	—	—	(1)	(1)
Net (loss) income attributable to Pactiv Evergreen Inc. common stockholders	$(359)	$56	$(263)	$169

(Loss) earnings per share attributable to Pactiv Evergreen Inc. common stockholders
From continuing operations
Basic	$(1.03)	$(0.26)	$(0.22)	$(0.75)
Diluted	$(1.03)	(0.26)	$(0.22)	$(0.75)
From discontinued operations
Basic	$(1.56)	$0.67	$(1.72)	$2.01
Diluted	$(1.56)	$0.67	$(1.72)	$2.01
Total
Basic	$(2.59)	$0.41	$(1.94)	$1.26
Diluted	$(2.59)	$0.41	$(1.94)	$1.26

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(359)	$56	$(262)	$170
Other comprehensive income (loss), net of income taxes:
Currency translation adjustments	66	(64)	(29)	(47)
Defined benefit plans	—	(1)	—	(2)
Other comprehensive income (loss)	66	(65)	(29)	(49)
Comprehensive (loss) income	(293)	(9)	(291)	121
Comprehensive income attributable to non-controlling interests	—	—	(1)	(1)
Comprehensive (loss) income attributable to Pactiv Evergreen Inc. common stockholders	$(293)	$(9)	$(292)	$120

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.
Condensed Consolidated Balance Sheets
(in millions, except share amounts)
(unaudited)

	As of September 30, 2020	As of December 31, 2019
Assets
Cash and cash equivalents	$1,756	$1,155
Accounts receivable, less allowances for doubtful accounts of $5 and $4	425	445
Related party receivables	57	—
Inventories	744	753
Other current assets	172	119
Assets held for sale or distribution	23	1,232
Total current assets	3,177	3,704
Property, plant and equipment, net	1,666	1,703
Operating lease right-of-use assets, net	237	191
Goodwill	1,760	1,766
Intangible assets, net	1,104	1,147
Deferred income taxes	11	21
Related party receivables	—	339
Other noncurrent assets	221	161
Noncurrent assets held for sale or distribution	41	7,143
Total assets	$8,217	$16,175

Liabilities
Accounts payable	$297	$316
Related party payables	21	30
Current portion of long-term debt	2	3,587
Current portion of operating lease liabilities	55	47
Income taxes payable	16	14
Accrued and other current liabilities	342	418
Liabilities held for sale or distribution	8	485
Total current liabilities	741	4,897
Long-term debt	5,196	7,043
Long-term operating lease liabilities	198	157
Deferred income taxes	504	150
Long-term employee benefit obligations	678	730
Other noncurrent liabilities	150	124
Noncurrent liabilities held for sale or distribution	—	992
Total liabilities	$7,467	$14,093
Commitments and contingencies (Note 14)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.
Condensed Consolidated Balance Sheets
(in millions, except share amounts)
(unaudited)

	As of September 30, 2020	As of December 31, 2019
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 175,434,000 and 134,408,000 shares issued and outstanding, respectively	—	—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	580	103
Accumulated other comprehensive loss	(386)	(518)
Retained earnings	554	2,494
Total equity attributable to Pactiv Evergreen Inc. common stockholders	748	2,079
Non-controlling interests	2	3
Total equity	$750	$2,082
Total liabilities and equity	$8,217	$16,175

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.
Condensed Consolidated Statements of Equity
(in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total Equity
For the Three Months Ended September 30, 2019
Balance as of June 30, 2019	134.4	$—	$103	$(714)	$2,516	$5	$1,910
Net income		—	—	—	56	—	56
Other comprehensive loss, net of income taxes		—	—	(65)	—	—	(65)
Balance as of September 30, 2019	134.4	$—	$103	$(779)	$2,572	$5	$1,901

For the Three Months Ended September 30, 2020
Balance as of June 30, 2020	134.4	$—	$55	$(624)	$2,603	$3	$2,037
Net loss		—	—	—	(359)	—	(359)
Other comprehensive income, net of income taxes		—	—	66	—	—	66
Forgiveness of related party balances pre IPO		—	—	—	(362)	—	(362)
Distribution of Graham Packaging Company Inc.(1)		—	(22)	172	(1,328)	—	(1,178)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	41.0	—	546	—	—	—	546
Stock-based compensation		—	1	—	—	—	1
Dividends paid to non-controlling interests		—	—	—	—	(1)	(1)
Balance as of September 30, 2020	175.4	$—	$580	$(386)	$554	$2	$750

For the Nine Months Ended September 30, 2019
Balance as of December 31, 2018	134.4	$—	$103	$(689)	$2,362	$9	$1,785
Cumulative impact of adopting ASU 2018-02		—	—	(41)	41	—	—
Net income		—	—	—	169	1	170
Other comprehensive loss, net of income taxes		—	—	(49)	—	—	(49)
Disposition of non-controlling interest		—	—	—	—	(4)	(4)
Dividends paid to non-controlling interests		—	—	—	—	(1)	(1)
Balance as of September 30, 2019	134.4	$—	$103	$(779)	$2,572	$5	$1,901

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.
Condensed Consolidated Statements of Equity
(in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interests	Total Equity
For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	134.4	$—	$103	$(518)	$2,494	$3	$2,082
Net (loss) income		—	—	—	(263)	1	(262)
Other comprehensive loss, net of income taxes		—	—	(29)	—	—	(29)
Distribution of Reynolds Consumer Products Inc.(1)		—	(48)	(11)	13	—	(46)
Forgiveness of related party balances pre IPO		—	—	—	(362)	—	(362)
Distribution of Graham Packaging Company Inc.(1)		—	(22)	172	(1,328)	—	(1,178)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	41.0	—	546	—	—	—	546
Stock-based compensation		—	1	—	—	—	1
Dividends paid to non-controlling interests		—	—	—	—	(2)	(2)
Balance as of September 30, 2020	175.4	$—	$580	$(386)	$554	$2	$750

(1)	Refer to Note 3 - Discontinued Operations.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash provided by (used in) operating activities
Net (loss) income	$(262)	$170
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	391	484
Deferred income taxes	310	3
Unrealized gains on derivatives	(3)	(15)
Goodwill impairment charges	6	25
Other asset impairment charges	15	98
(Gain) loss on disposal of businesses and other assets	(8)	23
Non-cash portion of employee benefit obligations	(44)	9
Non-cash portion of operating lease expense	78	81
Other non-cash items, net	(2)	(2)
Change in assets and liabilities:
Accounts receivable, net	(4)	(62)
Inventories	(29)	(85)
Other current assets	—	33
Accounts payable	24	(31)
Operating lease payments	(75)	(78)
Income taxes payable	(121)	(55)
Accrued and other current liabilities	(76)	2
Other assets and liabilities	70	(37)
Net cash provided by operating activities	270	563
Cash provided by (used in) investing activities
Acquisition of property, plant and equipment and intangible assets	(329)	(467)
Proceeds from sale of property, plant and equipment	1	21
Disposal of businesses, net of cash disposed	8	(4)
Proceeds from related party loan repayment	—	5
Net cash used in investing activities	(320)	(445)
Cash provided by (used in) financing activities
Long-term debt proceeds	5,614	—
Long-term debt repayments	(5,473)	(27)
Financing transaction costs on long-term debt	(35)	—
Premium on redemption of long-term debt	(2)	—
Net proceeds from issuance of shares	546	—
Cash held by Reynolds Consumer Products at the time of distribution	(31)	—
Cash held by Graham Packaging Company at the time of distribution	(79)	—
Other financing activities	(4)	(2)
Net cash provided by (used in) financing activities	536	(29)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	471	86
Cash, cash equivalents and restricted cash as of beginning of the period	1,294	786
Cash, cash equivalents and restricted cash as of end of the period	$1,765	$872

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$1,756	$785
Cash and cash equivalents classified as assets held for sale or distribution	9	85
Restricted cash included within other current assets	—	2
Cash, cash equivalents and restricted cash as of end of the period	$1,765	$872

Cash paid (received):
Interest	$344	$448
Income taxes (refunded) paid	(15)	71

Significant non-cash investing and financing activities

During the nine months ended September 30, 2020, we repurchased and canceled 35,791,985 shares from Packaging Finance Limited ("PFL") in exchange for transferring 100% of the shares in Reynolds Consumer Products Inc. ("RCPI") to PFL and 14,036,726 shares from PFL in exchange for transferring 100% of the shares in Graham Packaging Company Inc. ("GPCI") to PFL. Refer to Note 3 - Discontinued Operations. Refer to Note 18 - Related Party Transactions for details of significant non-cash investing and financing activities with related parties.

During the nine months ended September 30, 2019, we recognized operating lease right-of-use assets of $359 million and operating lease liabilities of $370 million upon the adoption of the new lease accounting requirements on January 1, 2019. In addition, $127 million and $73 million of right-of-use assets and lease liabilities were recorded during the nine months ended September 30, 2020 and 2019, respectively.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Nature of Operations and Basis of Presentation

The accompanying condensed consolidated financial statements comprise the accounts of Pactiv Evergreen Inc. ("PTVE") (formerly known as Reynolds Group Holdings Limited) and its subsidiaries (“we”, “us”, “our” or the "Company").

We are a manufacturer and supplier of fresh food and beverage packaging products, primarily in North America. We report our business in three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. Our Foodservice segment manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Our Food Merchandising segment manufactures products that protect and attractively display food while preserving freshness. Our Beverage Merchandising segment manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets.

On September 21, 2020, we completed the initial public offering ("IPO") of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-248250).

Prior to the closing of the IPO, we completed the following transactions which resulted in changes to our common stock and issued and outstanding shares:

•	On September 16, 2020, the distribution of all of our shares in GPCI to PFL in consideration for the buy-back of 14,036,726 of our outstanding shares;

•	On September 17, 2020, the conversion of Reynolds Group Holdings Limited into PTVE, a corporation incorporated in the state of Delaware, with 1,000 shares of common stock issued and outstanding; and

•
On September 21, 2020, the consummation of a stock split pursuant to which each share of our outstanding common stock was reclassified into 134,408 shares of common stock, resulting in 134,408,000 shares issued and outstanding.

These transactions have been retrospectively reflected for all periods presented.

In the IPO, we sold 41,026,000 shares of common stock at a public offering price of $14.00 per share, with net proceeds of $546 million. On October 20, 2020, we sold 1,723,710 shares of common stock to the underwriters pursuant to their option to purchase additional shares at the public offering price of $14.00 per share, with net proceeds of $23 million.

These condensed consolidated financial statements are unaudited and presented in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our condensed consolidated balance sheet as of December 31, 2019 has been derived from our audited consolidated financial statements as of that date. Our condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2019, which include a complete set of footnote disclosures, including our significant accounting policies. In our opinion, these condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair statement of our results of operations, financial position and cash flows for the periods presented. However, our results of operations for any interim period are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All intercompany accounts and transactions have been eliminated in consolidation.

Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to our continuing operations. Certain of our operations have been presented as discontinued. We present businesses that represent components as discontinued operations when the components either meet the criteria as held for sale or are sold or distributed, and their expected or actual disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. As discussed in Note 3 - Discontinued Operations, the assets, liabilities, results of operations and supplemental cash flow information of substantially all of our Closures business, sold in December 2019, all of our former Reynolds Consumer Products ("RCP") segment, distributed in February 2020, and all of our former Graham Packaging ("GPC") segment, distributed in September 2020, are presented as discontinued operations for all periods presented. Sales from our continuing operations to our discontinued operations previously eliminated in consolidation have been recast as external revenues and are included in net revenues within operating income from continuing operations. Refer to Note 18 - Related Party Transactions for further information.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 2 - Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and balance sheet. Among other effects, such changes could result in future impairments of goodwill, intangibles and long-lived assets, and adjustments to reserves for employee benefits and income taxes.

The estimated recoverable amounts associated with asset impairments recognized in all periods presented represents a Level 3 measurement in the fair value hierarchy, which includes inputs that are not based on observable market data.

Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and financial condition. For example, the worldwide COVID-19 pandemic has had, and will continue to have, a significant impact on our results of operations, and it may also have additional far-reaching impacts on many aspects of our operations including the impact on customer behaviors, business and manufacturing operations, our employees, and the market in general. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations, cash flows and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, actions taken to contain the virus, as well as, how quickly and to what extent normal economic and operating conditions can resume.

Share Repurchases
When accounting for a share repurchase and retirement of shares, including in connection with transactions that are deemed to be a reverse stock split, we record the repurchase as a reduction of common stock and additional paid in capital. The reduction in common stock represents the par value of the canceled shares, and the reduction in additional paid in capital is the lower of the excess of the repurchase amount over the par value of the repurchased shares or the pro rata portion of additional paid in capital, based on the number of shares retired as a percentage of total shares outstanding prior to the repurchase. Any residual excess of the repurchase amount over the reduction in additional paid in capital is presented as a reduction to retained earnings.

Variable Interest Entities
Until termination of our $450 million securitization facility (the “Securitization Facility”) in July 2020, we had a variable interest in one variable interest entity ("VIE") related to our non-recourse factoring arrangements in which receivables were sold from certain of our operations to a special purpose trust (“SPE”) in exchange for cash. We were the sole beneficiary of the SPE. The SPE was considered to be a VIE and we were its primary beneficiary as we had the power to direct its activities and the right to receive its benefits. Prior to July 2020, we consolidated the results, assets and liabilities of this SPE for all periods presented in these condensed consolidated financial statements. As a result of consolidating the SPE, we continued to recognize the trade receivables and external borrowings of this entity with carrying values of $789 million (including $469 million presented within assets held for sale or distribution) and $420 million, respectively, as of December 31, 2019. The obligations of the SPE were non-recourse to us and only the assets of the SPE could be used to settle those obligations. For more information regarding the Securitization Facility, refer to Note 10 - Debt.

Recently Adopted Accounting Guidance
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2019-04, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments - Codification Improvements (Topic 825), ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief (Topic 326), ASU 2019-11, Codification Improvements, Financial Instruments - Credit Losses (Topic 326) and ASU 2020-03, Codification Improvements to Financial Instruments. These ASUs modify the impairment model to use an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses related to financial instruments. These ASUs are effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and require a cumulative effect adjustment to the balance sheet upon adoption. We adopted these standards on January 1, 2020 and they had no material impact on our condensed consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance on January 1, 2020 and it had no material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted this standard on January 1, 2020 and it had no material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We early adopted this guidance on January 1, 2020. Certain components of this guidance were adopted on a prospective basis. The remaining components were adopted on a modified retrospective basis and had no material impact on our condensed consolidated financial statements and related disclosures.

Accounting Guidance Issued But Not Yet Adopted
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure - Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU requires sponsors of defined benefit pension or other postretirement plans to provide additional disclosures, including a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period. It also eliminates certain previous disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and must be applied on a retrospective basis to all periods presented. The requirements of this guidance are expected to impact our disclosures but have no impact on the measurement and recognition of amounts in our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This ASU is effective upon issuance and generally can be applied through the end of calendar year 2022. We are currently evaluating the impact and whether we plan to adopt the optional expedients and exceptions provided under this new standard.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our condensed consolidated financial statements.

Note 3 - Discontinued Operations

Our discontinued operations comprise substantially all of our Closures business, all of our former RCP business and all of our former GPC business.

On September 30, 2019, we determined that our North American and Japanese closures businesses met the criteria to be classified as a discontinued operation and, as a result, their historical financial results have been reflected in our condensed consolidated financial statements as a discontinued operation. We ceased recording depreciation and amortization on these assets from September 30, 2019. We did not allocate any general corporate overhead to this discontinued operation. On December 20, 2019, we completed the sale of our North American and Japanese closures businesses to a third party. These operations represented substantially all of our Closures business. We received preliminary cash proceeds of $611 million. In June 2020, the post-closing adjustments were finalized and we received additional cash sale proceeds of $8 million.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

On February 4, 2020, we distributed our interest in the operations that represented our former RCP business to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for the IPO of shares of common stock of RCPI ("RCPI IPO"), which was completed on February 4, 2020. To effect the distribution of RCP, we bought back 35,791,985 of our shares from PFL, in consideration of us transferring all of our shares in RCPI to PFL. Upon the distribution of RCPI to PFL, we determined that our former RCP business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results have been reflected in our condensed consolidated financial statements as a discontinued operation and its assets and liabilities have been classified as assets and liabilities held for sale or distribution as of December 31, 2019. We did not allocate any general corporate overhead to this discontinued operation.

Immediately prior to its distribution and the RCPI IPO, RCP incurred $2,475 million of term loan borrowings under its new post-IPO credit facilities and $1,168 million of borrowings under an IPO settlement facility, which was subsequently repaid with the net proceeds from the RCPI IPO on February 4, 2020. We have not provided any guarantees or security in relation to RCP's external borrowings. The cash proceeds of the external borrowings, net of transaction costs and original issue discount, along with cash on-hand, were used to settle various intercompany balances between RCP and us.

In August 2020, GPCI entered into new external borrowings under which only GPC entities are borrowers, and incurred $1,985 million of external borrowings. We have not provided any guarantees or security in relation to GPC’s new external borrowings. The cash proceeds of the external borrowings, net of transaction costs and original issue discount, were used to settle various intercompany balances between GPC and us, and the remaining cash balance was distributed to us.

On September 16, 2020, we distributed our interest in the operations that represented our former GPC business to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for our IPO, which was completed on September 21, 2020. To effect the distribution of GPC, we bought back 14,036,726 of our shares from PFL, in consideration of us transferring all of our shares in GPCI to PFL. Upon the distribution of GPCI to PFL, we determined that our former GPC business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results have been reflected in our condensed consolidated financial statements as a discontinued operation and its assets and liabilities have been classified as assets and liabilities held for sale or distribution as of December 31, 2019. We did not allocate any general corporate overhead to this discontinued operation.

The following is a summary of the RCP assets and liabilities distributed on February 4, 2020 and a summary of the GPC assets and liabilities distributed on September 16, 2020:

	RCP As of February 4, 2020	GPC As of September 16, 2020
	(in millions)
Assets
Cash, cash equivalents and restricted cash	$31	$79
Current assets	699	448
Noncurrent assets	3,630	3,461
	$4,360	$3,988
Liabilities
Current liabilities	$1,467	$292
Noncurrent liabilities	2,847	2,518
	$4,314	$2,810
Net assets distributed	$46	$1,178

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Income from discontinued operations, which includes the results of GPC through September 16, 2020, the results of RCP through February 4, 2020 and the results of GPC, RCP and Closures for the three and nine months ended September 30, 2019, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net revenues	$396	$1,249	$1,510	$3,788
Cost of sales	(331)	(937)	(1,234)	(2,868)
Gross profit	65	312	276	920
Selling, general and administrative expenses	(52)	(159)	(179)	(422)
Goodwill impairment charges	—	(9)	—	(9)
Restructuring, asset impairment and other related charges	(4)	(46)	(13)	(66)
Interest expense, net(1)	(32)	(47)	(54)	(142)
Other expense, net	—	(6)	(3)	(8)
(Loss) income before income taxes from discontinued operations	(23)	45	27	273
Income tax (expense) benefit	(193)	46	(275)	(3)
Net (loss) income from discontinued operations, before gain on disposal	(216)	91	(248)	270
Gain on disposal, net of income taxes	—	—	14	—
Net (loss) income from discontinued operations	$(216)	$91	$(234)	$270

(1)
Includes interest expense and amortization of deferred transaction costs related to debt repaid in conjunction with the distribution of RCP, as well as interest and transaction costs related to debt incurred by GPCI in August 2020; also includes a $5 million loss on extinguishment of debt from the repayment of corporate level debt on February 4, 2020.

The income tax provision related to our discontinued operations for the three and nine months ended September 30, 2020 was not materially impacted by the new provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and thus was attributed a disproportionately higher estimated annualized effective rate. This interim tax expense will largely reverse during the remainder of the year ending December 31, 2020.

The (loss) income from discontinued operations includes depreciation and amortization expenses of $52 million and $97 million for the three months ended September 30, 2020 and 2019, respectively, and $178 million and $286 million for the nine months ended September 30, 2020 and 2019, respectively.

The (loss) income from discontinued operations for the three and nine months ended September 30, 2020 and 2019 includes asset impairment charges of $1 million, $2 million, $9 million and $25 million, respectively, and restructuring and other related charges of $3 million, $11 million, $5 million and $7 million, respectively, arising from the ongoing rationalization of GPC's manufacturing footprint, which are included in restructuring, asset impairment and other related charges in the above table.

The income from discontinued operations for the three and nine months ended September 30, 2019 includes a goodwill impairment charge of $9 million arising from the assessment of the recoverable amount of goodwill for our closures reporting unit as well as an asset impairment charge of $31 million relating to the write-down of the closures disposal group to its estimated recoverable amount, which is included in restructuring, asset impairment and other related charges in the above table.

We have no significant continuing involvement in relation to the sold North American and Japanese closures businesses or GPC.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Subsequent to February 4, 2020, we continue to trade with RCP in the ordinary course of business. These transactions arise under agreements that expire on December 31, 2024, but may be renewed between the parties at this time. Refer to Note 18 - Related Party Transactions.

Assets and liabilities held for sale or distribution in relation to our discontinued operations were as follows:

As of December 31, 2019
(in millions)
Cash and cash equivalents	$137
Accounts receivable, net	489
Inventories	559
Other current assets	47
Total current assets held for sale or distribution	$1,232

Property, plant and equipment, net	$1,309
Operating lease right-of-use assets, net	150
Goodwill	3,173
Intangible assets, net	2,470
Other noncurrent assets	41
Total noncurrent assets held for sale or distribution	$7,143

Accounts payable	$243
Accrued and other current liabilities	242
Total current liabilities held for sale or distribution	$485

Long-term operating lease liabilities	$126
Deferred income taxes	731
Long-term employee benefit obligations	57
Other noncurrent liabilities	78
Total noncurrent liabilities held for sale or distribution	$992

Cash flows from discontinued operations were as follows:

	For the Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$175	$523
Net cash used in investing activities	(122)	(214)
Net cash provided by financing activities	2,441	—
Net cash from discontinued operations	$2,494	$309

Note 4 - Assets and Liabilities Held for Sale

During the three months ended September 30, 2020, we committed to a plan to sell the remaining South American closures businesses included in the Other operating segment. As a result, we classified the assets and liabilities of these businesses as held for sale and recognized a pre-tax charge to earnings of $11 million within restructuring, asset impairment and other related charges

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

for the three months ended September 30, 2020. See Note 5 - Impairment, Restructuring and Other Related Charges for additional details.

The operations of the South American closures businesses did not meet the criteria to be presented as discontinued operations and are expected to be sold within the next twelve months.

The carrying amounts of the major classes of the South American closures businesses’ assets and liabilities as of September 30, 2020 included the following:

As of September 30, 2020
(in millions)
Cash and cash equivalents	$9
Accounts receivable, net	11
Inventories	3
Other current assets	1
Property, plant and equipment, net	8
Intangible assets, net	2
Held for sale valuation allowance	(11)
Total current assets held for sale or distribution	$23

Accounts payable	$3
Accrued and other current liabilities	3
Other noncurrent liabilities	2
Total current liabilities held for sale or distribution	$8

The South American closures businesses' income from operations before income taxes for the three and nine months ended September 30, 2020 was insignificant.

In addition to the above, noncurrent assets held for sale or distribution as of September 30, 2020 included $41 million related to our corporate office building that was sold in a sale-leaseback transaction in October 2020.

Note 5 - Impairment, Restructuring and Other Related Charges

During the three months ended September 30, 2020, we recorded the following impairment, restructuring and other related charges:

	Goodwill impairment	Other asset impairment	Employee terminations	Total
	(in millions)
Foodservice	$—	$—	$1	$1
Food Merchandising	—	1	—	1
Other	6	12	—	18
Total	$6	$13	$1	$20

For the three months ended September 30, 2020, we recorded non-cash impairment charges of $19 million, primarily comprised of $6 million related to goodwill and an $11 million impairment charge, both in relation to our South American closures businesses, which are reported within Other. Following these impairments, goodwill was fully impaired and the carrying value of the South American remaining closures businesses were reduced to fair value, as presented in Note 4 - Assets and Liabilities Held for Sale. The impairments arose primarily as a result of the strategic decision to sell the South American closure businesses in addition to

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

the negative impact from current market conditions and outlook for the operations of the remaining closures businesses. The estimated recoverable amounts, or fair value, were determined based on a capitalization of earnings methodology, using Adjusted EBITDA expected to be generated multiplied by an earnings multiple. The key assumptions in developing Adjusted EBITDA include management’s assessment of future trends in the industry and are based on both external and internal sources. The forecasted 2021 Adjusted EBITDA for the remaining closures operations was prepared using certain key assumptions including selling prices, sales volumes and costs of raw materials. Earnings multiples reflect recent sale and purchase transactions and comparable company trading multiples in the same industry. These estimates represent a Level 3 measurement in the fair value hierarchy, which includes inputs that are not based on observable market data. For the three months ended September 30, 2020, we recorded $1 million in employee termination costs.

During the nine months ended September 30, 2020, we recorded the following impairment, restructuring and other related charges:

	Goodwill impairment	Other asset impairment	Employee terminations	Other restructuring charges	Total
	(in millions)
Foodservice	$—	$1	$1	$1	$3
Food Merchandising	—	1	—	—	1
Beverage Merchandising	—	—	1	—	1
Other	6	12	1	—	19
Total	$6	$14	$3	$1	$24

For the nine months ended September 30, 2020, in addition to the impairments discussed above, we also recorded $3 million of employee termination and other restructuring costs.

During the three months ended September 30, 2019, we recorded the following impairment, restructuring and other related charges:

	Goodwill impairment	Other asset impairment	Employee terminations	Total
	(in millions)
Foodservice	$—	$1	$—	$1
Other	16	37	1	54
Total	$16	$38	$1	$55

For the three months ended September 30, 2019, we recorded non-cash impairment charges of $54 million, primarily comprised of $29 million related to property, plant and equipment, $16 million for goodwill, $5 million related to operating lease right-of-use assets and $3 million for customer relationships, in our remaining closures businesses which are reported above in Other. Following these impairments, the remaining carrying values of property, plant and equipment, goodwill, operating lease right-of-use assets and customer relationships were $17 million, $6 million, $3 million and $4 million, respectively. The impairments arose as a result of various commercial dis-synergies triggered by the separation of these remaining businesses from the closures operations that were sold, as discussed in Note 3 - Discontinued Operations. The estimated recoverable amounts, or fair value, were determined based on a capitalization of earnings methodology, using Adjusted EBITDA expected to be generated multiplied by an earnings multiple. The key assumptions in developing Adjusted EBITDA include management’s assessment of future trends in the industry and are based on both external and internal sources. The forecasted 2019 Adjusted EBITDA for the remaining closures operations was prepared using certain key assumptions including selling prices, sales volumes and costs of raw materials. Earnings multiples reflect recent sale and purchase transactions and comparable company trading multiples in the same industry. These estimates represent a Level 3 measurement in the fair value hierarchy, which includes inputs that are not based on observable market data. For the three months ended September 30, 2019, we recorded $1 million in employee termination costs.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

During the nine months ended September 30, 2019, we recorded the following impairment, restructuring and other related charges:

	Goodwill impairment	Other asset impairment	Employee terminations	Total
	(in millions)
Foodservice	$—	$1	$—	$1
Food Merchandising	—	4	—	4
Other	16	37	3	56
Total	$16	$42	$3	$61

For the nine months ended September 30, 2019, in addition to the impairments discussed above, we also recorded non-cash impairment charges of $4 million in aggregate relating to obsolete property, plant and equipment in respect of our Foodservice and Food Merchandising segments, as well as $2 million relating to employee termination costs. The aggregate of the remaining carrying values of the assets impaired at Foodservice and Food Merchandising was $1 million.

The following tables summarize the changes to our restructuring liability for the nine months ended September 30, 2020:

	December 31, 2019	Charges to earnings	Cash paid	September 30, 2020
	(in millions)
Employee termination costs	$1	$3	$(3)	$1
Total	$1	$3	$(3)	$1

We expect to settle our restructuring liability within twelve months.

Note 6 - Inventories

The components of inventories consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Raw materials	$167	$168
Work in progress	101	106
Finished goods	389	397
Spare parts	87	82
Inventories	$744	$753

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 7 - Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Land and land improvements	$85	$92
Buildings and building improvements	518	551
Machinery and equipment	3,043	2,973
Construction in progress	229	204
Property, plant and equipment, at cost	3,875	3,820
Less: accumulated depreciation	(2,209)	(2,117)
Property, plant and equipment, net	$1,666	$1,703

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Cost of sales	$54	$51	$157	$148
Selling, general and administrative expenses	4	3	14	8
Total depreciation expense	$58	$54	$171	$156

Note 8 - Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice(1)	Food Merchandising(1)	Beverage Merchandising	Other(2)	Total
	(in millions)
Balance as of December 31, 2019	$924	$770	$66	$6	$1,766
Impairment charges	—	—	—	(6)	(6)
Balance as of September 30, 2020	$924	$770	$66	$—	$1,760
Accumulated impairment losses	$—	$—	$—	$22	$22

(1)	The information presented above reflects the retrospective application of the March 2020 change in segments. See Note 17 - Segment Information for further details.

(2)	Other includes operations that do not meet the quantitative threshold for reportable segments.

Refer to Note 5 - Impairment, Restructuring and Other Related Charges for information related to goodwill impairment charges.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Intangible assets, net consisted of the following:

	As of September 30, 2020			As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$1,015	$(525)	$490	$1,026	$(494)	$532
Other	20	(18)	2	21	(18)	3
Total finite-lived intangible assets	$1,035	$(543)	$492	$1,047	$(512)	$535

Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	58	—	58	58	—	58
Total indefinite-lived intangible assets	$612	$—	$612	$612	$—	$612
Total intangible assets	$1,647	$(543)	$1,104	$1,659	$(512)	$1,147

Amortization expense related to intangible assets of $15 million and $14 million for the three months ended September 30, 2020 and 2019, respectively, and $42 million and $42 million for the nine months ended September 30, 2020 and 2019, respectively, was recognized in selling, general and administrative expenses in the condensed consolidated statements of income (loss).

Note 9 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Accrued personnel costs	$115	$108
Accrued interest	41	115
Accrued rebates and credits	66	67
Other(1)	120	128
Accrued and other current liabilities	$342	$418

(1) Other includes items such as accruals for freight, utilities and property and other non-income related taxes.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 10 - Debt

Debt consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Securitization Facility	$—	$420
Credit Agreement	2,487	3,487
Notes:
5.750% Senior Secured Notes due 2020	—	3,137
Floating Rate Senior Secured Notes due 2021	—	750
5.125% Senior Secured Notes due 2023	1,599	1,600
7.000% Senior Notes due 2024	650	800
Pactiv Debentures:
7.950% Debentures due 2025	276	276
8.375% Debentures due 2027	200	200
Other	13	15
Total principal amount of borrowings	5,225	10,685
Deferred financing transaction costs	(23)	(46)
Original issue discounts, net of premiums	(4)	(9)
	5,198	10,630
Less: current portion	(2)	(3,587)
Long-term debt	$5,196	$7,043

Securitization Facility
Until its termination on July 31, 2020, we had a $450 million securitization facility (the “Securitization Facility”) that was scheduled to mature on March 22, 2022. Prior to its distribution, RCP ceased to participate in our Securitization Facility, and consequently in January 2020, the size of this facility was reduced from $600 million to $450 million and the outstanding borrowings were reduced to $397 million. In February 2020, we made an additional repayment of $17 million reducing the outstanding borrowings to $380 million. On July 31, 2020, we repaid the outstanding amount of $380 million and terminated the facility. The Securitization Facility was secured by all of the assets of the borrower, which were primarily the eligible trade receivables and cash. The terms of the arrangement did not result in the derecognition of the trade receivables. The Securitization Facility had an interest rate equal to one-month LIBOR with a 0.0% floor, plus a margin of 1.75% per annum.

Credit Agreement
Certain subsidiaries of the Company are parties to a senior secured credit agreement dated August 5, 2016 as amended (the "Credit Agreement").

The Credit Agreement comprises the following term and revolving tranche:

	Currency	Maturity date	Value drawn or utilized as of September 30, 2020 (in millions)	Applicable interest rate as of September 30, 2020
Term Tranches
U.S. term loans	$	February 5, 2023	2,487	LIBOR (floor of 0.000%) + 2.750%
Revolving Tranche(1)
U.S. Revolving Loans	$	August 5, 2021	47	—

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

(1)	The Revolving Tranche represents a $302 million facility. The amount utilized is in the form of letters of credit.

In January 2020, we repaid $18 million of borrowings under the Credit Agreement with the net proceeds from the sale of our North American and Japanese closures businesses.

On August 4, 2020, we repaid in full €236 million ($279 million) of borrowings under the European term loans and all obligations under this tranche terminated. The early repayment of these borrowings resulted in a loss on extinguishment of debt of less than $1 million in respect of the write-off of unamortized deferred financing transaction costs, which was recognized in interest expense, net in the condensed consolidated statements of income (loss).

On August 4, 2020, we repaid $700 million of borrowings under the U.S. term loans.

The weighted average contractual interest rates related to our U.S. term loans as of September 30, 2020 and 2019, were 3.71% and 5.16%, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates.

Certain of our subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement and related documents to the extent permitted by law. The guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the note holders under the 5.125% Senior Secured Notes due 2023 ("5.125% Notes”).

Indebtedness under the Credit Agreement may be voluntarily repaid in whole or in part and must be mandatorily repaid in certain circumstances. Following the August 4, 2020 $700 million repayment, the borrowers are no longer required to make quarterly amortization payments in respect of the U.S. term loans referred to above. The borrowers are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due in 2019 for the year ended December 31, 2018 or are due in 2020 for the year ended December 31, 2019.

Notes
Outstanding notes, as of September 30, 2020, are summarized below:

Description	Maturity date	Semi-annual interest payment dates
5.125% Senior Secured Notes due 2023(1)	July 15, 2023	January 15 and July 15
7.000% Senior Notes due 2024	July 15, 2024	January 15 and July 15

(1)	$250 million aggregate principal amount of 5.125% Notes were issued at an issue price of 103.500%.

The effective interest rate is not materially different from the contractual interest rates.

Between December 31, 2019 and September 30, 2020, we made the following repayments on our notes:

•
In January 2020, we repaid (i) $18 million aggregate principal amount of 5.750% Senior Secured Notes due 2020; (ii) $1 million aggregate principal amount of Floating Rate Senior Secured Notes due 2021; and (iii) $1 million aggregate principal amount of 5.125% Notes, at face value, with the net proceeds from the sale of our North American and Japanese closures businesses.

•
On February 4, 2020, we repaid in full the $3.1 billion aggregate principal amount outstanding of our 5.750% Senior Secured Notes due 2020 at face value. The repayment of these borrowings resulted in a $5 million loss on extinguishment of debt. Refer to Note 3 - Discontinued Operations.

•
On August 4, 2020, we repaid $749 million aggregate principal amount outstanding under the Floating Rate Senior Secured Notes due 2021 at face value. The early repayment of these notes resulted in a loss on extinguishment of debt of $4 million in respect of the write-off of unamortized deferred financing transaction costs and original issue discount, which was recognized in interest expense, net in the condensed consolidated statements of income (loss). On August 7, 2020, we

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

terminated and settled the outstanding interest rate swap related to the Floating Rate Senior Secured Notes due 2021, resulting in the payment of $7 million to settle the liability.

•
On August 29, 2020, we repaid $150 million aggregate principal amount of the 7.000% Senior Notes due 2024 (“7.000% Notes”) at a price of 101.750%. The early repayment of these notes resulted in a loss on extinguishment of debt of $4 million in respect of the write-off of unamortized deferred financing transaction costs and the premium on redemption, which was recognized in interest expense, net in the condensed consolidated statements of income (loss).

Subsequent events related to debt
In connection with our IPO, but subsequent to September 30, 2020, the following debt transactions and repayments occurred:

•
On October 1, 2020 we issued $1,000 million aggregate principal amount of 4.000% Senior Secured Notes maturing on October 15, 2027 (“4.000% Notes”). The notes are guaranteed and secured on a senior basis by the same subsidiaries that guarantee and secure the obligations under our Credit Agreement and our 5.125% Notes. The proceeds from the new notes were used to repay indebtedness, as described below, and pay related transaction costs.

•
On October 1, 2020, we incurred $1,250 million of new term loans maturing on February 5, 2026 and obtained commitments for a new $250 million senior secured revolving credit facility maturing on August 5, 2024. The new term loans have an interest rate equal to one-month LIBOR with a 0.0% floor, plus a margin of 3.25% per annum. The proceeds from the new term loans were used to refinance a portion of our existing term loans, as described below, and to pay related transaction costs. The new revolving credit facility replaced our existing $302 million revolving credit facility.

•
During October 2020, we repaid an aggregate of $3,400 million principal amount of borrowings from the net proceeds of our IPO, new borrowings described above and cash on hand. These repayments comprised:

◦	$650 million of our 7.000% Notes, resulting in the extinguishment of these notes;

◦	$1,470 million of our 5.125% Notes; and

◦	$1,280 million of existing term loans maturing in February 2023.
These repayments will result in a loss of $51 million in respect of the write-off of unamortized deferred transaction costs and call premiums and third party fees recorded in the fourth quarter.

•
On October 23, 2020, we issued a redemption notice to redeem $70 million aggregate principal amount of 5.125% Notes at a price of 101.281%. The redemption payment is scheduled to occur on November 23, 2020.

Assets pledged as security for borrowings
We, and certain of our subsidiaries, have pledged substantially all of our assets as collateral to support the obligations under the Credit Agreement and the 5.125% Notes.

Guarantee and security arrangements
All of the guarantors of the Credit Agreement have guaranteed the obligations under the notes to the extent permitted by law.

The guarantors have granted security over substantially all of their assets to support the obligations under the 5.125% Notes. This security is expected to be shared on a first priority basis with the creditors under the Credit Agreement.

On February 4, 2020 and August 4, 2020, the relevant legal entities within RCP and GPC, respectively, were released as borrowers under the Credit Agreement, unconditionally released as guarantors of the Credit Agreement, and released as guarantors of the notes. In connection with such releases, the security granted by such entities was also released.

Pactiv Debentures
As of September 30, 2020, we had outstanding the following debentures (together, the “Pactiv Debentures”):

Description	Maturity date	Semi-annual interest payment dates
7.950% Debentures due 2025	December 15, 2025	June 15 and December 15
8.375% Debentures due 2027	April 15, 2027	April 15 and October 15

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

The effective interest rates of our debt obligations under the Pactiv Debentures are not materially different from the contractual interest rates.

Other borrowings
Other borrowings include finance lease obligations of $13 million and $15 million as of September 30, 2020 and December 31, 2019, respectively.

Scheduled maturities
Below is a schedule of required future repayments on our debt outstanding as of September 30, 2020:

(in millions)
2020	$1
2021	2
2022	3
2023	4,087
2024	651
Thereafter	481
Total principal amount of borrowings	$5,225

Fair value of our long-term debt
The fair value of our long-term debt as of September 30, 2020 and December 31, 2019 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Securitization Facility	$—	$—	$418	$420
Credit Agreement	2,479	2,487	3,476	3,487
Notes:
5.750% Senior Secured Notes due 2020	—	—	3,130	3,144
Floating Rate Senior Secured Notes due 2021	—	—	739	753
5.125% Senior Secured Notes due 2023	1,592	1,620	1,591	1,641
7.000% Senior Notes due 2024	644	662	791	828
Pactiv Debentures:
7.950% Debentures due 2025	272	301	272	311
8.375% Debentures due 2027	198	213	198	220
Other	13	13	15	15
Total	$5,198	$5,296	$10,630	$10,819

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Interest expense, net
Interest expense, net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Interest expense:
Notes	$36	$48	$123	$147
Pactiv Debentures	11	11	30	30
Credit Agreement	21	44	87	134
Securitization Facility	—	4	6	13
Interest income, related party(1)	(3)	(4)	(9)	(12)
Interest income, other	—	(5)	(6)	(11)
Amortization of deferred transaction costs(2)	3	3	12	9
Derivative losses	1	3	15	20
Net foreign currency exchange losses (gains)	6	(23)	—	(24)
Other(3)	12	3	17	6
Interest expense, net(4)	$87	$84	$275	$312

(1)	Refer to Note 18 - Related Party Transactions for additional information.

(2)	The amount for the nine months ended September 30, 2020 includes an adjustment of $5 million related to prior periods.

(3)	Amounts primarily include write-offs of unamortized debt issuance costs and original issue discount premium, as well as redemption premiums.

(4)
Amounts presented in the above table exclude interest expense and amortization of deferred transaction costs related to our 5.750% Notes repaid in conjunction with the distribution of RCP, as well as interest and transaction costs related to debt held by GPCI; also excludes a $5 million loss on extinguishment of debt from the repayment of corporate level debt on February 4, 2020.

Covenants
As of September 30, 2020, we were in compliance with all of our covenants.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 11 - Financial Instruments

Fair Value of Derivative Instruments
We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of September 30, 2020		As of December 31, 2019
	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
	(in millions)
Interest rate swap derivatives	$—	$—	$7	$—
Commodity swap contracts	2	(2)	1	(5)
Total fair value	$2	$(2)	$8	$(5)

Recorded in:
Other current assets	$2	$—	$6	$—
Other noncurrent assets	—	—	2	—
Accrued and other current liabilities	—	(2)	—	(5)
Total fair value	$2	$(2)	$8	$(5)

Our derivatives comprise commodity swaps and previously included interest rate swaps. All derivatives represent Level 2 financial assets and liabilities. Our derivatives are valued using an income approach based on the observable market index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the three and nine months ended September 30, 2020, we recognized unrealized gains of $1 million and $3 million, respectively, compared to an unrealized loss of $1 million and an unrealized gain of $6 million in the comparable prior year periods, in cost of sales in the condensed consolidated statements of income (loss).

The following table provides the detail of outstanding commodity derivative contracts as of September 30, 2020:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Natural gas swaps	million BTU	1,963,628	$2.40 - $2.94	Nov 2020 - Dec 2021
Polymer-grade propylene swaps	pound	39,250,071	$0.29 - $0.39	Oct 2020 - May 2021
Benzene swaps	U.S. liquid gallon	5,251,376	$1.08 - $2.42	Nov 2020 - Jun 2021
Diesel swaps	U.S. liquid gallon	936,628	$2.41 - $3.26	Oct 2020 - Dec 2021
Low-density polyethylene swaps	pound	15,000,000	$0.52 - $0.71	Oct 2020 - Dec 2021
Ethylene swaps	pound	2,105,278	$0.26	Oct 2020 - Apr 2021

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 12 - Employee Benefits

Net periodic benefit income (cost) for defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Service cost	$(2)	$(2)	$(5)	$(6)
Interest cost	(35)	(45)	(105)	(136)
Expected return on plan assets	52	45	155	134
Amortization of prior service cost	(1)	—	(1)	—
Amortization of actuarial gains (losses)	1	—	1	—
Total net periodic benefit income (cost)	$15	$(2)	$45	$(8)

Net periodic benefit income (cost) for defined benefit pension plans and other post-employment benefit plans has been recognized in our condensed consolidated statements of income (loss) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Cost of sales	$(1)	$(1)	$(4)	$(3)
Selling, general and administrative expenses	(1)	(1)	(1)	(3)
Non-operating income (expense), net	17	—	50	(2)
Total net periodic benefit income (cost)	$15	$(2)	$45	$(8)

On October 2, 2020, we made a contribution of $121 million to the Pactiv Evergreen Pension Plan (the “PEPP”) (formerly known as the Reynolds Group Pension Plan). No further contributions to the PEPP are expected to be made in 2020.

Note 13 - Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Related party management fee(1)	$(44)	$(3)	$(49)	$(8)
Loss on sale of businesses and noncurrent assets	(1)	(13)	(1)	(24)
Foreign exchange (losses) gains on cash(2)	(42)	17	(14)	17
Transition service agreement income(1)	5	—	15	1
Other	3	1	1	7
Other (expense) income, net	$(79)	$2	$(48)	$(7)

(1)	See Note 18 - Related Party Transactions for additional information.

(2)	Primarily arose from holding U.S. dollars in non-U.S. dollar functional currency entities.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 14 - Commitments and Contingencies

We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, personal injury and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our balance sheet, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our balance sheet, results of operations or cash flows in a future period. Except for amounts provided, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

As part of the agreements for the sale of various businesses, we have provided certain warranties and indemnities to the respective purchasers as set out in the respective sale agreements. These warranties and indemnities are subject to various terms and conditions affecting the duration and total amount of the indemnities. As of September 30, 2020, we are not aware of any material claims under these agreements that would give rise to an additional liability. However, if such claims arise in the future, they could have a material effect on our balance sheet, results of operations and cash flows.

We previously disclosed a contingency for the payment of a management fee to related parties of up to $22 million in respect of the 2009 and 2010 financial years. This management fee has now been recognized and paid in the three and nine months ended September 30, 2020. Refer to Note 18 - Related Party Transactions for further information.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 15 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in our balances of each component of accumulated other comprehensive loss ("AOCL"):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(447)	$(425)	$(354)	$(442)
Currency translation adjustments	65	(77)	(30)	(67)
Amounts reclassified from AOCL	1	13	1	20
Other comprehensive income (loss)	66	(64)	(29)	(47)
Distribution of RCP and GPC(1)	171	—	173	—
Balance as of end of period	$(210)	$(489)	$(210)	$(489)

Defined benefit plans:
Plans associated with continuing operations
Balance as of beginning of period	$(176)	$(302)	$(176)	$(258)
Cumulative impact of adopting ASU 2018-02	—	—	—	(44)
Balance as of end of period	$(176)	$(302)	$(176)	$(302)
Plans held for sale or distribution
Balance as of beginning of period	$(1)	$13	$12	$11
(Gains) and losses reclassified from AOCL:
Amortization of actuarial gain(2)	—	(1)	—	(2)
Other comprehensive loss	—	(1)	—	(2)
Cumulative impact of adopting ASU 2018-02	—	—	—	3
Distribution of RCP and GPC(3)	1	—	(12)	—
Balance as of end of period	$—	$12	$—	$12

AOCL
Balance as of beginning of period	$(624)	$(714)	$(518)	$(689)
Other comprehensive income (loss)	66	(65)	(29)	(49)
Cumulative impact of adopting ASU 2018-02	—	—	—	(41)
Distribution of RCP and GPC(1)(3)	172	—	161	—
Balance as of end of period	$(386)	$(779)	$(386)	$(779)

(1)
Currency translation adjustment reclassifications associated with the distribution of RCP are recorded directly to additional paid in capital. Currency translation adjustment reclassifications associated with the distribution of GPC are recorded directly to retained earnings. See Note 3 - Discontinued Operations for additional details.

(2)	Amortization of actuarial gain associated with plans related to our discontinued operations is recorded in income from discontinued operations.

(3)	Defined benefit plan reclassifications associated with the distribution of RCP and GPC are recorded directly to retained earnings.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 16 - Income Taxes

The effective tax rates for the three and nine months ended September 30, 2020 and 2019 represent our estimate of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended September 30, 2020, we recognized tax expense of $42 million on a loss from continuing operations before tax of $101 million. This effective tax rate was primarily attributable to a $105 million discrete adjustment to increase our valuation allowance for deferred interest deductions. The increase in the valuation allowance reflects the reassessment of the recoverability of our deferred interest deductions following the distribution of Graham Packaging in September 2020.

During the nine months ended September 30, 2020, we recognized a tax benefit of $95 million on a loss from continuing operations before tax of $123 million. The effective tax rate is primarily attributable to the mix of income and losses taxed at varying rates among the jurisdictions in which we operate and includes the benefit of the CARES Act, primarily from the ability to utilize additional deferred interest deductions. The year to date effective tax rate also includes a $132 million return to provision benefit from our 2019 federal return, partially offset by a $105 million discrete adjustment for additional valuation allowance. The return to provision benefit was primarily attributable to the retroactive provisions of the CARES Act, enabling the utilization of additional deferred interest deductions. The increase in the valuation allowance reflects the reassessment of the recoverability of our deferred interest deductions following the distribution of Graham Packaging in September 2020.

During the three months ended September 30, 2019, we recognized no tax expense on a loss from continuing operations before tax of $35 million. During the nine months ended September 30, 2019, we recognized tax expense of $16 million on a loss from continuing operations before tax of $84 million. The effective tax rates in each period were primarily attributable to additional valuation allowances, mainly in relation to the deductibility of deferred interest expense, and the mix of book income and losses among the jurisdictions in which we operate. The tax expense during the three months ended September 30, 2019, was offset by a discrete benefit as a result of filing amended returns to claim a foreign tax credit in lieu of a foreign tax deduction.

Note 17 - Segment Information

ASC 280 Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280 and in conjunction with the distribution of our former RCP segment, as of March 31, 2020, we realigned our reportable segments. As a result of this realignment and the GPC distribution on September 16, 2020, we now have three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. These reportable segments reflect the change in our operating structure and the manner in which our Chief Operating Decision Maker (“CODM”) assesses information for decision-making purposes.

The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions. Our reportable segments are described as follows:

Foodservice
Foodservice manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Foodservice manufactures food containers, hot and cold cups and lids, tableware items and other products which make eating on-the-go more enjoyable and easy to do.

Food Merchandising
Food Merchandising manufactures products that protect and attractively display food while preserving freshness. Food Merchandising products include clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and molded fiber cartons.

Beverage Merchandising
Beverage Merchandising manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets. Beverage Merchandising manufactures and supplies integrated fresh carton systems, which include printed cartons, spouts and filling machinery. It also produces fiber-based liquid

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

packaging board for its internal requirements and to sell to other fresh beverage carton manufacturers, as well as a range of paper-based products which it sells to paper and packaging converters.

Other
In addition to our reportable segments, we have other operating segments that do not meet the threshold for presentation as a reportable segment. These operating segments include the remaining components of our former closures business, which generate revenue from the sale of caps and closures, and are presented as Other in the reconciliation between total reportable segment amounts and the equivalent consolidated measure.

Unallocated
Unallocated includes corporate costs, primarily relating to companywide functions such as finance, tax and legal and the effects of the PEPP.

Information by Segment
We present reportable segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments.

Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, foreign exchange gains or losses on cash, related party management fees, unrealized gains or losses on derivatives, gains or losses on the sale of businesses and noncurrent assets, impairment charges, restructuring, asset impairment and other related charges, operational process engineering-related consultancy costs, non-cash pension income or expense and strategic review and transaction-related costs.

Segment reportable assets represent trade receivables, inventory and property, plant and equipment.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable segment total
	(in millions)
For the Three Months Ended September 30, 2020
Net revenues	$473	$354	$338	$1,165
Intersegment revenues	—	—	23	23
Total reportable segment net revenues	$473	$354	$361	$1,188
Adjusted EBITDA	$81	$72	$24	$177

For the Three Months Ended September 30, 2019
Net revenues	$546	$351	$372	$1,269
Intersegment revenues	—	—	29	29
Total reportable segment net revenues	$546	$351	$401	$1,298
Adjusted EBITDA	$89	$56	$45	$190

For the Nine Months Ended September 30, 2020
Net revenues	$1,351	$1,046	$1,030	$3,427
Intersegment revenues	—	—	76	76
Total reportable segment net revenues	$1,351	$1,046	$1,106	$3,503
Adjusted EBITDA	$170	$186	$112	$468

For the Nine Months Ended September 30, 2019
Net revenues	$1,630	$1,037	$1,094	$3,761
Intersegment revenues	—	—	94	94
Total reportable segment net revenues	$1,630	$1,037	$1,188	$3,855
Adjusted EBITDA	$262	$161	$142	$565

Reportable segment assets consisted of the following:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable segment total
	(in millions)
As of September 30, 2020	$1,060	$706	$1,023	$2,789
As of December 31, 2019	1,090	727	972	2,789

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated U.S. GAAP income from continuing operations before income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Reportable segment Adjusted EBITDA	$177	$190	$468	$565
Other	2	4	6	10
Unallocated	(6)	(17)	(29)	(57)
	173	177	445	518
Adjustments to reconcile to U.S. GAAP income (loss) from continuing operations before income taxes
Depreciation and amortization	(73)	(68)	(213)	(198)
Interest expense, net	(87)	(84)	(275)	(312)
Foreign exchange (losses) gains on cash	(42)	17	(14)	17
Goodwill impairment charges	(6)	(16)	(6)	(16)
Loss on sale of businesses and noncurrent assets	(1)	(13)	(1)	(24)
Non-cash pension income	18	—	55	2
Operational process engineering-related consultancy costs	(3)	(5)	(12)	(18)
Related party management fee	(44)	(3)	(49)	(8)
Restructuring, asset impairment and other related charges	(14)	(39)	(18)	(45)
Strategic review and transaction-related costs	(24)	(1)	(39)	(2)
Unrealized gains (losses) on derivatives	1	(1)	3	6
Other	1	1	1	(4)
Loss from continuing operations before tax	$(101)	$(35)	$(123)	$(84)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Reportable segment assets	$2,789	$2,789
Other	39	65
Unallocated(1)	5,389	13,321
Total assets	$8,217	$16,175

(1)
Unallocated includes unallocated assets, which are comprised of cash and cash equivalents, other current assets, assets held for sale or distribution, entity-wide property, plant and equipment, operating lease right-of-use assets, goodwill, intangible assets, deferred income taxes, related party receivables and other noncurrent assets.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Information in Relation to Products
Net revenues by product line are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Foodservice
Cups and lids	$198	$242	$560	$691
Containers	187	196	549	587
Dinnerware	34	52	108	157
Other	54	56	134	195
Food Merchandising
Meat trays	93	91	287	262
Bakery/snack/produce/fruit containers	75	79	218	236
Prepared food trays	33	43	95	126
Egg cartons	24	24	74	73
Dinnerware	88	79	257	230
Other	41	35	115	110
Beverage Merchandising
Cartons for fresh beverage products	199	205	597	593
Liquid packaging board	92	109	296	335
Paper products	70	87	213	260
Reportable segment net revenues	1,188	1,298	3,503	3,855
Other / Unallocated
Other	30	37	87	127
Inter-segment eliminations	(23)	(29)	(76)	(94)
Net revenues	$1,195	$1,306	$3,514	$3,888

For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 18 - Related Party Transactions

As of September 30, 2020, 79% of our shares are owned by PFL or other entities of which Mr. Graeme Hart is the ultimate shareholder.

In addition to the distributions of RCPI and GPCI to PFL, as described further in Note 3 - Discontinued Operations, the related party entities and types of transactions we entered into with them are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

	Transaction value for the Three Months Ended September 30,		Transaction value for the Nine Months Ended September 30,		Balance outstanding as of
	2020	2019	2020	2019	September 30, 2020	December 31, 2019
	(in millions)
Balances and transactions with joint ventures
Included in other current assets					$7	$8
Sale of goods and services(a)	$5	$3	$23	$19
Balances and transactions with other entities controlled by Mr. Graeme Hart
Current related party receivables					57	—
Sale of goods and services(b)	89	72	259	213
Transition services agreement and rental income(b)	3	—	11	—
Tax loss transfer(c)	—	—	13	—
Recharges(d)	1	—	2	4
Forgiveness of a balance(e)	(15)	—	(15)	—
Noncurrent related party receivables(f)					—	339
Interest income	3	4	9	12
Loan forgiveness	(347)	—	(347)	—
Related party payables					(21)	(30)
Purchase of goods(b)	(28)	(36)	(91)	(114)
Recharges(d)	(1)	(6)	(11)	(16)
Management fee(g)	(57)	(8)	(65)	(21)
Tax loss transfer(c)	(10)	—	(11)	(2)

(a)
All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated on a cost-plus basis allowing a margin ranging from 3% to 6%. All amounts are unsecured, non-interest bearing and repayable on demand.

(b)
Following the distribution of RCP on February 4, 2020, we continue to trade with them, selling and purchasing various goods and services under contractual arrangements that expire over a variety of periods through to 2024. Prior to February 4, 2020, our continuing operations recognized revenue and cost of sales in respect of sales to and purchases from RCP. Refer to Note 3 - Discontinued Operations. As part of the separation process, amongst other agreements, we have entered into two lease arrangements with RCP and entered into a transition services agreement to provide ongoing agreed services to RCP, as requested.

We do not trade with GPC on an ongoing basis. We have entered into a transition services agreement to provide ongoing agreed services to GPC, as requested. We have also entered into a tax matters agreement with GPC. We have recognized a receivable of $8 million under the tax matters agreement in relation to GPC’s estimated share of U.S. federal taxes in respect of the period from January 1, 2020 through to September 16, 2020.

(c)	Represents payments received or made for tax losses transferred between our entities and other entities controlled by Mr. Graeme Hart.

(d)
Represents certain costs paid on our behalf that were subsequently recharged to us. These charges are for various costs incurred including services provided, financing and other activities. All amounts are unsecured, non-interest bearing and settled on normal trade terms. As part of our IPO, we have entered into a transition services agreement with Rank Group Limited ("Rank") under which Rank will, upon our request, continue to provide certain administrative and support services to us, and we will

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

provide support services to Rank upon request. All services provided will be charged at an agreed hourly rate plus any third party costs.

(e)	In connection with our IPO, $15 million of current related party receivables owed by Rank was forgiven. We recognized this forgiveness as a reduction in retained earnings.

(f)
The loan with Rank, which was included in noncurrent related party receivables, accrued interest at a rate based on the average 90-day New Zealand bank bill rate, set quarterly, plus a margin of 3.25%. During the three and nine months ended September 30, 2020, interest was charged at 3.550% and 3.458% to 4.275%, respectively. During the three and nine months ended September 30, 2019, interest was charged at 4.567% and 4.567% to 5.149%, respectively. In preparation for our IPO, the loan receivable was forgiven. We recognized this forgiveness as a reduction in retained earnings.

(g)
Our financing agreements permit the payment of management fees to related parties for management, consulting, monitoring and advising services. The management fees were paid pursuant to a services agreement with Rank. In connection with our IPO, we (i) paid an additional management fee of $22 million, in respect of the 2009 and 2010 financial years and (ii) paid a termination fee of $45 million for the termination of, and release from, the Rank services agreement, which included the $8 million management fee payable for the period January 1, 2020 to the date of termination of September 16, 2020 which was previously accrued. During the three and nine months ended September 30, 2020, management fees of $44 million and $49 million, respectively, were recognized in other (expense) income, net, with the remainder in discontinued operations. During the three and nine months ended September 30, 2019, management fees of $3 million and $8 million, respectively, were recognized in other (expense) income, net, with the remainder in discontinued operations. The services agreement with Rank was terminated in connection with our IPO, and we will no longer be charged a management fee.

Note 19 - Stock-based Compensation

In conjunction with our IPO, we established the Pactiv Evergreen Inc. Equity Incentive Plan (the “Equity Incentive Plan”) for purposes of granting stock- and cash-based compensation awards to our employees (including our senior management), directors, consultants and advisors. The maximum number of shares of common stock initially available for issuance under our Equity Incentive Plan was 9,079,395 shares.

During 2019 and 2020, in anticipation of our IPO, we granted 297,296 restricted stock units (“RSUs”) to certain members of management, which included a performance condition that required the Company to complete an IPO. Certain of these RSUs vest over three years, with one-third of an employee’s RSUs vesting on each anniversary from the date of our IPO, subject to the employee’s continued employment through the applicable vesting date. The remaining portion of the RSUs vests on December 31, 2021, subject to the employee’s continued employment through this vesting date. We recognized approximately $1 million of stock-based compensation expense during the three and nine months ended September 30, 2020 related to these grants. There was no stock-based compensation expense recorded during the three and nine months ended September 30, 2019.

As of September 30, 2020, we had 8,782,099 shares available under the Equity Incentive Plan.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 20 - Earnings Per Share

A reconciliation of the number of shares used for our (loss) earnings per share calculation was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net (loss) income attributable to Pactiv Evergreen Inc. common stockholders
From continuing operations	$(143)	$(35)	$(29)	$(101)
From discontinued operations	(216)	91	(234)	270
Total	$(359)	$56	$(263)	$169

Weighted average number of shares outstanding
Basic	138.9	134.4	135.9	134.4
Effect of dilutive securities	—	—	—	—
Diluted	138.9	134.4	135.9	134.4

(Loss) earnings per share attributable to Pactiv Evergreen Inc. common stockholders
From continuing operations
Basic	$(1.03)	$(0.26)	$(0.22)	$(0.75)
Diluted	$(1.03)	$(0.26)	$(0.22)	$(0.75)
From discontinued operations
Basic	$(1.56)	$0.67	$(1.72)	$2.01
Diluted	$(1.56)	$0.67	$(1.72)	$2.01
Total
Basic	$(2.59)	$0.41	$(1.94)	$1.26
Diluted	$(2.59)	$0.41	$(1.94)	$1.26

The weighted average number of shares outstanding prior to our IPO reflects PTVE’s conversion to a Delaware incorporated entity and the subsequent stock split, as detailed in Note 1 - Nature of Operations and Basis of Presentation. The stock split has been retroactively reflected, resulting in 134.4 million weighted average number of shares outstanding for the three and nine months ended September 30, 2019. The weighted average number of shares outstanding during the three and nine months ended September 30, 2020 reflects the weighted average number of shares outstanding, as described above, including the weighted average shares issued on September 21, 2020 as part of our IPO.

Note 21 - Subsequent Events

Except as described elsewhere in this document, there have been no events subsequent to September 30, 2020 that would require accrual or disclosure in these condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and anticipated growth in the markets served by our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the "Risk Factors" section of our final prospectus filed with the Securities and Exchange Commission on September 18, 2020 pursuant to Rule 424(b)(4). You should specifically consider the numerous risks outlined in the final prospectus. Refer also to Part II, Item 1A. “Risk Factors.” These risks include, among others, those related to:

•	future costs of raw materials, energy and freight, including the impact of tariffs, trade sanctions and similar matters;

•	competition in the markets in which we operate;

•	changes in consumer lifestyle, eating habits, nutritional preferences and health-related and environmental and sustainability concerns;

•	failure to maintain satisfactory relationships with our major customers;

•	the impact of a loss of any of our key manufacturing facilities;

•	the uncertain economic, operational and financial impacts of the COVID-19 pandemic;

•	compliance with, and liabilities related to, environmental, health and safety laws, regulations and permits;

•	impact of government regulations and judicial decisions affecting products we produce or the products contained in the products we produce;

•	any non-compliance with the Foreign Corrupt Practices Act or similar laws;

•	our dependence on suppliers of raw materials and any interruption to our supply of raw materials;

•	our ability to realize the benefits of our capital investment, restructuring and other cost savings programs; and

•	seasonality and cyclicality.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Description of the Company and its Business Segments

We are a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of products that protect, package and display fresh food and beverages for consumers who want to eat or drink fresh, prepared or ready-to-eat food and beverages conveniently and with confidence. We supply our products to a broad and diversified mix of companies, including full service restaurants (“FSRs”) and quick service restaurants (“QSRs”), foodservice distributors, supermarkets, grocery and healthy eating retailers, other food stores, food and beverage producers and food processors.

Our operations consist of manufacturing and selling products through three reportable segments organized across three broad categories:

•
Foodservice. Our Foodservice segment manufactures a broad range of products that enable consumers to eat and drink what they want, where they want and when they want with convenience. Products include food containers, hot and cold cups, lids, dinnerware and other products which make eating on-the-go more enjoyable and easy to do. Foodservice’s customer base includes chain restaurants, FSRs, established and emerging QSRs, distributors, institutional foodservice (e.g. airports, schools and hospitals) and convenience stores.

•
Food Merchandising. Our Food Merchandising segment manufactures products that protect and attractively display food while preserving freshness. Products include clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and molded fiber cartons. Food Merchandising’s customers include supermarkets, grocery and healthy eating retailers and other food stores as well as meat, egg, agricultural and consumer packaged goods processors.

•
Beverage Merchandising. Our Beverage Merchandising segment manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets. Products include integrated fresh carton systems, which include printed cartons with high-impact graphics, spouts and filling machines. Beverage Merchandising also produces fiber-based liquid packaging board for its internal requirements and to sell to other fresh beverage carton manufacturers, as well as a range of paper-based products which it sells to paper and packaging converters. Beverage Merchandising’s customers include dairy, juice and specialty beverage producers, cup, plate and container manufacturers, and other beverage carton manufacturers.

Our Initial Public Offering and Corporate Reorganization

On September 21, 2020, we completed an initial public offering of our common stock (“IPO”). In connection with the IPO, on September 16, 2020, we distributed all of our shares in Graham Packaging Company Inc. to PFL, our sole shareholder, prior to completion of the IPO (the “GPC Separation”). As a result of the GPC Separation, Graham Packaging Company Inc. and its subsidiaries have ceased to be wholly-owned subsidiaries of the Company. Following the IPO, we also completed following transactions:

•
On October 1, 2020 we issued $1,000 million aggregate principal amount of 4.000% Senior Secured Notes maturing on October 15, 2027 (“4.000% Notes”). The notes are guaranteed and secured on a senior basis by the same subsidiaries that guarantee and secure the obligations under our Credit Agreement and our 5.125% Notes. The proceeds from the new notes were used to repay indebtedness, as described below, and pay related transaction costs.

•
On October 1, 2020, we incurred $1,250 million of new term loans maturing on February 5, 2026 and obtained commitments for a new $250 million senior secured revolving credit facility maturing on August 5, 2024. The new term loans have an interest rate equal to one-month LIBOR with a 0.0% floor, plus a margin of 3.25% per annum. The proceeds from the new term loans were used to refinance a portion of our existing term loans, as described below, and to pay related transaction costs. The new revolving credit facility replaced our existing $302 million revolving credit facility.

•
During October 2020, we repaid an aggregate of $3,400 million principal amount of borrowings from the net proceeds of our IPO, new borrowings described above and cash on hand. These repayments comprised:

▪	$650 million of our 7.000% Notes, resulting in the extinguishment of these notes;

▪	$1,470 million of our 5.125% Notes; and

▪	$1,280 million of existing term loans maturing in February 2023.

Impact of COVID-19

On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization, which recommended containment and mitigation measures worldwide. Our operations, sales, and, to a lesser extent, our supply chain have been impacted by the pandemic, and we expect that impact to continue.

Although many jurisdictions have implemented, for various periods of time, stay-at-home, closures or similar measures designed to limit the spread of COVID-19, resulting in the temporary closing of many businesses, these orders include exemptions for “essential businesses.” All of our operations fall within those exemptions and have remained open. Some of our facilities, however, operate in communities that have had high incident rates of COVID-19, resulting in many persons out sick or in quarantine, which has impacted production at some plants. We have implemented several policies designed to protect our employees and our customers including screening employees for all symptoms of COVID-19 (including increased temperature checking), ensuring social distancing is observed, providing physical barriers and personal protective equipment where employees work closely together, tracking and tracing of COVID-19 positive employees to identify close contacts and locations frequented, engagement of third-party vendors to deep-clean and sanitize facilities and enhancing pay and leave policies to ensure employees experiencing symptoms of COVID-19 stay at home. While certain of these measures taken have increased our costs, we remain committed to adapting our policies and procedures to ensure the safety of our employees and compliance with federal, state and local regulations while the pandemic continues. We have taken actions to reduce non-essential spending, including the furlough of certain of our employees, reducing working capital in areas affected by lower sales and reducing non-essential capital spending.

The COVID-19 pandemic has had a significant impact to our results of operations for the nine months ended September 30, 2020, with the largest impact occurring in the second quarter and to a lesser extent in the third quarter. Our Foodservice segment experienced a significant decline in net revenue due to the closure or reduced activity of restaurants and other food-serving institutions. Our Foodservice customers have adapted to COVID-19 restrictions and changes in consumer behavior by offering more take-out and online ordering options. Consistent with the easing of restrictions, towards the latter part of the second quarter of 2020 and into the third quarter we experienced an increase in volumes and net revenues in our Foodservice segment. Our Food Merchandising segment has experienced a strong market demand for many of our products as people continue to eat more at home, while there has been a decline in demand for other products, such as bakery and snack containers typically used in many of the group gatherings that were either canceled or scaled back due to restrictions and concerns over COVID-19. Within our Beverage Merchandising segment, sales of fresh beverage cartons have remained relatively constant with declines in sales of school milk cartons being offset by higher demand in the retail segment, while sales in the paper markets have declined due to a decrease in demand of printed publications and advertising and demand for liquid packaging board has softened.

We expect that the COVID-19 pandemic will continue to negatively impact our results of operations in future periods as the macroeconomic environment changes and consumer behavior continues to evolve. However, the general effects of the COVID-19 pandemic continue to change and remain unpredictable. We make no assurances as to the future results of our business.

In facilities that manufacture, warehouse and distribute products with softening demand, we have taken measures to reduce spending and production accordingly. To date, we have not experienced significant issues within our supply chain, including the sourcing of materials and logistics service providers. However, this may change the longer the pandemic continues.

We believe the increased demand for certain of our products results from more people eating at home due to the pandemic. We cannot predict if, or for how long, such increased demand will continue. For those products with decreased demand, we do not expect to recover the sales lost during the pandemic, and certain industries we serve, primarily the restaurant industry, are experiencing severe impacts and may not return to pre-pandemic strength for a significant period of time. The duration of the COVID-19 pandemic remains unknown, and its ongoing impact on our operations may not be consistent with our experiences to date.

In addition, we have experienced volatility in the net liability for our pension plans, with the value of plan assets and liabilities impacted by changes in financial markets in connection with the COVID-19 pandemic.

As of September 30, 2020, we had $1,765 million of cash and cash equivalents on hand and $255 million available for drawing under our revolving credit facility. As of October 31, 2020, we had $493 million of cash and cash equivalents and $207 million available for drawing under our new revolving credit facility. We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

At this time, we are unable to predict with any certainty the nature, timing or magnitude of any changes in future sales and/or earnings attributable to the spread of COVID-19. See “Risk Factors” in our final prospectus filed with the Securities and Exchange Commission on September 18, 2020 pursuant to Rule 424(b)(4).

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in March 2020. Retroactive provisions of the CARES Act entitle us to utilize additional deferred interest deductions, which lower our taxable income for the year ended December 31, 2019. The CARES Act also increases the allowable interest deductions for the year ending December 31, 2020. We recognized a tax benefit in continuing operations in the nine months ended September 30, 2020 of $132 million which was primarily driven by adjusting our taxable income for the year ended December 31, 2019 as a result of the CARES Act.

How We Assess the Performance of Our Business and Use of Non-GAAP Measures

In addition to financial measures determined in accordance with GAAP, we make use of the non-GAAP financial measure Adjusted EBITDA from continuing operations in evaluating our consolidated past results and our consolidated future prospects.

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to foreign exchange gains or losses on cash, related party management fees, unrealized gains or losses on derivatives, gains or losses on the sale of businesses and noncurrent assets, restructuring, asset impairment and other related charges, operational process engineering-related consultancy costs, non-cash pension income or expense and strategic review and transaction-related costs.

We present Adjusted EBITDA from continuing operations because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. Accordingly, we believe that Adjusted EBITDA from continuing operations provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, our chief operating decision maker uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments.

The following is a reconciliation of our net income (loss) from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net loss from continuing operations (GAAP)	$(143)	$(35)	$(28)	$(100)
Income tax expense (benefit)	42	—	(95)	16
Interest expense, net	87	84	275	312
Depreciation and amortization	73	68	213	198
Goodwill impairment charges(1)	6	16	6	16
Restructuring, asset impairment and other related charges(2)	14	39	18	45
Loss on sale of businesses and noncurrent assets(3)	1	13	1	24
Non-cash pension income(4)	(18)	—	(55)	(2)
Operational process engineering-related consultancy costs(5)	3	5	12	18
Related party management fee(6)	44	3	49	8
Strategic review and transaction-related costs(7)	24	1	39	2
Foreign exchange losses (gains) on cash(8)	42	(17)	14	(17)
Unrealized (gains) losses on derivatives(9)	(1)	1	(3)	(6)
Other	(1)	(1)	(1)	4
Adjusted EBITDA from continuing operations (Non-GAAP)	$173	$177	$445	$518

(1)
Reflects goodwill impairment charges in respect of our remaining closures operations in 2020 and 2019. For further information, refer to Note 5 - Impairment, Restructuring and Other Related Charges in our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

(2)
Reflects asset impairment, restructuring and other related charges primarily associated with the remaining closures businesses that are not reported within discontinued operations. For further information, refer to Note 5 - Impairment, Restructuring and Other Related Charges in our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

(3)
Reflects the loss from the sale of businesses and noncurrent assets, primarily in our Other segment. For further information, refer to Note 13 - Other (Expense) Income, Net in our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

(4)	Reflects the non-cash pension (income) expense related to our PEPP.

(5)	Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.

(6)
Reflects the related party management fee charged by Rank to us and a fee to terminate this arrangement. For further information, refer to Note 18 - Related Party Transactions in our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Following our IPO, we are no longer charged the related party management fee.

(7)	Reflects costs incurred for strategic reviews of our businesses, as well as costs related to our IPO that cannot be offset against the proceeds of the IPO.

(8)	Reflects foreign exchange (gains) losses on cash, primarily on U.S. dollar amounts held in non-U.S. dollar functional currency entities.

(9)
Reflects the mark-to-market movements in our commodity derivatives. For further information, refer to Note 11 - Financial Instruments in our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Reportable Segment Net Revenue and Adjusted EBITDA

(In millions)	Foodservice	Food Merchandising	Beverage Merchandising
Net revenues
2020	$473	$354	$361
2019	$546	$351	$401
Adjusted EBITDA
2020	$81	$72	$24
2019	$89	$56	$45

Total Pactiv Evergreen Inc.

	For the Three Months Ended September 30,
(In millions, except for %)	2020	% of revenue	2019	% of revenue	Change	% change
Net revenues	$1,195	100%	$1,306	100%	$(111)	(8)%
Cost of sales	(1,011)	(85)%	(1,100)	(84)%	89	8%
Gross profit	184	15%	206	16%	(22)	(11)%
Selling, general and administrative expenses	(116)	(10)%	(104)	(8)%	(12)	(12)%
Goodwill impairment charges	(6)	(1)%	(16)	(1)%	10	63%
Restructuring, asset impairment and other related charges	(14)	(1)%	(39)	(3)%	25	64%
Other (expense) income, net	(79)	(7)%	2	—%	(81)	NM
Operating (loss) income from continuing operations	(31)	(3)%	49	4%	(80)	NM
Non-operating income, net	17	1%	—	—%	17	NM
Interest expense, net	(87)	(7)%	(84)	(6)%	(3)	(4)%
Loss from continuing operations before tax	(101)	(8)%	(35)	(3)%	(66)	NM
Income tax expense	(42)	(4)%	—	—%	(42)	NM
Loss from continuing operations	(143)	(12)%	(35)	(3)%	(108)	NM
(Loss) income from discontinued operations, net of income taxes	(216)	NM	91	NM	(307)	NM
Net (loss) income	$(359)	NM	$56	NM	$(415)	NM
Adjusted EBITDA from continuing operations(1)	$173	14%	$177	14%	$(4)	(2)%
NM indicates that the calculation is not meaningful.

(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. See “— How We Assess the Performance of Our Business and Use of Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for the Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

	Price/Mix	Volume	FX	Total
Net revenues	(1)%	(7)%	—%	(8)%
By reportable segment:
Foodservice	(3)%	(10)%	—%	(13)%
Food Merchandising	3%	(1)%	(1)%	1%
Beverage Merchandising	(2)%	(8)%	—%	(10)%

Net Revenues. Net revenues for the three months ended September 30, 2020 decreased by $111 million, or 8%, to $1,195 million compared to the three months ended September 30, 2019. The decrease was primarily due to lower sales volume across all segments, largely due to the unfavorable impact from the COVID-19 pandemic, as well as lower pricing, mainly due to lower raw material costs passed through to customers.

Cost of Sales. Cost of sales for the three months ended September 30, 2020 decreased by $89 million, or 8%, to $1,011 million compared to the three months ended September 30, 2019. The decrease was primarily due to lower sales volume and lower raw material costs, partially offset by higher manufacturing costs driven by planned mill outages within the Beverage Merchandising segment in the current year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2020 increased by $12 million, or 12%, to $116 million compared to the three months ended September 30, 2019. The increase was primarily due to higher strategic and transaction-related costs, partially offset by lower employee costs.

Goodwill Impairment Charges. Goodwill impairment charges for the three months ended September 30, 2020 decreased by $10 million to $6 million compared to the three months ended September 30, 2019. The goodwill impairment charges in both periods related to our remaining closures business. For additional information, refer to Note 5 - Impairment, Restructuring and Other Related Charges of our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended September 30, 2020 decreased by $25 million, or 64%, to $14 million compared to the three months ended September 30, 2019. The decrease reflects different initiatives across our segments. For additional information, refer to Note 5 - Impairment, Restructuring and Other Related Charges of our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other (Expense) Income, Net. Other expense, net for the three months ended September 30, 2020 changed by $81 million to $79 million of expense compared to $2 million of income for the three months ended September 30, 2019. The change was primarily attributable to an unfavorable change in foreign exchange losses, largely on U.S. dollar cash balances held by entities with a non-U.S. dollar functional currency, and an increase in the related party management fee, partially offset by a decrease in losses on sale of businesses and other noncurrent assets.

Non-operating Income (Expense), Net. Non-operating income, net for the three months ended September 30, 2020 increased to $17 million compared to nil for the three months ended September 30, 2019. The increase was primarily due to a decrease in interest cost on benefit plans, largely as a result of a decrease in interest rates, and an increase in the expected return on pension plan assets.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 2020 increased by $3 million, or 4%, to $87 million, compared to the three months ended September 30, 2019. The increase was primarily due to an unfavorable change of $29 million in net foreign currency losses and a $10 million loss on extinguishment of debt, partially offset by a $23 million reduction in interest expense on our Credit Agreement and a $12 million reduction in interest expense on our notes. The lower interest expense on our Credit Agreement reflects a reduction in the underlying LIBO reference rate on the U.S. term loan, which was 0.16% as of September 30, 2020 compared to 2.04% as of September 30, 2019. The decrease in interest expense on our notes is primarily attributable to the repayment of $345 million of the 6.875% notes in November 2019.

Income Tax (Expense) Benefit. During the three months ended September 30, 2020, we recognized tax expense of $42 million on a loss from continuing operations before tax of $101 million, compared to no tax expense on a loss from continuing operations before tax of $35 million for the three months ended September 30, 2019. The effective tax rate during the three months ended September 30, 2020 was primarily attributable to a $105 million discrete increase in our valuation allowance for deferred interest deductions following the reassessment of the recoverability of our deferred interest deductions as a result of the distribution of Graham Packaging in September 2020. The effective tax rate during the three months ended September 30, 2019 was primarily attributable to additional valuation allowances, mainly in relation to the deductibility of deferred interest deductions, and the mix of book income and losses among the jurisdictions in which we operate, offset by a discrete benefit as a result of filing amended returns to claim a foreign tax credit in lieu of a foreign tax deduction.

(Loss) Income from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes for the three months ended September 30, 2020 changed by $307 million, resulting in a loss of $216 million compared to the three months ended September 30, 2019. The three months ended September 30, 2020 included only two and half months of results of our former Graham Packaging segment, while the results for the three months ended September 30, 2019 include the three months of results of our former RCP, closures and Graham Packaging segments. Additionally, the income tax provision related to our discontinued operations for the three months ended September 30, 2020 was not materially impacted by the new provisions of the CARES Act and thus was attributed a disproportionately higher estimated annualized effective rate. This interim tax expense will largely reverse during the remainder of the year ending December 31, 2020. Refer to Note 3 - Discontinued Operations of our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the three months ended September 30, 2020 decreased by $4 million, or 2%, to $173 million compared to the three months ended September 30, 2019. The decrease was primarily due to higher manufacturing costs driven by planned mill outages, lower volume due to the impact of COVID-19 and lower pricing, partially offset by favorable raw material costs, net of lower costs passed through to customers, favorable net logistics costs and lower employee-related costs.

Segment Information

Foodservice

	For the Three Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$473	$546	$(73)	(13)%
Segment Adjusted EBITDA	$81	$89	$(8)	(9)%
Segment Adjusted EBITDA Margin	17%	16%

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended September 30, 2020 decreased by $73 million, or 13%, to $473 million compared to the three months ended September 30, 2019. The decrease was primarily due to lower sales volume due to market contraction from the impact of the COVID-19 pandemic, as well as lower pricing primarily due to lower raw material costs passed through to customers.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended September 30, 2020 decreased by $8 million, or 9%, to $81 million compared to the three months ended September 30, 2019. The decrease was primarily due to lower sales volume due to the impact of the COVID-19 pandemic and higher manufacturing costs, partially offset by lower raw material costs and lower logistics costs due to lower sales volume and favorable freight rates.

Food Merchandising

	For the Three Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$354	$351	$3	1%
Segment Adjusted EBITDA	$72	$56	$16	29%
Segment Adjusted EBITDA Margin	20%	16%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the three months ended September 30, 2020 increased by $3 million, or 1%, to $354 million compared to the three months ended September 30, 2019. The increase was primarily due to favorable pricing, partially offset by lower costs passed through to customers, an unfavorable foreign currency impact and lower volume.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the three months ended September 30, 2020 increased $16 million, or 29%, to $72 million compared to the three months ended September 30, 2019. The increase was primarily due to favorable material costs, net of lower costs passed through to customers, partially offset by lower sales volume.

Beverage Merchandising

	For the Three Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$361	$401	$(40)	(10)%
Segment Adjusted EBITDA	$24	$45	$(21)	(47)%
Segment Adjusted EBITDA Margin	7%	11%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the three months ended September 30, 2020 decreased by $40 million, or 10%, to $361 million compared to the three months ended September 30, 2019. The decrease was primarily due to lower sales volume and lower pricing due to the impact of the COVID-19 pandemic.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the three months ended September 30, 2020 decreased by $21 million, or 47%, to $24 million compared to the three months ended September 30, 2019. The decrease was primarily due to lower pricing and lower sales volume due to the impact of the COVID-19 pandemic, as well as increased manufacturing costs due to planned mill outages in the current year quarter. These items were partially offset by lower raw material costs, driven by wood supply as markets have returned to historical normalized levels from prior year weather-related increases and lower employee-related expenses.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Reportable Segment Net Revenue and Adjusted EBITDA

(In millions)	Foodservice	Food Merchandising	Beverage Merchandising
Net revenues
2020	$1,351	$1,046	$1,106
2019	$1,630	$1,037	$1,188
Adjusted EBITDA
2020	$170	$186	$112
2019	$262	$161	$142

Total Pactiv Evergreen Inc.

	For the Nine Months Ended September 30,
(In millions, except for %)	2020	% of revenue	2019	% of revenue	Change	% change
Net revenues	$3,514	100%	$3,888	100%	$(374)	(10)%
Cost of sales	(2,982)	(85)%	(3,249)	(84)%	267	8%
Gross profit	532	15%	639	16%	(107)	(17)%
Selling, general and administrative expenses	(358)	(10)%	(341)	(9)%	(17)	(5)%
Goodwill impairment charges	(6)	—%	(16)	—%	10	63%
Restructuring, asset impairment and other related charges	(18)	(1)%	(45)	(1)%	27	60%
Other (expense) income, net	(48)	(1)%	(7)	—%	(41)	NM
Operating income from continuing operations	102	3%	230	6%	(128)	(56)%
Non-operating income (expense), net	50	1%	(2)	—%	52	NM
Interest expense, net	(275)	(8)%	(312)	(8)%	37	12%
(Loss) income from continuing operations before tax	(123)	(4)%	(84)	(2)%	(39)	(46)%
Income tax benefit (expense)	95	3%	(16)	—%	111	NM
Net (loss) from continuing operations	(28)	(1)%	(100)	(3)%	72	72%
(Loss) income from discontinued operations, net of income taxes	(234)	NM	270	NM	(504)	NM
Net (loss) income	$(262)	NM	$170	NM	$(432)	NM
Adjusted EBITDA from continuing operations(1)	$445	13%	$518	13%	$(73)	(14)%
NM indicates that the calculation is not meaningful.

(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. See “— How We Assess the Performance of Our Business and Use of Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for the Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

	Price/Mix	Volume	FX	Total
Net revenues	(2)%	(8)%	—%	(10)%
By reportable segment:
Foodservice	(3)%	(14)%	—%	(17)%
Food Merchandising	3%	(1)%	(1)%	1%
Beverage Merchandising	(2)%	(5)%	—%	(7)%

Net Revenues. Net revenues for the nine months ended September 30, 2020 decreased by $374 million, or 10%, to $3,514 million compared to the nine months ended September 30, 2019. The decrease was primarily due to lower sales volume across all segments, largely due to the unfavorable impact from the COVID-19 pandemic, as well as lower pricing mainly due to lower raw material costs passed through to customers.

Cost of Sales. Cost of sales for the nine months ended September 30, 2020 decreased by $267 million, or 8%, to $2,982 million compared to the nine months ended September 30, 2019. The decrease was primarily due to lower sales volume, lower raw material costs and lower logistics costs, partially offset by higher manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2020 increased by $17 million, or 5%, to $358 million compared to the nine months ended September 30, 2019. The increase was primarily due to higher strategic review costs, partially offset by lower employee costs.

Goodwill Impairment Charges. Goodwill impairment charges for the nine months ended September 30, 2020 decreased by $10 million to $6 million compared to the nine months ended September 30, 2019. The goodwill impairment charges in both periods related to our remaining closures business. For additional information, refer to Note 5 - Impairment, Restructuring and Other Related Charges of our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the nine months ended September 30, 2020 decreased by $27 million, or 60%, to $18 million compared to the nine months ended September 30, 2019. The decrease reflects different initiatives across our segments. For additional information, refer to Note 5 - Impairment, Restructuring and Other Related Charges of our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other (Expense) Income, Net. Other expense, net for the nine months ended September 30, 2020 increased by $41 million to $48 million compared to $7 million for the nine months ended September 30, 2019. The increase was primarily attributable to an increase in the related party management fee and an unfavorable change in foreign exchange losses, largely on U.S. dollar cash balances held by entities with a non-U.S. dollar functional currency, partially offset by a decrease in losses on sale of businesses and other noncurrent assets and an increase in transition service agreement income.

Non-operating Income (Expense), Net. Non-operating income, net for the nine months ended September 30, 2020 changed by $52 million to $50 million of income compared to $2 million of expense for the nine months ended September 30, 2019. The change was primarily due to a decrease in interest cost on benefit plans, largely as a result of a decrease in interest rates, and an increase in the expected return on pension plan assets.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2020 decreased by $37 million, or 12%, to $275 million compared to the nine months ended September 30, 2019. The decrease was primarily due to a $47 million reduction in interest expense on our Credit Agreement and a $24 million reduction in interest expense on our notes, partially offset by an unfavorable change in net foreign currency exchange gains. The lower interest expense on our Credit Agreement is primarily attributable to a reduction in the underlying LIBO reference rate on the U.S. term loan, which was 0.16% as of September 30, 2020 compared to 2.04% as of September 30, 2019. The decrease in interest expense on our notes is primarily attributable to the repayment of $345 million of the 6.875% notes in November 2019.

Income Tax (Expense) Benefit. During the nine months ended September 30, 2020, we recognized a tax benefit of $95 million on a loss from continuing operations before tax of $123 million, compared to tax expense of $16 million on a loss from continuing operations before tax of $84 million during the nine months ended September 30, 2019. In both periods, the effective tax rate reflects the mix of book income and losses taxed at varying rates. The effective tax rate for the nine months ended September 30, 2020 also includes the benefit of the CARES Act, primarily enabling the utilization of additional deferred interest deductions. The year to date effective tax rate also includes a $132 million return to provision benefit from our 2019 federal return, partially offset by a $105 million discrete adjustment for additional valuation allowance. The return to provision benefit was primarily attributable to the retroactive provisions of the CARES Act, enabling the utilization of additional deferred interest deductions. The increase in the valuation allowance reflects the reassessment of the recoverability of our deferred interest deductions following the distribution of Graham Packaging in September 2020.

(Loss) Income from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes for the nine months ended September 30, 2020 changed by $504 million, resulting in a loss of $234 million compared to the nine months ended September 30, 2019. The nine months ended September 30, 2020 included only approximately one month of results of our former RCP segment and eight and half months of results of our former Graham Packaging segment, while the results for the nine months ended September 30, 2019 included all of the results of our former RCP, closures and Graham Packaging segments. The income tax provision related to our discontinued operations for the nine months ended September 30, 2020 was not materially impacted by the new provisions of the CARES Act and thus was attributed a disproportionately higher estimated annualized effective rate. This interim tax expense will largely reverse during the remainder of the year ending December 31, 2020. Refer to Note 3 - Discontinued Operations of our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2020 decreased by $73 million, or 14%, to $445 million compared to the nine months ended September 30, 2019. The decrease was primarily due to lower sales volume due to the impact of the COVID-19 pandemic, higher manufacturing costs and lower pricing. These items were partially offset by favorable material costs, net of lower costs passed through to customers, and lower logistics costs.

Segment Information

Foodservice

	For the Nine Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$1,351	$1,630	$(279)	(17)%
Segment Adjusted EBITDA	$170	$262	$(92)	(35)%
Segment Adjusted EBITDA Margin	13%	16%

Total Segment Net Revenues. Foodservice total segment net revenues for the nine months ended September 30, 2020 decreased by $279 million, or 17%, to $1,351 million compared to the nine months ended September 30, 2019. The decrease was primarily due to lower sales volume due to market contraction from the impact of the COVID-19 pandemic, as well as lower pricing primarily due to lower raw material costs passed through to customers.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the nine months ended September 30, 2020 decreased by $92 million, or 35%, to $170 million compared to the nine months ended September 30, 2019. The decrease was primarily due to lower sales volume due to the impact of the COVID-19 pandemic, higher manufacturing costs due to measures put in place to continue to operate during the pandemic and lower production, and lower pricing. These items were partially offset by lower logistics costs due to lower sales volume and favorable freight rates.

Food Merchandising

	For the Nine Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$1,046	$1,037	$9	1%
Segment Adjusted EBITDA	$186	$161	$25	16%
Segment Adjusted EBITDA Margin	18%	16%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the nine months ended September 30, 2020 increased by $9 million, or 1%, to $1,046 million compared to the nine months ended September 30, 2019. The increase was primarily due to favorable pricing, partially offset by lower sales volume, lower costs passed through to customers and an unfavorable currency impact. The lower sales volume was primarily driven by lower demand from certain large customers that had increased inventory levels due to accelerated purchases in the fourth quarter of 2019 and an unfavorable net impact from the COVID-19 pandemic.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the nine months ended September 30, 2020 increased by $25 million, or 16%, to $186 million compared to the nine months ended September 30, 2019. The increase was primarily due to favorable material costs, net of lower costs passed through to customers, higher pricing and lower logistics costs, partially offset by lower sales volume and an unfavorable currency impact.

Beverage Merchandising

	For the Nine Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$1,106	$1,188	$(82)	(7)%
Segment Adjusted EBITDA	$112	$142	$(30)	(21)%
Segment Adjusted EBITDA Margin	10%	12%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the nine months ended September 30, 2020 decreased by $82 million, or 7%, to $1,106 million compared to the nine months ended September 30, 2019. The decrease was primarily due to lower sales volume and lower pricing due to the impact of the COVID-19 pandemic.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the nine months ended September 30, 2020 decreased by $30 million, or 21%, to $112 million compared to the nine months ended September 30, 2019. The decrease was primarily due to increased manufacturing costs due to production inefficiencies, higher costs and unfavorable impacts from planned mill outages, as well as lower pricing and lower sales volume due to the impact of the COVID-19 pandemic. These items were partially offset by lower raw material costs, driven by wood supply as markets have returned to historical normalized levels from prior year weather-related increases and lower employee-related expenses.

Historical Cash Flows

Nine months ended September 30, 2020 and 2019

The following table discloses our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by operating activities	$270	$563
Net cash used in investing activities	(320)	(445)
Net cash provided by (used in) financing activities	536	(29)
Net increase (decrease) in cash, cash equivalents and restricted cash, excluding the effect of exchange rate changes	$486	$89

Cash provided by operating activities

Net cash provided by operating activities decreased by $293 million, or 52%, to $270 million for the nine months ended September 30, 2020 compared to $563 million for the nine months ended September 30, 2019. The decrease is primarily attributable to the change in cash provided by operating activities from our discontinued operations, which decreased from an inflow of $523 million during the nine months ended September 30, 2019 to an inflow of $175 million during the nine months ended September 30, 2020. The closures operations were sold in December 2019, RCP was distributed on February 4, 2020 and GPC was distributed on September 16, 2020. Excluding the contribution from discontinued operations, net cash provided by operating activities increased by $55 million, or 138%, to $95 million for the nine months ended September 30, 2020 compared to $40 million for the nine months ended September 30, 2019. This $55 million increase in net cash provided by operating activities is primarily attributable to favorable changes in accounts receivables, inventories, and trade and other payables, partially offset by lower cash earnings. These changes were primarily as a result of the impact of the COVID-19 pandemic.

Cash used in investing activities

Net cash used in investing activities decreased by $125 million, or 28%, to $320 million for the nine months ended September 30, 2020 compared to $445 million for the nine months ended September 30, 2019. The decrease is primarily attributable to the change in cash used in investing activities by our discontinued operations, which decreased by $92 million, to $122 million for the nine months ended September 30, 2020 compared to $214 million for the nine months ended September 30, 2019 as a result of the sale of the closures operations in December 2019, the distribution of RCP on February 4, 2020 and the distribution of GPC on September 16, 2020. Excluding the impact of discontinued operations, net cash used in investing activities decreased by $33 million, or 14%, to $198 million for the nine months ended September 30, 2020 compared to $231 million for the nine months ended September 30, 2019. The reduction in cash used in investing activities was primarily due to lower capital expenditures as a result of the impact of the COVID-19 pandemic.

During the nine months ended September 30, 2020, we spent $76 million on our strategic investment program.

Cash provided by (used in) financing activities

Net cash provided by financing activities was $536 million for the nine months ended September 30, 2020 compared to cash used in financing activities of $29 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we repaid $5,473 million of outstanding borrowings and received $5,614 million of proceeds from new borrowings primarily attributable to the incurrences of debt by RPC and GPC prior to their distributions. Additionally, we received $546 million of net proceeds related to our initial public offering.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash resources and cash flow from operations. In addition, we may utilize borrowing capacity under our revolving credit facility and local working capital facilities.

As of September 30, 2020, we had $5,225 million of total principal amount of borrowings. As of the date of this report, which takes into account the debt transactions occurring in October and expected to occur in November 2020 as described in Note 10 - Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had $4,005 million of total principal amount of borrowings, as follows:

(in millions)
Credit Agreement	$2,457
Notes:
5.125% Senior Secured Notes due 2023	59
4.000% Senior Secured Notes due 2027	1,000
Pactiv Debentures:
7.950% Debentures due 2025	276
8.375% Debentures due 2027	200
Other	13
Total principal amount of borrowings	$4,005

Our 2020 annual cash interest obligations from continuing operations on our borrowings, including borrowings that have been repaid, are expected to be approximately $285 million. We currently expect our interest expense on our borrowings, after taking into account the aforementioned October and November 2020 debt transactions, to be approximately $160 million for the fiscal year 2021. This assumes that interest on our floating rate debt continues to accrue at the current interest rates. As of September 30, 2020, the underlying one month LIBO rate for amounts under our Credit Agreement was 0.16%.

As of September 30, 2020, we had $1,765 million of cash and cash equivalents on hand and $255 million available for drawing under our revolving credit facility. As of October 31, 2020, we had $493 million of cash and cash equivalents and $207 million available for drawing under our new revolving credit facility. We believe that our existing cash resources, projected cash flows generated from operations together with our borrowing availability under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next 12 months. Our next significant near term maturity of borrowings is $1,207 million of U.S. term loans due in February 2023. We also have our first quarterly amortization principal payment of $3 million on our new term loan tranche due in March 2021. We currently anticipate incurring between $240 million and $280 million of capital expenditures during fiscal year 2020 for continuing operations. We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

Our ability to borrow under our revolving credit facility or our local working capital facilities or to incur additional indebtedness may be limited by the terms of such indebtedness or other indebtedness, including the Credit Agreement and the Notes. The Credit Agreement and the indentures governing the Notes generally allow subsidiaries of PTVE to transfer funds in the form of cash dividends, loans or advances within the Company.

Under the Credit Agreement, we may incur additional indebtedness either by satisfying certain incurrence tests or by incurring such additional indebtedness under certain specific categories of permitted debt. Incremental senior secured indebtedness under the Credit Agreement and senior secured or unsecured notes in lieu thereof are permitted to be incurred up to an aggregate principal amount of $750 million subject to pro forma compliance with the Credit Agreement’s total secured leverage ratio covenant. In addition, we may incur incremental senior secured indebtedness under the Credit Agreement and senior secured notes in an unlimited amount as long as our total secured leverage ratio does not exceed 4.50 to 1.00 on a pro forma basis and (in the case of incremental senior secured indebtedness under the Credit Agreement only) we are in pro forma compliance with the Credit Agreement’s total secured leverage ratio covenant. The incurrence of unsecured indebtedness, including the issuance of senior notes, and unsecured subordinated indebtedness is also permitted if the fixed charge coverage ratio is at least 2.00 to 1.00 on a pro forma basis.

Under the indentures governing the notes, we may incur additional indebtedness either by satisfying certain incurrence tests or by incurring such additional indebtedness under certain specific categories of permitted debt. Indebtedness may be incurred under the incurrence tests if the fixed charge coverage ratio is at least 2.00 to 1.00 on a pro forma basis and, (i) under the indenture governing the 5.125% Notes, the liens securing first lien secured indebtedness do not exceed a 4.50 to 1.00 senior secured first lien leverage ratio and (ii) under the indenture governing the 4.000% Notes, the liens securing first lien secured indebtedness do not exceed a 4.10 to 1.00 consolidated secured first lien leverage ratio.

For further information regarding the terms of our Notes and Credit Agreement, refer to Note 10 - Debt in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes certain material contractual obligations as of September 30, 2020, on a historical basis. As detailed in the notes to the table, subsequent to September 30, 2020, we have repaid an aggregate of $3,400 million of principal on our outstanding borrowings and incurred $2,250 million of new principal borrowings:

	Total	Less than one year	One to three years	Three to five years	Greater than five years
	(in millions)
Long-term debt(1)(2)(3)	$6,060	$239	$4,520	$775	$526
Operating lease liabilities(4)	357	76	125	77	79
Unconditional capital expenditure obligations	94	94	—	—	—
Total contractual obligations	$6,511	$409	$4,645	$852	$605

(1)
During October 2020, we repaid an aggregate of $3,400 million principal amount of borrowings and $28 million of accrued interest, which is presented in the one to three year and the three to five year columns in the above table. In addition, we issued a redemption notice to redeem $70 million aggregate principal amount of 5.125% Notes with the payment scheduled to occur on November 23, 2020, which is presented in the one to three year column in the table above. For further details, refer to Note 10 - Debt of our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding changes in our debt subsequent to September 30, 2020.

(2)
During October 2020, we issued $1,000 million aggregate principal amount of 4.000% Senior Secured Notes maturing on October 15, 2027 and we incurred $1,250 million of new term loans maturing on February 5, 2026. The impact of these transactions are not presented in the table above. For further details, refer to Note 10 - Debt of our interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding changes in our debt subsequent to September 30, 2020.

(3)
Total obligations for long-term debt consist of the principal amounts and interest obligations. The interest rate on our floating rate debt has been assumed to be the same as the rate in effect as of September 30, 2020, which was 0.16% in respect of the U.S. term loans under our Credit Agreement.

(4)	Total repayments of operating leases exclude short-term leases which were not significant in the aggregate.

Except as noted above, there has been no other material change in our contractual obligations and commitments since our fiscal year ended December 31, 2019. The ultimate timing of our liabilities for pensions and uncertain tax positions continues to be undeterminable and therefore continue to be excluded from the table above. During October 2020, we made a $121 million contribution to the PEPP and do not expect to make additional contributions in 2020 to the PEPP. Future contributions will be dependent on future plan asset returns and interest rates and are highly sensitive to timing. See our final prospectus filed with the Securities and Exchange Commission on September 18, 2020 pursuant to Rule 424(b)(4) for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

Other than short-term leases entered into in the normal course of business, we have no material off-balance sheet obligations.

Critical Accounting Policies, Estimates and Assumptions

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our final prospectus filed with the Securities and Exchange Commission on September 18, 2020 pursuant to Rule 424(b)(4).

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, is included in Note 2 — Summary of Significant Accounting Policies of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Market Risk.

Interest Rate Risk

We had significant debt commitments outstanding as of September 30, 2020. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Our interest rate risk arises primarily on significant borrowings that are denominated in U.S. dollars drawn under our Credit Agreement. As of September 30, 2020, the Credit Agreement included interest rate floors of 0.0% per annum on the U.S. term loan and the revolving loan.

The underlying rate for our Credit Agreement is the one-month LIBOR, and as of September 30, 2020, the applicable rate was 2.91%. Based on our outstanding debt commitments as of September 30, 2020, a one-year timeframe and all other variables remaining constant, a 100 basis point increase in interest rates would result in a $25 million increase in interest expense on the U.S. term loan under our Credit Agreement. A 100 basis point decrease in interest rates would result in a $4 million decrease in interest expense on the U.S. term loan under our Credit Agreement.

Interest rates may fluctuate if LIBOR ceases to exist or if new methods of calculating LIBOR will be established. See "Risk Factors—Certain of our long-term indebtedness bears interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to fluctuate or cause other unanticipated consequences” in our final prospectus filed with the Securities and Exchange Commission on September 18, 2020 pursuant to Rule 424(b)(4).

Foreign Currency Exchange Rate Risk

As a result of our international operations, we are exposed to foreign currency exchange risk arising from sales, purchases, assets and borrowings that are denominated in currencies other than the functional currencies of the respective entities. We are also exposed to foreign currency exchange risk on certain intercompany borrowings between certain of our entities with different functional currencies. In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge residual foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. We had no foreign currency derivative contracts as of September 30, 2020.

Commodity Risk

We are exposed to commodity and other price risk principally from the purchase of resin, natural gas, electricity, raw wood, wood chips and diesel. We use various strategies to manage cost exposures on certain material purchases with the objective of obtaining more predictable costs for these commodities. We generally enter into commodity financial instruments or derivatives to hedge commodity prices related to resin (and its components), diesel and natural gas.

We enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass through these changes to our customers or (b) fix our input costs for a period. Refer to Note 11 - Financial Instruments for details of our commodity derivative contracts as of September 30, 2020.

The fair values of commodity derivative contracts are derived from inputs based on quoted market prices or traded exchange market prices and represent the estimated amounts that we would pay or receive to terminate the contracts. As of September 30, 2020, the estimated fair values of the outstanding commodity derivative contracts were a net liability less than $1 million. During the three and nine months ended September 30, 2020, we recognized unrealized gains of $1 million and $3 million, respectively, in cost of sales in our condensed consolidated statements of income (loss) related to commodity derivatives. A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of September 30, 2020, would have resulted in an immaterial change in the unrealized gains / losses recognized in the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2020, respectively, assuming all other variables remain constant.

Item 4. Controls and Procedures.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 14 - Commitments and Contingencies, to the interim condensed consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our final prospectus filed with the Securities and Exchange Commission on September 18, 2020 pursuant to Rule 424(b)(4), which are incorporated herein by reference. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, results of operations, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On September 21, 2020, we completed our IPO, in which we sold 41,026,000 shares of common stock at a public offering price of $14.00 per share for an aggregate price of approximately $574 million. We received net proceeds of $546 million in the IPO, after deducting underwriting discounts and commissions of $25 million and other expenses of $3 million. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-248250), which was declared effective by the SEC on September 16, 2020. Additionally, on October 20, 2020, 1,723,710 shares of common stock were purchased by the underwriters pursuant to their option to purchase additional shares at a public offering price of $14.00 per share, which resulted in net proceeds of $23 million. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on September 18, 2020 pursuant to Rule 424(b)(4). None of the underwriting discounts and commissions or other expenses were paid directly or indirectly to any director, officer, or general partner of ours or to their associates, persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. acted as representatives of the several underwriters for the offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV EVERGREEN INC.
(Registrant)

By: /s/ MICHAEL J. RAGEN
Michael J. Ragen
Chief Financial Officer/Chief Operating Officer
November 12, 2020