Form 10-K
period 2020-12-31
Pactiv Evergreen Inc.
filed 2021-02-25
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39528

PACTIV EVERGREEN INC.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1538656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 W. Field Court Lake Forest, IL	60045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 482-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PTVE	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on December 31, 2020, was $710,693,996. The Registrant has elected to use December 31, 2020 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the Registrant was a privately-held company.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2021 was 177,157,710.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pactiv Evergreen Inc.

FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and anticipated growth in the markets served by our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors.” You should specifically consider the numerous risks outlined under “Risk Factors.” These risks include, among others, those related to:

•	future costs of raw materials, energy and freight, including the impact of tariffs, trade sanctions and similar matters;
•	competition in the markets in which we operate;
•	changes in consumer lifestyle, eating habits, nutritional preferences and health-related and environmental and sustainability concerns;
•	failure to maintain satisfactory relationships with our major customers;
•	the impact of a loss of any of our key manufacturing facilities;
•	our dependence on suppliers of raw materials and any interruption to our supply of raw materials;
•	the uncertain economic, operational and financial impacts of the COVID-19 pandemic;
•	our ability to realize the benefits of our capital investment, restructuring and other cost savings programs;
•	seasonality and cyclicality;
•	loss of key management or other personnel;
•	uncertain global economic conditions;
•	supply of faulty or contaminated products;
•	compliance with, and liabilities related to, environmental, health and safety laws, regulations and permits;
•	impact of government regulations and judicial decisions affecting products we produce or the products contained in the products we produce;
•	any non-compliance with the Foreign Corrupt Practices Act or similar laws;
•	the ownership of a majority of the voting power of our common stock by Packaging Finance Limited (“PFL”) and an entity affiliated with Mr. Graeme Hart (together with PFL, the “Hart Stockholders”);
•	our ability to establish independent financial, administrative, and other support functions; and
•	our status as a “controlled company” within the meaning of the rules of Nasdaq.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

PART I

Item 1. Business

General

Pactiv Evergreen Inc. (“PTVE”, the “Company,” “we,” “us,” and “our”), a Delaware corporation, is a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of products that protect, package and display fresh food and beverages for consumers who want to eat or drink fresh, prepared or ready-to-eat food and beverages conveniently and with confidence. We supply our products to a broad and diversified mix of companies, including full service restaurants (“FSRs”) and quick service restaurants (“QSRs”), foodservice distributors, supermarkets, grocery and healthy eating retailers, other food stores, food and beverage producers and food processors. We operate primarily in North America.

Strategy

We have a culture that constantly seeks to improve the way we work throughout our business, from our products to our manufacturing and distribution processes to the way we work with our customers. We continually seek to optimize our business through comprehensive business reviews, ideation and targeted strategic initiatives. The review process, identification of focus areas, development of actionable improvement programs and implementation and monitoring of these initiatives are coordinated and managed by our Strategic Project Management Office (the “SPMO”). Our strategic initiatives are grouped into six key areas: growth; value-added customer service; profitable innovation; cost reduction; the integration of Beverage Merchandising and sustainability.

•	Growth: Drive growth of our products and support our customers while maintaining our commitment to quality, reliability, service and safety.
•	Value-added customer service: Proactively implement new ways to service our customers and continually seek to refine our value proposition for customers.
•	Profitable innovation: Reinforce our existing product portfolio with new and on-trend products.
•	Cost reduction: Optimize our processes to drive increased profitability and cash flow through automation, digital transformation and streamlining our manufacturing and supply chain.
•	Integration of Beverage Merchandising: Capitalize on commercial and cost synergies from integration of the Beverage Merchandising business.
•	Sustainability: Maintain and grow the broadest sustainable product offering in the industry with a focus on our “Four R’s” of “Reduce,” “Reuse,” “Recycle,” and “Renew.”

Within each of these categories, we have a number of specific initiatives that we believe will improve our business, including: our automation and digital transformation initiatives; growth of our sustainable product offerings; reduction of our carbon footprint in our manufacturing and distribution processes; and our cost reduction programs. We believe it is critical to embrace new technology and we have made significant investment across our business to accelerate growth and optimization opportunities. We rigorously track and measure the progress and results of each of our initiatives. We are focused on long-term planning and goal-setting strategies as well as our near term operating results. We believe our strategic initiatives help drive our revenue growth, increase our market share and increase our margins.

Segment Overview

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

•

Food Merchandising. Our Food Merchandising segment manufactures products that protect and attractively display food while preserving freshness. Products include clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and molded fiber cartons. Food Merchandising’s customers include supermarkets, grocery and healthy eating retailers and other food stores as well as meat, egg, agricultural and consumer packaged goods (“CPG”) processors.

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

We use segment adjusted earnings before income taxes and depreciation and amortization (“Adjusted EBITDA”) to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. For a definition and reconciliation of segment Adjusted EBITDA to consolidated pre-tax earnings as well as other information on our segments, see Note 21, Segment Information, to the Consolidated Financial Statements.

The pie charts below show the breakdown of our net external revenues from continuing operations for fiscal years 2020, 2019 and 2018 by our segments.

FY 2020 net revenue by segment
Other(1)
2%
Foodservice
39%
Beverage
Merchandising
29%
Food
Merchandising
30%

FY 2019 net revenue by segment
Other(1)
3%
Foodservice
42%
Beverage
Merchandising
28%
Food
Merchandising
27%

FY 2018 net revenue by segment
Other(1)
5%
Foodservice
40%
Beverage
Merchandising
28%
Food
Merchandising
27%

(1) Other represents residual businesses that do not represent a reportable segment.

The pie charts below show the breakdown of our net revenues from continuing operations for fiscal years 2020, 2019 and 2018 by our products.

FY 2019 Net Revenues by Product

Prepared Food Trays 3%
Egg Cartons 2%
Cartons for Fresh Beverage Products 16%
Bakery/Snack/Produce/Fruit Containers 6%
Paper Products 7%
Meat Trays 7%
Cups and Lids 19%
Liquid Packaging Board 6%
Other 9%
Containers 15%
Dinnerware 10%

Divestitures and Distributions

The assets, liabilities, results of operations and supplemental cash flow information of substantially all of our Closures business, sold in December 2019, all of our former Reynolds Consumer Products Inc. ("RCPI") segment, distributed in February 2020, and all of our former Graham Packaging Company ("GPC") segment, distributed in September 2020, are presented as discontinued operations for all years presented. For additional details on divestitures and distributions of certain operations that impacted our results, see Note 3, Discontinued Operations, to the Consolidated Financial Statements.

Customers

We supply our products to a broad and diversified mix of companies, including FSRs and QSRs, foodservice distributors, supermarkets, grocery and healthy eating retailers, other food stores, food and beverage producers, food packers and food processors. Our customers range from large blue-chip multinational companies to national and regional companies to small local businesses. We have developed strong and longstanding relationships with our customers. No single customer accounted for 10% or more of our net revenues from continuing operations in 2020. Our five largest customers accounted for 28% and our ten largest customers accounted for 37% of net revenues from continuing operations in 2020.

Seasonality

Our business does not experience high seasonality due to the complementary nature of the seasonal effects on our segments, though portions of our business are moderately seasonal. Our Foodservice and Food Merchandising operations peak during the summer and fall months in North America when the favorable weather, harvest and holiday seasons lead to increased consumption, resulting in greater levels of sales in the second and third quarters. Beverage Merchandising’s customers are principally engaged in providing products that are generally less sensitive to seasonal effects, although Beverage Merchandising does experience some seasonality as a result of increased consumption of milk by school children during the North American academic year, resulting in a greater level of carton product sales in the first and fourth quarters. The COVID-19 pandemic impacted our business results during the year ended December 31, 2020. Refer to Recent Developments and Significant Items Impacting Comparability – COVID-19 within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

Competition

The markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, innovation, quality and price. While we have long-term relationships with many of our customers, the underlying contracts may be re-bid or renegotiated from time to time, and we may not be successful in renewing on favorable terms or at all, as pricing and other competitive pressures may occasionally result in the loss of a customer relationship. The loss of business from our larger customers, or the renewal of business on less favorable terms, may have a significant impact on our operating results.

Distribution and Marketing

We have a large well-invested, manufacturing base and a hub-and-spoke distribution network in the United States and in the international geographies in which we operate. The majority of our assets are in the United States, which allows us to provide an extensive offering of products manufactured in the United States to our customers. We believe our manufacturing footprint and distribution network provides us a competitive advantage in each of our segments. Foodservice is the only manufacturer among its competitors in the United States with an extensive nationwide hub-and-spoke distribution network, which enables customers to buy across our entire product offering. Food Merchandising is a low cost U.S. manufacturer with well-invested facilities that are within close proximity to our customer base. We have an unrivalled product offering in the North American foodservice and food merchandising markets and a “one-face-to-the-customer” service model. This service model uses one sales representative per account to produce one order with multiple SKUs supported by one customer service representative that is responsible for one shipment with one invoice. We believe Beverage Merchandising is uniquely positioned in the U.S. and in the emerging markets we serve as the only producer that manufactures fresh beverage cartons, filling machinery and liquid packaging board, which we believe positions us as a low cost solution with excellent customer service.

We have made manufacturing flexibility a priority in our investment of capital. We are able to offer substrates and product lines to match changing market needs efficiently and at low cost. This enables us to scale production to match the requirements of our customers and trends in the market, including for example, increasing our use of recycled and recyclable material to produce a greater number of sustainable products and earn higher margins from the sale of these products. We have strategically invested in flexible manufacturing assets that can be quickly converted to produce alternative products. Our broad manufacturing base includes approximately 900 production lines and we manufacture approximately 115 billion units each year.

Foodservice has 16 manufacturing plants. Food Merchandising has 24 manufacturing plants. Foodservice and Food Merchandising share the use of 26 warehouses and 8 regional mixing centers. Beverage Merchandising has 6 U.S. beverage carton manufacturing plants, 7 international beverage carton manufacturing plants (including 3 plants in our joint ventures), 2 filling machinery plants, 3 extrusion plants, 2 integrated liquid packaging board and paper mills and 3 chip mills. Each of our manufacturing plants is managed by a manufacturing director, and we utilize lean operating practices and information systems to measure performance against objective metrics to optimize manufacturing efficiency and reduce cost.

Raw Materials

The primary raw materials used to manufacture our products are plastic resins, fiber (principally raw wood and wood chips) and paperboard (principally cartonboard and cupstock). We also use commodity chemicals, steel and energy, including fuel oil, electricity, natural gas and coal, to manufacture our products. Purchases of most of our raw materials are based on negotiated rates with suppliers, which are tied to published indices. Typically, we do not enter into long-term purchase contracts that provide for fixed quantities or prices for our principal raw materials. For Beverage Merchandising, most raw materials and other input costs are purchased on the spot market.

Resin prices have historically fluctuated with changes in the prices of crude oil and natural gas, as well as changes in refining capacity and the demand for other petroleum-based products. The prices of raw wood and wood chips may fluctuate due to external conditions such as weather, product scarcity and commodity market fluctuations and changes in governmental policies and regulations. The cost of our raw materials can also be affected by tariffs, trade sanctions and similar matters that affect international commerce.

We address higher commodity costs through higher product pricing, manufacturing and overhead cost control and hedging. Revenue is directly impacted by changes in raw material costs as a result of raw material cost pass-through mechanisms in many of the customer pricing agreements entered into by our segments. Generally, the contractual price adjustments do not occur simultaneously with commodity price fluctuations, but rather on a mutually agreed upon schedule. Due to differences in timing between purchases of raw materials and sales to customers, there is often a lead-lag effect, during which margins are negatively impacted in the short term when raw material costs increase and positively impacted in the short term when raw material costs decrease. Historically, the average lag time in implementing raw material cost pass-through mechanisms has been approximately three months. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

At this time, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

For additional information on our commodity costs, refer to Financial Outlook – Raw Materials and Energy Prices within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property and Research and Development

We have a proven history of product innovation, including the introduction of new products and the addition of innovative features to existing products. Innovation is a core capability we are proud of and a key focus area going forward as we strive to enhance our product portfolio, drive growth and increase margins.

We have significant intellectual property and proprietary know-how. We hold over 400 patents related to product design, utility and material formulations.

Our primary focus areas for product innovation are the development of packaging with new value-add features, engineering new materials that improve the performance of our products and commercializing new environmentally-friendly packaging solutions. Both consumer preferences and the requirements of our customers continually evolve and we strive to develop new value-add features and products to meet those needs. Through our long-standing customer relationships, we gain valuable insight into our customers’ needs and are able to identify, engineer and develop the optimal products for them. Functionality, quality, material savings, brand marketing and safety are key drivers in our product development. Examples of our product innovations include reclosable beverage cartons, strawless lids, compostable cutlery and recycled polyethylene terephthalate “PET” containers.

In Foodservice, our product innovation initiatives are focused on developing new products made from sustainable materials. In Food Merchandising, our product innovation is focused on rapidly growing emerging companies for whom packaging helps deliver their brand. In Beverage Merchandising, we have developed a variety of carton designs to help beverage manufacturers differentiate their products and generate stronger brand recognition. Our barrier board technology allows our customers to achieve longer shelf life for their products as well as protecting against the loss of vitamins and other nutrients.

In 2020, 2019 and 2018, we spent a total of $20 million, $22 million and $19 million, respectively, on research and development efforts. We have dedicated technology and innovation facilities, and we employ personnel focused on product development, material innovation and process improvement. Our material science expertise and state-of-the-art product design and testing capabilities enable us to engineer high-performing materials and create new and innovative products to meet the demanding requirements of our customers and the preferences of consumers as well as to increase food safety. We use our material science expertise to focus on sustainability, performance and material savings. We have an industry-leading analytical lab and dedicated technology center in Canandaigua, New York where we develop innovative resin blending and compounding formulations and processes and new engineered materials using paper/fiber substrates. We also have an innovation center in Bedford Park, Illinois where we have on-site design, testing, prototyping and production capabilities. These unique material and product design capabilities allow us to partner with our customers to rapidly develop and commercialize new and innovative solutions that further increase the value we provide our customers.

Regulation

Our products are formulated and fabricated in compliance with all applicable food laws and regulations. In addition, our production facilities are independently audited for adherence to good manufacturing practices. All North American Beverage Merchandising facilities have received Safe Quality Food (“SQF”) certification, and 22 Foodservice and Food Merchandising facilities have achieved British Retail Consortium (“BRC”) certification for meeting globally-recognized standards related to food safety and quality. Additionally, our paper mills are FSSC 22000-certified, the relevant scheme also related to food safety management.

We have programs across our businesses to ensure we remain in compliance with all applicable food laws and regulations, as well as compliance with state and local government environmental regulations. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. "Risk Factors".

Sustainability and Environmental

We believe we offer the most extensive selection of eco-friendly fresh food and beverage products in North America that are manufactured from recycled, recyclable or renewable materials and we continue to grow our offering of sustainable products with new bio-resin and fiber-based offerings. We offer customers sustainable alternatives across nearly all of our products and categories today and we believe our EarthChoice brand is the largest eco-friendly foodservice brand with one of the broadest product lines in the North American foodservice industry.

We offer a broad range of sustainable products that are made with recycled, recyclable or renewable materials. We manufacture an eco-friendly alternative across nearly our entire range of products and offer products made from seven different types of sustainable substrates. Through our state-of-the-art production technology and material science experience, we have the ability to develop new value-add and sustainable solutions. We believe we are well positioned to benefit from changing consumer preferences for more environmentally sustainable products. In fiscal year 2020, approximately 63% of net revenue from continuing operations came from products made from recycled, recyclable or renewable materials, and we have set a goal of having 100% of our net revenue come from such products by 2030.

In addition, many of our customers have publicly-stated goals to increase the use of sustainable products. A significant portion of our new product and material innovations are geared toward developing sustainable products for our customers. As current customers using traditional materials look to switch to more sustainable alternatives, we are well-positioned to quickly and effectively support them. With a high percentage of our net revenue coming from products that are made from recyclable or other sustainable materials, we are helping our customers achieve their own sustainability goals.

In addition to using recyclable and compostable materials, we support efforts to expand opportunities for consumers to recycle or compost our products, notably as one of the founding members of the Carton Council, Paper Recovery Alliance, Plastics Recovery Group, Foam Recycling Coalition and the Paper Cup Alliance. We have demonstrated our commitment to use more recycled plastic by joining the Association for Plastic Recyclers’ Demand Champions program. We engage with the composting industry through the U.S. Composting Council, and a growing number of our products are certified compostable by the Biodegradable Products Institute. We are a longstanding member of the Sustainable Packaging Coalition, an industry working group dedicated to a more robust environmental vision for packaging.

Our dedication to sustainability goes beyond just the products we manufacture. Within our operations, we are working to limit our environmental impact by reducing greenhouse gas emissions and energy consumption, as well as minimizing water use and decreasing waste going to landfills. We’re focusing on what’s material to our company, and from 2015 to 2019, we achieved a 12% reduction in absolute energy consumption, and a 10% reduction in greenhouse gas emissions.

Improving energy efficiency is critical to us as energy expenses are among our highest cost categories to manufacture our products. We’re also looking to use more renewable energy, which further reduces our greenhouse gas emissions. Today, about half of our annual energy consumption comes from renewable sources including biomass, hydropower, wind and solar.

Efforts to minimize our water usage takes various forms, given the variety of operations we run. We primarily use water for process operations, cooling and cleaning. The majority of our water use occurs at our two paper mills. Most of our water use is “non-consumptive use,” which means the water is treated and returned back to the environment after being used in our operations.

Reducing waste in our operations is an ongoing, company-wide pursuit. We reuse a significant majority of plastic and paper scrap back in manufacturing our own products and implement programs to reduce scrap in production as much as possible. The plastic or paper scrap that cannot be reused in the manufacturing process is recycled by other third parties where possible.

Protecting the sustainability of our forests is a critical initiative, given our broad use of paper through our product offerings. Our Beverage Merchandising business holds third-party certifications from three independent internationally recognized organizations which demonstrates our commitment to responsible forest management, wood procurement procedures and chain-of-custody procedures. In 2020, we were awarded the American Forest & Paper Association’s 2020 Leadership in Sustainability Award for Sustainable Forest Management.

In September 2020, we issued our 2019-2020 Sustainability Report, which includes expanded reporting on environmental, social and governance (“ESG”) topics and highlights our progress towards our ESG initiatives.

Governance

We have implemented a strong, independent governance program. The composition of our board of directors reflects our commitment to independence. Of the seven members of the board, four are independent members, including two women one of which is also from an underrepresented minority. The chairman of our board of directors is also an independent member.

We adopted the Pactiv Evergreen Inc. Code of Business Conduct and Ethics, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s three standing committees. All of these materials are available on our web site at www.pactivevergreen.com/corporate-governance/documents-charters and will be provided, free of charge, to any stockholder who requests a copy.

References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Human Capital Resources

We employed approximately 14,600 people at December 31, 2020. Employees represented by labor unions or workers’ councils represent 31% of our employees. Our operations are subject to various local, national and multinational laws and regulations relating to our relationships with our employees. We are a party to numerous collective bargaining agreements and we work to renegotiate these collective bargaining agreements on satisfactory terms when they expire.

Workforce Health and Safety

We are committed to engaging our employees and communities through a variety of social initiatives centered around safety, leadership and community involvement. Safety is a core value and affects everything we do. Our manufacturing facilities have achieved safety metrics that are approximately three times better than industry average in 2020. We had a total recordable incidence rate of 1.40 compared to the industry average of 3.40, a total lost time rate of 0.97 compared to the industry average of 2.00, and a total lost workday rate of 0.30 compared to an industry average of 0.90.

Diversity, Inclusion and Talent Development

We are committed to values of respect for our people and our communities and we focus on attracting and retaining a diverse workforce. For example, we engage our communities and provide leadership opportunities for our employees through our Operations Leadership Development Program and our Leadership Advisory Council. Our Operations Leadership Development Program recruits Junior Military Officers and puts them through an intensive training program to fast-track their transition into manufacturing and logistics leadership roles. Thirty-seven candidates have successfully completed or are currently enrolled in this program and seven are currently Plant Managers or Warehouse Operations Managers. Our Leadership Advisory Council identifies high performing and high potential employees. We also provide these employees with the executive mentorship and guidance needed for them to excel, and we provide them with leadership and strategy development training. This program has been highly successful, with two of our CEO’s direct reports having participated in the program. Our diversity, equity and inclusion principles are also reflected in our employee training and policies.

Executive Officers

The following table presents the names of the executive officers as of February 25, 2021:

Name	Age	Position
Executive Officers
John McGrath	62	Chief Executive Officer
Michael Ragen	49	Chief Operating Officer and Chief Financial Officer
John Rooney	57	President, Beverage Merchandising
Tim Levenda	53	President, Foodservice
Eric Wulf	39	President, Food Merchandising

Mr. McGrath has been a member of our board of directors since August 2020 and was appointed as our Chief Executive Officer upon the completion of our IPO in September 2020. Prior to that appointment, Mr. McGrath served as the Chief Executive Officer and the President of Pactiv from 2010 to September 2020. Prior to becoming Chief Executive Officer of Pactiv, Mr. McGrath served as Vice President of Sales, Marketing and Product Development for Pactiv’s foodservice and food packaging division. Formerly, Mr. McGrath served as the general manager of Pactiv’s food processor business and prior to that, Vice President of Logistics. He has also held various positions in sales, marketing and product development throughout his career. Mr. McGrath is the past chairman of the Foodservice Packaging Institute. Also, Mr. McGrath was a member of the board of directors of OmniMax International, Inc from 2016 to 2020. Mr. McGrath was selected to serve on our board of directors because of the perspective, management, leadership experience and operational expertise in our business. Mr. McGrath received an MBA from Northwestern University and a Bachelor of Science majoring in Engineering from the United States Military Academy at West Point.

Mr. Ragen was appointed as our Chief Operating Officer and Chief Financial Officer upon the completion of our IPO in September 2020. From October 2018 to September 2020, Mr. Ragen served as Chief Operating and Financial Officer of Pactiv, and as Chief Financial Officer since 2014. Prior to joining Pactiv in 2014, Mr. Ragen served as an executive for the Rank Group Limited (“Rank”) from 2012 to 2014, held various roles with AB Mauri from 2004 to 2011 and with Burns, Philp & Company Limited from 1994 to 2004. Mr. Ragen is a CPA certified by the Australian Society of CPAs and received a Bachelor of Business from the University of Technology, Sydney.

Mr. Rooney has served as the President of Beverage Merchandising since January 2020. Mr. Rooney served as the Chief Executive Officer of Evergreen from 2018 to 2020. He also served as Chief Executive Officer of the combined operations of Evergreen and our former Graham Packaging and Closures segments from late 2015 to early 2018 and Chief Executive Officer of Graham Packaging from November 2015 to late 2018. He also served as Chief Executive Officer of Evergreen from June 2011 to October 2015. Mr. Rooney has worked at Evergreen since 1991 in a number of progressive leadership assignments including Plant Manager, International Marketing, Business Integration and General Manager of Evergreen Packaging Equipment. Mr. Rooney received an MBA from Penn State University and a Bachelor of Science majoring in Chemistry from the University of Connecticut.

Mr. Levenda has served as the President of Foodservice since September 2019. From December 2014 to September 2019, he served as Senior Vice President, Foodservice. Mr. Levenda first joined Pactiv in 2007 as Executive Director, Sales, following Pactiv’s acquisition of Prairie Packaging LLC, where he served as Executive Director, Sales since 2000, and Regional Sales Manager from 1998 to 2000. Mr. Levenda worked as a Regional Sales Manager for Marcal Paper Mills from 1992 to 1998, and in various roles at Coca-Cola Bottling Company of Chicago from 1990 to 1992. Mr. Levenda received a Bachelor of Arts majoring in Economics from Wabash College.

Mr. Wulf has served as the President of Food Merchandising since March 2020. From August 2019 to March 2020, he served at Pactiv as the President of Food Packaging, and previously as Vice President, Food Packaging from July 2014 to August 2019. Mr. Wulf joined Pactiv in 2003 as a Customer Account Representative and has held various other roles including Territory Account Manager, Associate Product Manager, Product Manager, and Business Manager. He serves as Chairman on the Board of Directors for Foodservice Packaging Institute and is a member of the Economic Club of Chicago. Mr. Wulf received an MBA from Northwestern University, and a Bachelor of Science majoring in Computer Engineering from Iowa State University.

Available Information

Our Internet address is www.pactivevergreen.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge as soon as possible after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). You can access our filings with the SEC by visiting www.pactivevergreen.com/financial-information/sec-filings. The information on our web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 1A: Risk Factors

You should carefully read the following discussion of significant factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity and financial condition. While we believe we have identified and discussed below the key risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may have a material adverse effect on our business, performance or financial condition in the future.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties as fully described below. The principal factors and uncertainties include, among others:

•	future costs of raw materials, energy and freight, including the impact of tariffs, trade sanctions and similar matters;
•	competition in the markets in which we operate;
•	changes in consumer lifestyle, eating habits, nutritional preferences and health-related and environmental and sustainability concerns;
•	failure to maintain satisfactory relationships with our major customers;
•	the impact of a loss of any of our key manufacturing facilities;
•	our dependence on suppliers of raw materials and any interruption to our supply of raw materials;
•	the uncertain economic, operational and financial impacts of the COVID-19 pandemic;
•	our ability to realize the benefits of our capital investment, restructuring and other cost savings programs;
•	seasonality and cyclicality;
•	loss of key management or other personnel;
•	uncertain global economic conditions;
•	supply of faulty or contaminated products;
•	compliance with, and liabilities related to, environmental, health and safety laws, regulations and permits;
•	impact of government regulations and judicial decisions affecting products we produce or the products contained in the products we produce;
•	any non-compliance with the Foreign Corrupt Practices Act or similar laws;
•	the ownership of a majority of the voting power of our common stock by Packaging Finance Limited (“PFL”) and an entity affiliated with Mr. Graeme Hart (together with PFL, the “Hart Stockholders”);
•	our ability to establish independent financial, administrative, and other support functions; and
•	our status as a “controlled company” within the meaning of the rules of Nasdaq.

Risks Relating to Our Business and Industry

Our business is impacted by fluctuations in raw material, energy and freight costs, including the impact of tariffs, trade and similar matters.

Fluctuations in raw material costs can adversely affect our business, financial condition and results of operations. Raw material costs represent a significant portion of our cost of sales. The primary raw materials used in our products are plastic resins principally polystyrene, polypropylene, polyethylene terephthalate, polyvinyl chloride, polyethylene and polylactic acid), fiber (principally recycled newsprint, raw wood and wood chips) and paperboard (principally cartonboard and cupstock) and aluminum.

The prices of many of our raw materials have fluctuated significantly in recent years. Raw material price fluctuations are generally due to movements in commodity market prices although some raw materials, such as wood, may be affected by local market conditions (including weather) as well as the commodity market. We typically do not enter into long-term purchase contracts that provide for fixed prices for our principal raw materials. While we regularly enter into hedging agreements for some of our raw materials and energy sources, such as resin (or components thereof), natural gas and diesel, to minimize the impact of such fluctuations, these hedging agreements do not cover all of our needs, and hedging may reduce the positive impact we may otherwise receive when raw material prices decline.

In addition, over the last several years, there has been a trend toward consolidation among suppliers of many of our principal raw materials, and we expect that this trend will continue. Consolidation among our key suppliers could enhance their ability to increase prices, forcing us to pay more for such raw materials. We may be unable to pass on such cost increases to customers which could result in lower margins or lost sales.

Although many of our customer pricing agreements include raw material cost pass-through mechanisms, which mitigate the impact of changes in raw material costs, the contractual price changes do not occur simultaneously with raw material price changes. Due to differences in timing between purchases of raw materials and sales to customers, there is often a “lead-lag” effect during which margins are negatively impacted in periods of rising raw material costs and positively impacted in periods of falling raw material costs. Moreover, many of our sales are not covered by such pass-through mechanisms, and while we also use price increases, whenever possible, to mitigate the effect of raw material cost increases for customers that are not subject to raw material cost pass-through agreements, we often are not able to pass on cost increases to our customers on a timely basis, if at all, and consequently do not always recover the lost margin resulting from the cost increases. Additionally, an increase in the selling prices for the products we produce resulting from a pass-through of increased raw material costs or freight costs could have an adverse impact on the volume of units we sell.

In addition to our dependence on primary raw materials, we are also dependent on different sources of energy for our operations, such as coal, fuel oil, electricity and natural gas. For example, Beverage Merchandising is susceptible to price fluctuations in natural gas as it incurs significant natural gas costs to convert raw wood and wood chips to liquid packaging board. In addition, if some of our large energy contracts were to be terminated for any reason or not renewed upon expiration, or if market conditions were to substantially change resulting in a significant increase in the price of coal, fuel oil, electricity and/or natural gas, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal, fuel oil, electricity and/or natural gas on terms or in amounts satisfactory to us. As a result of any of these events, our business, financial condition and operating results may suffer.

We are also dependent on third parties for the transportation of both our raw materials and other products that we purchase for our operations and the products that we sell to our customers. In certain jurisdictions, we are exposed to import duties and freight costs, the latter of which is influenced by carrier availability and the fluctuating costs of oil and other transportation costs.

The cost of raw materials and other goods and services required to operate our business are also impacted by governmental actions, such as tariffs and trade sanctions. For example, the imposition by the U.S. government of tariffs on products imported from certain countries and trade sanctions against certain countries have introduced greater uncertainty with respect to U.S. trade policies, which have impacted the cost of certain raw materials, including aluminum and resin, and other goods and services required to operate our business. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, could have a material adverse effect on our business, financial condition and results of operations.

We operate in highly competitive markets.

We operate in highly competitive markets. The following companies, among others, compete with us: Dart Container Corporation, Huhtamäki Oyj, Berry Global Group, Inc., Genpak LLC, Sonoco, Paper Excellence Group, Stora Enso Oyj, Amcor plc, Sealed Air Corporation, Silgan Holdings, SIG Combibloc and Elopak. Some of our competitors have significantly higher market shares in select product lines than we do globally or in the geographic markets in which we compete. Some of our competitors offer a more specialized variety of materials and concepts in select product lines and may serve more geographic regions through various distribution channels. Some of our competitors may have lower costs or greater financial and other resources than we do and may be less adversely affected than we are by price declines or by increases in raw material costs or otherwise may be better able to withstand adverse economic or market conditions.

In addition to existing competitors, we also face the threat of competition from new entrants to our markets. To the extent there are new entrants, increasing or even maintaining our market shares or margins may be more difficult. In addition to other suppliers of similar products, our business also faces competition from products made from other substrates. The prices that we can charge for our products are therefore constrained by the availability and cost of substitutes.

In addition, we are subject to the risk that competitors following lower social responsibility standards may enter the market with lower compliance, labor and other costs than ours, and we may not be able to compete with such companies for the most price-conscious customers.

The combination of these market influences has created a competitive environment in which product pricing (including volume rebates and other items impacting net pricing), quality and service are key competitive factors. Our customers continuously evaluate their suppliers, often resulting in downward pricing pressure and increased pressure to continuously introduce and commercialize innovative new products, improve quality and customer service and maintain strong relationships with our customers. We may lose customers in the future, which would adversely affect our business and results of operations. These competitive pressures could result in reduced net revenues and profitability and limit our ability to recover cost increases through price increases and, unless we are able to control our operating costs, our gross margin may be adversely affected.

Our business could be harmed by changes in consumer lifestyle, eating habits and nutritional preferences and health-related and environmental or sustainability concerns of consumers, investors and government and non-governmental organizations.

Many of our products are used by consumers in connection with food or beverage products. Any reduction in consumer demand for those products as a result of lifestyle, environmental, nutritional or health considerations could have a significant impact on our customers and, as a result, on our financial condition and results of operations. This includes the demand for the products that we make, as well as demand for our customer’s products. For example, certain of our products are used for dairy and fresh juice. Sales of those products have generally declined over recent years, requiring us to find new markets for our products. Additionally, there is increasing concern about the environmental impact of the manufacturing, shipping and/or use of single-use food packaging and foodservice products. For instance, some U.S. municipalities and states and certain other countries have proposed or enacted legislation prohibiting or restricting the sale and use of certain foodservice products and requiring them to be replaced with recyclable or compostable alternatives. Several provinces in Canada have enacted, and several U.S. states have proposed, legislation imposing fees or other costs on manufacturers and other suppliers of single-use food packaging and foodservice products to encourage and fund recycling of such products. Product stewardship and resource sustainability concerns of consumers, investors and government and non-governmental organizations, including the recycling of products and product packaging and restrictions on the use of potentially harmful materials in products, have received increased attention in recent years and are likely to play an increasing role in brand management and consumer purchasing decisions. In addition, changes in consumer lifestyle may result in decreasing demand for certain of our products. Our financial position and results of operations might be adversely affected to the extent that such environmental or sustainability concerns, prohibitions or restrictions on disposable packaging and products or changes in consumer lifestyle reduce demand for our products.

If we fail to maintain satisfactory relationships with our major customers, our results of operations could be adversely affected.

Many of our customers are large and possess significant market leverage, which results in significant downward pricing pressure and often constrains our ability to pass through price increases. We sell the majority of our products under multi-year agreements with customers, although some of these agreements may be terminated at the convenience of the customer on short notice; the balance of our products are sold on a purchase order basis without any commitment from the customers to purchase any quantity of products in the future. If our major customers reduce purchasing volumes or stop purchasing our products, our business and results of operations would likely be adversely affected. It is possible that we will lose customers in the future, which may adversely affect our business and results of operations.

Over the last several years, there has been a trend toward consolidation among our customers in the food and beverage industry and in the retail and foodservice industries, and we expect that this trend will continue. Consolidation among our customers could increase their ability to apply price pressure, and thereby force us to reduce our selling prices or lose sales, which would impact our results of operations. Following a consolidation, our customers in the food and beverage industry may also close production facilities or switch suppliers, while our customers in the retail industry may close stores, reduce inventory or switch suppliers of consumer products. Any of these actions could adversely impact the sales of our products.

In fiscal year 2020, our top ten customers accounted for 37% of our net revenues. The loss of any of our significant customers could have a material adverse effect on our business, financial condition and results of operations.

Loss of any of our key manufacturing equipment or facilities or equipment failure could have an adverse effect on our financial condition or results of operations.

While we manufacture most of our products in a number of diversified facilities, a loss of the use of all or a portion of any of our key manufacturing facilities due to an accident, labor issues, weather conditions, pandemics, terrorism, natural disaster or otherwise, could have a material adverse effect on our financial condition or results of operations. Certain of our products are produced at only one or at a small number of facilities, increasing the risks associated with a loss of use of such facilities. Facilities may from time to time be impacted by adverse weather and other natural events, and the prolonged loss of a key manufacturing facility due to such events could have a material adverse effect on our business. In addition, certain of our equipment requires significant effort to maintain and repair, and prolonged down-time due to key equipment failure or loss could have a material adverse effect on our business.

We depend on a small number of suppliers for our raw materials and any interruption in our supply of raw materials would harm our business and financial performance.

Some of our key raw materials are sourced from a single supplier or a relatively small number of suppliers. As a consequence, we are dependent on these suppliers for an uninterrupted supply of our key raw materials. Such supply could be disrupted for a wide variety of reasons, many of which are beyond our control. We have written contracts with some but not all of our key suppliers, and many of our written contracts can be terminated on short notice or include force majeure clauses that would excuse the supplier’s failure to supply in certain circumstances. An interruption in the supply of raw materials for an extended period of time could have an adverse impact on our business and results of operations.

The COVID-19 pandemic and associated responses could adversely impact our business and results of operations.

The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have implemented numerous measures in an attempt to contain the virus, such as travel bans and restrictions, quarantines, “stay-at-home” orders and business shutdowns. The pandemic and the measures instituted by governmental authorities and associated responses to the COVID-19 pandemic could continue to adversely impact our business and results of operations in a number of ways, including but not limited to:

•

impacts on our operations, including total or partial shutdowns of one or more of our manufacturing, warehousing or distribution facilities, including but not limited to, as a result of illness, government restrictions or other workforce disruptions;

•

the failure of third parties on which we rely, including but not limited to those that supply our raw materials and other necessary operating materials, co-manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;

•	a strain on our supply chain, which could result from continued increased retailer and consumer demand for our products;
•	a disruption to our distribution capabilities or to our distribution channels, including those of our suppliers, manufacturers, logistics service providers or distributors;
•

new or escalated government or regulatory responses in markets in which we manufacture, sell or distribute our products, or in the markets of third parties on which we rely, which could prevent or disrupt our business operations;

•

higher employee compensation costs, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees;

•

significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: lower customer demand as a result of the temporary inability of consumers to purchase items that use our products due to illness, quarantine or other travel restrictions, or financial hardship; customers modifying their inventory, fulfillment or shipping practices; governmental restrictions and business closings; or pantry-loading activity or other changes in buying patterns;

•

a disruption or delay in executing our strategic capital initiatives, including mill operational improvement programs, due to travel restrictions and / or health and safety concerns limiting access to our sites;

•	local, regional, national or international economic slowdowns; and
•	volatility in the net liability for our pension plans, with the value of plan assets and liabilities impacted by changes in financial markets.

The ultimate impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, as well as the distribution and inoculation of the general population with the COVID-19 vaccines, each of which is uncertain, rapidly changing and difficult to predict. These disruptions have and could continue to adversely impact our business and results of operations. In addition, these and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risk factors disclosed in this Annual Report on Form 10-K.

We may not be able to achieve some or all of the benefits that we expect to achieve from our capital investment, restructuring and other cost savings programs.

We regularly review our business to identify opportunities to reduce our costs. When we identify such opportunities, we may develop a capital investment, restructuring or other cost savings program to attempt to capture those savings, such as our strategic capital investment program. We may not be able to realize some or all of the cost savings we expect to achieve in the future as a result of our capital investment, restructuring and other cost savings programs in the time frame we anticipate. A variety of factors could cause us not to realize some of the expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings programs, lack of sustainability in cost savings over time, unexpected costs associated with implementing the programs or operating our business, and lack of ability to eliminate duplicative back office overhead and redundant selling, general and administrative functions, obtain procurement related savings, rationalize our distribution and warehousing networks, rationalize manufacturing capacity and shift production to more economical facilities and avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

We are affected by seasonality and cyclicality.

Demand for certain of our products is moderately seasonal. Our Foodservice and Food Merchandising operations peak during the summer and fall months in North America when the favorable weather, harvest and holiday season lead to increased consumption, resulting in greater levels of sales in the second and third quarters. Beverage Merchandising’s customers are principally engaged in providing products that are generally less sensitive to seasonal effects, although Beverage Merchandising does experience some seasonality as a result of increased consumption of milk by school children during the North American academic year, resulting in a greater level of carton product sales in the first and fourth quarters. In addition, the market for some of our products can be cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences and other factors. As previously mentioned, our results in 2020 were impacted significantly by the COVID-19 pandemic. We have no control over these factors and they can significantly influence our financial performance.

Loss of our key management and other personnel, or an inability to attract new management and other personnel, could impact our business.

We depend on our senior executive officers and other key personnel to operate our business and on our in-house technical experts to develop new products and technologies and to service our customers. The loss of any of these officers or other key personnel could adversely affect our operations. Competition is intense for qualified employees among companies that rely heavily on engineering and technology, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to successfully conduct research and development activities or develop and support marketable products.

Uncertain global economic conditions could have an adverse effect on our business and financial performance.

General economic downturns in our key geographic regions and globally can adversely affect our business operations, demand for our products and our financial results. The current global economic challenges, including relatively high levels of unemployment in certain areas in which we operate, low economic growth and difficulties associated with managing rising debt levels and related economic volatility in certain economies, could put pressure on the global economy and our business. When challenging economic conditions exist, our customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands, and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. All of these factors could have a material adverse effect on demand for our products, our cash flow, financial condition and results of operations.

Supply of faulty or contaminated products could harm our reputation and business.

Although we have control measures and systems in place to ensure the maximum safety and quality of our products is maintained, the consequences of not being able to do so, due to accidental or malicious raw material contamination, or due to supply chain contamination caused by human error or faulty equipment, could be severe. Such consequences may include adverse effects on consumer health, reputation, loss of customers and market share, financial costs or loss of revenue. If any of our products are found to be defective, we could be required to recall such products, which could result in adverse publicity, significant expenses and a disruption in sales and could affect our reputation and that of our products. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy. In addition, if any of our competitors or customers supply faulty or contaminated products to the market, or if manufacturers of the end-products that utilize our products produce faulty or contaminated products, our industry, or our end-products’ industries, could be negatively impacted, which could have adverse effects on our business.

The widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination. Negative publicity, posts or comments on social media or networking sites about us, whether accurate or inaccurate, or disclosure of non-public sensitive information about us, could be widely disseminated through the use of social media. Such events, if they were to occur, could harm our image and adversely affect our business, as well as require resources to rebuild our reputation.

Currency exchange rate fluctuations could adversely affect our results of operations.

Our business is exposed to fluctuations in exchange rates. Although our reporting currency is U.S. dollars, we operate in multiple countries and transact in a range of currencies in addition to U.S. dollars. In addition, we are exposed to exchange rate risk as a result of sales, purchases, assets and borrowings (including intercompany borrowings) that are denominated in currencies other than the functional currency of the respective entities. Where possible, we try to minimize the impact of exchange rate fluctuations by transacting in local currencies so as to create natural hedges. There can be no assurance that we will be successful in protecting against these risks. Under certain circumstances in which we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. Nevertheless, exchange rate fluctuations may either increase or decrease our net revenues and expenses as reported in U.S. dollars. Given the volatility of exchange rates, we may not be able to manage our currency transaction risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations.

The global scope of our operations and our corporate and financing structure may expose us to potentially adverse tax consequences.

We are subject to taxation in, and subject to the tax laws and regulations of, multiple jurisdictions as a result of the global scope of our operations and our corporate and financing structure. We are also subject to intercompany pricing laws, including those relating to the flow of funds between our companies pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction, could have a material adverse effect on our business, financial condition and results of operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions, including the tax treatment or characterization of our indebtedness. If any applicable tax authorities, including the U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could result in the disallowance of deductions, the imposition of withholding taxes on internal deemed transfers or other consequences that could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to develop new products or stay abreast of changing technology in our industry, our profits may decline.

We operate in mature markets that are subject to high levels of competition. Our future performance and growth depends on innovation and our ability to successfully develop or license capabilities to introduce new products and product innovations or enter into or expand into adjacent product categories, sales channels or countries. Our ability to quickly innovate in order to adapt our products to meet changing customer demands is essential, especially in light of eCommerce and direct-to-consumer channels significantly reducing the barriers for even small competitors to quickly introduce new products directly to customers. The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance.

In addition, effective and integrated systems are required for us to gather and use consumer data and information to successfully market our products. New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks, including product development or launch delays. These could result in us not being the first to market and the failure of new products to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and our results of operations could be adversely affected. In addition, if sales generated by new products cause a decline in sales of our existing products, our financial condition and results of operations could be materially adversely affected. Even if we are successful in increasing market share within particular product categories, a decline in the markets for such product categories could have a negative impact on our financial results. In addition, in the future, our growth strategy may include expanding our international operations, which could be subject to foreign market risks, including, among others, foreign currency fluctuations, economic or political instability and the imposition of tariffs and trade restrictions, which could adversely affect our financial results.

Our business is subject to frequent and sometimes significant changes in technology, and if we fail to anticipate or respond adequately to such changes, or do not have sufficient capital to invest in these developments, our profits may decline. Our future financial performance will depend in part upon our ability to develop new products and to implement and utilize technology successfully to improve our business operations. We cannot predict all the effects of future technological changes. The cost of implementing new technologies could be significant, and our ability to potentially finance these technological developments may be adversely affected by our debt servicing requirements or our inability to obtain the financing we require to develop or acquire competing technologies.

Our insurance may not adequately protect us against business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive in relation to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. For example, we are not fully insured against all risks associated with pollution, contamination and other environmental incidents or impacts. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or to obtain or renew insurance against certain risks. We maintain a high deductible or self-insured retention on many of the risks that we do insure, and we would bear the cost or loss to the extent of the high deductible and self-insured retention. Any significant uninsured liability, or our high deductible or self-insured retention, may require us to pay substantial amounts which would adversely affect our cash position and results of operations.

We may pursue and execute acquisitions, which, if not successful, could adversely affect our business.

We may pursue acquisitions of product lines or businesses from third parties. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, estimation and assumption of liabilities and contingencies, personnel turnover and the diversion of management’s attention from other business operations. We may be unable to successfully integrate and manage certain product lines or businesses that we may acquire in the future, or be unable to achieve anticipated benefits or cost savings from acquisitions in the time frame we anticipate, or at all.

Employee slowdowns, strikes and similar actions could have a material adverse effect on our business and operations.

As of December 31, 2020, 31% of our employees were subject to collective bargaining agreements or are represented by work councils. The transportation and delivery of raw materials to our manufacturing facilities and of our products to our customers by workers that are members of labor unions is critical to our business. In many cases, before we take significant actions with respect to our production facilities, such as workforce reductions or closures, we must reach agreement with applicable labor unions and employee works councils. We may not be able to successfully negotiate any such agreements or new collective bargaining agreements on satisfactory terms in the future. The failure to maintain satisfactory relationships with our employees and their representatives, or prolonged labor disputes, slowdowns, strikes or similar actions, could have a material adverse effect on our business and results of operations.

Our hedging activities may result in significant losses and in period-to-period earnings volatility.

We regularly enter into hedging transactions to limit our exposure to raw material and energy price risks. Our commodity hedges are primarily related to resin, natural gas, ethylene, propylene, benzene, diesel and polyethylene. If our hedging strategies prove to be ineffective or if we fail to effectively monitor and manage our hedging activities, we could incur significant losses which could adversely affect our financial position and results of operations, and we could experience significant fluctuations in our earnings from period to period. Factors that could affect the impact and effectiveness of our hedging activities include the accuracy of our operational forecasts of raw material and energy needs and volatility of the commodities and raw materials pricing markets.

Goodwill, intangible assets and other long-lived assets are material components of our balance sheet and impairments of such balances, and future other impairment charges, could have a significant impact on our financial results.

We have recorded a significant amount of goodwill and other indefinite-lived intangible assets in our consolidated financial statements resulting from our acquisitions. We test the carrying value of goodwill and other indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial position.

Our historical financial results also include other asset impairment charges. These charges have arisen from a variety of events including decisions to exit certain businesses and ceasing to use certain equipment prior to the end of its useful life. Future asset impairment charges could arise as a result of changes in our business strategy or changes in the intention to use certain assets. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial position.

Legal, Regulatory and Compliance Risks

We are subject to governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulations.

Many of our products come into contact with food and beverages, and the manufacture, packaging, labeling, storage, distribution, advertising and sale of such products are subject to various laws designed to protect human health and the environment. For example, in the United States, many of our products are regulated by the Food and Drug Administration (including applicable current good manufacturing practice regulations), and our product claims and advertising are regulated by the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. Liabilities under, and/or costs of compliance, and the impact on us of any non-compliance with any such laws and regulations could materially and adversely affect our business, financial condition and results of operations. In addition, changes in the laws and regulations which we are subject to could impose significant limitations and require changes to our business, which in turn may increase our compliance expenses, make our business more costly and less efficient to conduct and compromise our growth strategy.

We are subject to increasingly stringent environmental, health and safety laws, regulations and permits, and we could incur significant costs in complying with, or liabilities and obligations related to, such laws, regulations and permits.

We are subject to various federal, state/provincial, local and international environmental, health and safety laws, regulations and permits, which have tended to become more stringent over time. Among other things, these laws and regulations govern the emission or discharge of materials into the environment (including air, water or ground), the use, storage, treatment, disposal, management and releases of, and exposure to, hazardous substances and wastes, the health and safety of our employees and the end-users of our products, protection of wildlife and endangered species, wood harvesting and the materials used in and the recycling of our products. Violations of these laws and regulations or of any conditions contained in any environmental permit can result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or equipment, civil and criminal sanctions, permit revocations and/or facility shutdowns. Moreover, we may be directly impacted by the risks and costs to us, our customers and our vendors of the effects of climate change, greenhouse gases, and the availability of energy and water resources. These risks include the potentially adverse impact on forestlands, which are a key resource in the production of some of our products, increased product costs and a change in the types of products that customers purchase. We also face risks arising from the increased public focus, including by consumers, investors and governmental and non-governmental organizations, on these and other environmental sustainability matters, such as packaging and waste, deforestation, and land use, including enacted or proposed legislation imposing fees on manufacturers and other suppliers of single-use food packaging and foodservice products to encourage and fund recycling of such products.

We are and have been involved in the remediation of current, former and third party sites, and could be held jointly and severally liable for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances and wastes at any site we have ever owned, leased, operated or used as a treatment or disposal site, including releases by prior owners or operators of sites we currently own or operate. We could also be subject to third-party claims for property or natural resource damage, personal injury or nuisance or otherwise as a result of violations of or liabilities under environmental laws, regulations and permits or in connection with releases of hazardous or other substances or wastes. In addition, changes in, or new interpretations of, existing laws, regulations, permits or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental, health and safety liabilities or obligations in the future, including additional investigation or other obligations with respect to any potential health hazards of our products or business activities or the imposition of new permit requirements, may lead to additional compliance or other costs that could have a material adverse effect on our business, financial condition or results of operations.

Moreover, as environmental issues, such as climate change, have become more prevalent, federal, state and local governments, as well as foreign governments, have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the United States Environmental Protection Agency is regulating certain greenhouse gas emissions under existing laws such as the Clean Air Act, and various countries have adopted the Paris Agreement, which aims to keep global temperature rise to well below 2 degrees Celsius using various national pledges to reduce greenhouse gas emissions. These and other international, foreign, federal, regional and state climate change initiatives may cause us to incur additional direct costs in complying with new environmental legislation or regulations, such as costs to upgrade or replace equipment, as well as increased indirect costs resulting from our suppliers, customers or both incurring additional compliance costs that could get passed through to us or impact product demand.

Government regulations and judicial decisions affecting products we produce or the products contained in the products we produce could significantly reduce demand for our products.

A number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of materials incapable of being recycled or composted. Programs have included, for example, banning or restricting certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on single-use items (often plastic) and requiring retailers or manufacturers to take back packaging used for their products. Such legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for our products. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental or sustainability concerns of consumers, investors and government and non-governmental organizations by using only recyclable or compostable containers.

In addition, changes to health and food safety regulations could increase costs and may also have a material adverse effect on our net revenues if, as a result, the public’s attitude towards our products or the end-products for which we provide packaging is substantially affected.

We are subject to the Foreign Corrupt Practices Act of 1977 and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations, and any noncompliance with those laws or regulations by us or others acting on our behalf could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the Foreign Corrupt Practices Act of 1977 (the “FCPA”) and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations, and any noncompliance with those laws or regulations by us or others acting on our behalf could have a material adverse effect on our business, financial condition and results of operations.

The FCPA and other similar anti-corruption and anti-bribery laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from offering or providing improper things of value to foreign officials for the purpose of obtaining or retaining business or securing regulatory benefits. Under these laws, we may become liable for the actions of employees, officers, directors, agents, representatives, consultants, or other intermediaries, or our strategic or local partners, including those over whom we may have little actual control. We are continuously engaged in transacting business, including in new locations, around the world. Because we will maintain and intend to grow our international sales and operations, we have contacts with foreign public officials, and therefore potential exposure to liability under laws such as the FCPA.

If we are found liable for violations of the FCPA or other similar anti-corruption, anti-bribery or anti-kickback laws or regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

In August 2020, we identified practices in our Evergreen Packaging Shanghai business, which is part of our Beverage Merchandising segment, which involve acts potentially in violation of the FCPA. In September 2020 we made a voluntary self-disclosure to the U.S. Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) about these items and our investigation being conducted by external counsel, accountants and other advisors. While our reporting to the DOJ and SEC is ongoing, we believe our investigation is substantially complete. We have identified the occasional giving of gift cards representing relatively minor monetary values to government regulators and employees of state-owned enterprise customers in the People’s Republic of China (“PRC”), over the course of several years. The amounts involved are immaterial, individually and in the aggregate, and these appear to have been provided at the times of PRC holidays for generalized goodwill purposes only. We have initiated procedures to remediate such practices, including discontinuing the giving of gift cards. We also identified certain other gift, travel and entertainment practices that do not comply with company policy and expectations. These findings provide opportunity for targeted, enhanced controls and additional training in these areas.  We intend to fully cooperate with the DOJ and SEC, with the assistance of legal counsel, to conclude this matter. We are unable at this time to predict when the government agencies’ review of these matters will be completed or what regulatory or other consequences may result.

Breaches of our information systems security measures could disrupt our internal operations.

We depend on information technology for processing and distributing information in our business, including to and from our customers and suppliers. This information technology is subject to theft, damage or interruption from a variety of sources, including malicious computer viruses, security breaches, defects in design, natural disasters, terrorist attacks, power and/or telecommunication failures, employee malfeasance or human or technical errors. Additionally, we can be at risk if a customer’s or supplier’s information technology system is attacked or compromised. Cybersecurity incidents have increased in number and severity, and it is expected that these trends will continue. We have taken measures to protect our data and to protect our computer systems from attack but these measures may not prevent unauthorized access to our systems or theft of our data. If we or third parties with whom we do business were to fall victim to cyber-attacks or experience other cybersecurity incidents, such incidents could result in unauthorized access to, disclosure or loss of or damage to company, customer or other third party data; theft of confidential data including personal information and intellectual property; loss of access to critical data or systems; and other business delays or disruptions. If these events were to occur, we may incur substantial costs or suffer other consequences that negatively impact our operations and financial results.

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing, and cross-border transfer of personal information.

We receive, generate and store significant and increasing volumes of sensitive information, such as personally identifiable information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data.

We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate. For example, California enacted the California Consumer Privacy Act (“CCPA”) which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. In addition to fines and penalties imposed upon violators, some state laws, including the CCPA, also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Legal requirements relating to the collection, storage, handling, and transfer of personal information and personal data continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement, sanctions and increased costs of compliance.

Compliance with applicable data protection laws and regulations could also require us to change our business practices and compliance procedures in a manner adverse to our business. Penalties for violations of these laws vary, but can be substantial. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. In addition, we rely on third party vendors to collect, process and store data on our behalf and we cannot guarantee that such vendors are in compliance with all applicable data protection laws and regulations. Our or our vendors’ failure to comply with applicable data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations or privacy policies, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in obtaining, maintaining and enforcing our intellectual property rights, including our unpatented proprietary knowledge and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on the patent, copyright and trademark rights granted under the laws of the United States and other jurisdictions, we rely on unpatented proprietary knowledge and trade secrets and employ various methods, including confidentiality agreements with employees and third parties, to protect our knowledge and trade secrets. However, these precautions and our patents, copyrights and trademarks may not afford complete protection against infringement, misappropriation or other violation of our rights by third parties, and there can be no assurance that others will not independently develop the knowledge protected by our trade secrets or develop products that compete with ours despite not infringing, misusing or otherwise violating our intellectual property rights. Patent, copyright and trademark rights are territorial; thus, the protection they provide will only extend to those countries in which we have been issued patents and have registered trademarks or copyrights. Even so, the laws of certain countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

We believe that we have sufficient intellectual property rights to allow us to conduct our business without incurring liability to third parties. However, we or our products may nonetheless infringe on the intellectual property rights of third parties, or we may determine in the future that we require a license or other rights to intellectual property rights held by third parties. Such a license or other rights may not be available to us on commercially reasonable terms or at all, in which case we may be prevented from using, providing or manufacturing certain products, services or brands as we see fit. In addition, we may be subject to claims asserting infringement, misappropriation or other violation of third parties’ intellectual property rights seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products or other aspects of our business. If we are found to have infringed, misused or otherwise violated the intellectual property rights of others, we could be forced to pay damages, cease use of such intellectual property rights or, if we are given the opportunity to continue to use the intellectual property rights of others, we could be required to pay a substantial amount for continued use of those rights. Even if we are not found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, we could incur material expense to defend against such claims and we could incur significant costs associated with discontinuing to use, provide or manufacture certain products, services or brands, and such defense could be protracted and costly regardless of its outcome. Any of the foregoing could have a material adverse effect on our business and results of operations.

Furthermore, we cannot be certain that the intellectual property rights we do obtain and rely on will not be challenged or invalidated in the future. In the event of such a challenge, we could incur significant costs to defend our rights, even if we are ultimately successful. We also may not be able to prevent current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating trade secrets or other proprietary information. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Infringement of our intellectual property rights may adversely affect our results of operations and make it more difficult for us to establish a strong market position in countries which may not afford adequate protection of intellectual property rights. Furthermore, others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents, and steps taken by us to protect our technologies may not prevent infringement or misappropriation of such technologies. Additionally, we have licensed, and may license in the future, patents, trademarks, copyrights, trade secrets and other intellectual property rights to third parties. While we attempt to ensure that our intellectual property rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property rights or reputation. If necessary, we also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property rights. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

We may be involved in a number of legal proceedings that could result in substantial liabilities for us.

We are involved in several legal proceedings. It is difficult to predict with certainty the cost of defense or the outcome of these proceedings and their impact on our business, including remedies or damage awards. The outcomes of these legal proceedings and other contingencies could require us to take or refrain from taking certain actions, which actions or inactions could adversely affect our operations or could require us to pay substantial amounts of money or restrict our operations. If liabilities or fines resulting from these proceedings are substantial or exceed our expectations, our business, financial condition or results of operations may be adversely affected.

Risks Related to Liquidity and Indebtedness

We have significant debt, which could adversely affect our financial condition and ability to operate our business.

We had $4,004 million of outstanding indebtedness at the end of fiscal year 2020. We repaid $59 million in outstanding indebtedness in mid-February 2021. Our debt level and related debt service obligations:

•

require us to dedicate significant cash flow to the payment of principal of, and interest on, our debt, which will reduce the funds we have available for other purposes, including working capital, capital expenditures and general corporate purposes;

•	may limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan;
•	impose on us financial and operational restrictions; and
•	expose us to interest rate risk on our debt obligations bearing interest at variable rates.

These restrictions could adversely affect our financial condition and limit our ability to successfully implement our growth strategy.

In addition, we may need additional financing to support our business and pursue our growth strategy, including for strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution.

Borrowings under our Credit Agreement are at variable rates of interest and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

Certain of our long-term indebtedness bears interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to fluctuate or cause other unanticipated consequences.

The U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected or we may need to renegotiate the terms of our debt agreements that utilize LIBOR as a factor in determining the applicable interest rate to replace LIBOR with the new standard that is established, if any, or to otherwise agree with the trustees or agents under such facilities or instruments on a new means of calculating interest.

We face risks associated with certain pension obligations.

We have pension plans that cover many of our employees, former employees and employees of formerly affiliated businesses. Certain of these pension plans are defined benefit pension plans pursuant to which the participants receive defined payment amounts regardless of the value or investment performance of the assets held by such plans. Deterioration in the value of plan assets, including equity and debt securities, resulting from a general financial downturn or otherwise, or a change in the interest rate used to discount the projected benefit obligations, could cause an increase in the underfunded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans, which in turn would reduce the cash available for our business.

Our largest pension plan is the Pactiv Evergreen Pension Plan (“PEPP”), of which Pactiv became the sponsor when Pactiv Corporation (now Pactiv LLC, our subsidiary) was spun-off from Tenneco Inc. in 1999. This plan covers certain of our employees as well as employees (or their beneficiaries) of certain companies previously owned by Tenneco Inc. but not owned by us. As a result, while persons who have never been our employees do not currently accrue benefits under the plan, the total number of individuals/beneficiaries covered by this plan is much larger than if only our personnel were participants. For this reason, the impact of the pension plan on our net income and cash from operations is greater than the impact typically found at similarly sized companies. Changes in the following factors can have a disproportionate effect on our results of operations compared with similarly sized companies: (i) interest rate used to discount projected benefit obligations, (ii) governmental regulations related to funding of retirement plans, (iii) financial market performance, and (iv) revisions to mortality tables as a result of changes in life expectancy.

As of December 31, 2020, the PEPP was underfunded by approximately $439 million. During the year ended December 31, 2020, the plan liability has increased by $348 million primarily as a result of a decrease in the discount rate and the fair value of PEPP assets increased by $539 million. We made a $121 million contribution to the PEPP in 2020. Future contributions to our pension plans (including the PEPP) will be dependent on future plan asset returns and interest rates and are highly sensitive to changes. Such future contributions will reduce the cash otherwise available to operate our business and could have an adverse effect on our results of operations.

We have a history of net losses from continuing operations and may not achieve or maintain profitability in the future.

We have a history of significant net losses from continuing operations, including a net loss of $10 million and $240 million for years ended December 31, 2020 and 2019, respectively. We may not be able to achieve or maintain profitability for any future fiscal year. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result, our operations may not achieve profitability in the future and, even if we do achieve profitability, we may not be able to maintain or increase it.

Risks Relating to Being a Newly Stand-alone Public Company

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management as they include provisions that:

•

require at least 66 2/3% of the votes that all of our stockholders would be entitled to cast in an annual election of directors in order to amend our amended and restated certificate of incorporation and bylaws from and after the date on which PFL and all other entities beneficially owned by Mr. Graeme Richard Hart or his estate, heirs, executor, administrator or other personal representative, or any of his immediate family members or any trust, fund or other entity which is controlled by his estate, heirs, any of his immediate family members or any of their respective affiliates (PFL and all of the foregoing, collectively, the “Hart Entities”) and any other transferee of all of the outstanding shares of common stock held at any time by the Hart Entities which are transferred other than pursuant to a widely distributed public sale (“Permitted Assigns”) beneficially own less than 50% of the outstanding shares of our common stock;

•	provide for a staggered board from and after the date on which the Hart Entities or Permitted Assigns beneficially own less than 50% of the outstanding shares of our common stock;
•

eliminate the ability of our stockholders to call special meetings of stockholders from and after the date on which the Hart Entities or Permitted Assigns beneficially own less than 50% of the outstanding shares of our common stock;

•

prohibit stockholder action by written consent, instead requiring stockholder actions to be taken solely at a duly convened meeting of our stockholders, from and after the date on which the Hart Entities or Permitted Assigns beneficially own less than 50% of the outstanding shares of our common stock;

•

permit our board of directors, without further action by our stockholders, to fix the rights, preferences, privileges and restrictions of preferred stock, the rights of which may be greater than the rights of our common stock;

•	restrict the forum for certain litigation against us to Delaware; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. As a result, these provisions may adversely affect the market price and market for our common stock if they are viewed as limiting the liquidity of our stock. These provisions may also make it more difficult for a third party to acquire us in the future, and, as a result, our stockholders may be limited in their ability to obtain a premium for their shares of common stock.

Furthermore, in connection with our IPO completed in September 2020, we entered into a stockholders agreement with the Hart Stockholders. The stockholders agreement provides the Hart Stockholders with the right to nominate a certain number of directors to our board of directors so long as the Hart Entities beneficially own at least 10% of the outstanding shares of our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Notwithstanding the foregoing, the exclusive forum provision will not apply to any claim to enforce any liability or duty created by the Securities and Exchange Act of 1934 (“Exchange Act”) or the Securities Act and for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the federal forum provision.

The choice of forum provision and federal forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid.

We do not have a history of complying with the requirements of being a public company and the requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to various requirements, including the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the rules of Nasdaq, that did not apply to us prior to becoming a public company. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. For example, we are obligated to file with the SEC annual and quarterly information and other reports and therefore need to have the ability to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Because we have not operated as a company with equity listed on a national securities exchange in the past, we might not be successful in implementing these requirements. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and reputation.

As a newly public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we fail to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

We intend to pay regular dividends on our common stock, but our ability to do so may be limited.

We intend to pay cash dividends on our common stock on a quarterly basis, subject to the discretion of our board of directors and our compliance with applicable law, and depending on our results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors deems relevant.

Our ability to pay dividends may also be restricted by the terms of our existing debt agreements, or any future debt or preferred equity securities. Our dividend policy entails certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures or limiting our ability to incur borrowings. Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends and/or declare any periodic special dividends. There can be no assurance that our board of directors will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether.

Risks Related to Stockholder Influence, Related Party Transactions and Governance

The Hart Stockholders control the direction of our business and the Hart Stockholders’ concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

The Hart Stockholders own, and control the voting power of, approximately 78% of our outstanding shares of common stock. As long as the Hart Stockholders continue to control a majority of the voting power of our outstanding common stock, they will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors.

The Hart Stockholders and their affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, the Hart Stockholders and their affiliates may engage in activities where their interests may not be the same as, or may conflict with, the interests of our other stockholders. Other stockholders will not be able to affect the outcome of any stockholder vote while the Hart Stockholders control the majority of the voting power of our outstanding common stock. As a result, the Hart Stockholders will be able to control, directly or indirectly and subject to applicable law, the composition of our board of directors, which in turn will be able to control all matters affecting us, including, among others:

•	any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;
•	the adoption of amendments to our amended and restated certificate of incorporation;
•	any determinations with respect to mergers, business combinations or disposition of assets;
•	compensation and benefit programs and other human resources policy decisions;
•	the payment of dividends on our common stock; and
•	determinations with respect to tax matters.

In addition, the concentration of the Hart Stockholders’ ownership could also discourage others from making tender offers, which could prevent stockholders from receiving a premium for their common stock.

Because the Hart Stockholders’ interests may differ from ours or from those of our other stockholders, actions that the Hart Stockholders take with respect to us, as our controlling stockholders, may not be favorable to us or our other stockholders, including holders of our common stock.

We have entered, and may continue to enter, into certain related party transactions. There can be no assurance that we could not have achieved more favorable terms if such transactions had not been entered into with related parties, or that we will be able to maintain existing terms in the future.

We have entered into various transactions with related parties including, among others:

•	five-year supply agreements under which we sell certain products (primarily tableware) to RCPI, and purchase certain products (primarily aluminum foil containers and roll foil) from RCPI;
•	a warehousing and freight services agreement pursuant to which we provide certain logistics services to RCPI;
•	a lease of part of our corporate headquarters in Lake Forest, Illinois and another lease for part of our facility in Canandaigua, New York to RCPI;
•	a tax matters agreement with each of RCPI and GPC;
•

a transition services agreement pursuant to which we will continue to provide certain administrative services to RCPI, including information technology service; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services, and we will receive certain services from RCPI, including human resources; compliance; and procurement, in each case for up to 24 months from February 2020;

•	a transition services agreement with GPC pursuant to which we will, upon GPC’s request, provide certain administrative services to GPC for up to 24 months from August 4, 2020;
•

an IT license usage agreement with Rank and GPC, pursuant to which we will continue to receive usage rights under certain IT-related license and contractual arrangements which are held by certain of our affiliates and provide usage rights to certain of our affiliates under certain IT-related license and contractual arrangements held by us;

•

an agreement with our affiliate, Rank Treasury Limited (“RTL”), formerly Beverage Packaging Holdings I, to indemnify RTL for certain losses that RTL may suffer in connection with a guarantee of a property lease that RTL provided to a third party landlord in connection with the divestment of a business by the Company; and

•

a transition services agreement with Rank pursuant to which Rank will, upon our request, provide certain administrative and support services to us for up to 24 months, and we will, upon Rank’s request, provide certain administrative and support services to them for up to 24 months.

While we believe that all such transactions have been negotiated on an arm’s length basis and contain commercially reasonable terms, we may have been able to achieve more favorable terms had such transactions been entered into with unrelated parties. In addition, while goods and services are being provided to us by related parties, our operational flexibility to modify or implement changes with respect to such goods or services or the amounts we pay or receive for them may be limited.

Potential conflicts of interest or disputes may arise between us and one or more related parties in connection with these related party agreements, or relating to our past or future relationships in several areas including tax, employee benefits, intellectual property rights, indemnification and other matters. Furthermore, conflicts of interest may arise in connection with business opportunities that may be attractive to us and one or more related parties. In the event of a dispute under any of these related party agreements, the interests of one or more related parties may not align with ours and the resolution of any such disputes may be adverse to us, or less favorable to us than we might achieve if we were not dealing with a related party, and our ability to enforce our contractual rights may be limited.

There can be no assurance that such present or any future transactions, and any potential disputes that may arise in connection with them, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

It is also likely that we may enter into related party transactions in the future. Although material related party transactions that we may enter into will be subject to approval or ratification of a designated committee of our board of directors (which will initially be the audit committee) or other committee designated by our board of directors made up solely of independent directors, there can be no assurance that such transactions, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

The related party transactions we have entered into are of varying durations and may be amended upon agreement of the parties. The Hart Stockholders will have the ability to determine the outcome of matters requiring stockholder approval, cause or prevent a change of control, and change the composition of our board of directors. For so long as we are controlled by the Hart Stockholders, we may be unable to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

Our ability to operate our business effectively may suffer if we do not establish independent financial, administrative, and other support functions, and we cannot assure you that the transitional services Rank has agreed to provide us will be sufficient for our needs.

Historically, we have relied on financial, administrative and other resources of Rank to assist in operating our business. In conjunction with our anticipated separation from Rank, we intend to establish our own financial, administrative and other support functions or contract with third parties to replace the assistance Rank has provided us. In connection with our IPO, we entered into an agreement with Rank under which, upon our request, Rank will provide certain administrative and support services to us, such as financial, insurance, IT, tax, human resources, M&A transaction support and legal and corporate secretarial services for up to 24 months, and we will, upon request, provide certain support services to Rank for up to 24 months. These services and data access controls may not be sufficient to meet our needs. After our agreement with Rank expires, we may not be able to obtain these services at prices or on terms that are as favorable. Any failure or significant downtime in our own financial, administrative or other support functions or in Rank’s financial, administrative or other support functions during the transitional period could negatively impact our results of operations.

If the Hart Stockholders sell a controlling interest in our company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our common stock and we may become subject to the control of a presently unknown third party.

The Hart Stockholders own, and control the voting power of, approximately 78% of our outstanding shares of common stock. The Hart Stockholders will have the ability, should they choose to do so, to sell some or all of their shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

The ability of the Hart Stockholders to privately sell their shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock that will be publicly traded hereafter, could prevent you from realizing any change-of-control premium on your shares of our common stock that may otherwise accrue to the Hart Stockholders on their private sale of our common stock. Additionally, if the Hart Stockholders privately sell their significant equity interests in our company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if the Hart Stockholders sell a controlling interest in our company to a third party, our liquidity could be impaired, our outstanding indebtedness may be subject to acceleration and our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations and financial condition.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Hart Stockholders control a majority of the voting power of our outstanding common stock. As a result, we are presently a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;
•	the requirement that our compensation committee and our nominating and corporate governance committee be composed entirely of independent directors; and
•	the requirement for an annual performance evaluation of our compensation committee and our nominating and corporate governance committee.

While the Hart Stockholders control a majority of the voting power of our outstanding common stock, we continue to rely on certain of these exemptions and, as a result, we do not presently have an audit committee, compensation committee or a nominating and corporate governance committee consisting entirely of independent directors. Three of our seven directors do not qualify as “independent directors” under the applicable rules of Nasdaq. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We may be liable for significant taxes if the distributions of RCPI or of GPC to PFL are determined to be taxable transactions.

In February 2020, prior to the initial public offering of shares of common stock of RCPI, we effected certain distributions to transfer the interests of RCPI to PFL in a manner that was intended to qualify as tax-free to PFL, us, and Pactiv Evergreen Group Holdings Inc. (“PEGHI”) under Sections 368(a) (1) (D) and 355 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, prior to the closing of our IPO in September 2020, we also effected certain distributions to transfer the interests of GPC to PFL in a manner that was intended to qualify as tax-free to PFL, us, and PEGHI under Section 355 of the Code.

We have received tax opinions as to the tax treatment of the RCPI and GPC distributions. These tax opinions rely on certain facts, assumptions, representations and undertakings from Mr. Hart, RCPI or GPC, as applicable, and us regarding the past and future conduct of PTVE’s, and RCPI’s or GPC’s, as applicable, respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, we may not be able to rely on the tax opinions and could be subject to significant tax liabilities with respect to the RCPI or GPC distributions. Notwithstanding the tax opinions, the Internal Revenue Service (the “IRS”) could determine on audit that the RCPI or GPC distributions are taxable if it determines that any of the facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions, or for other reasons, including as a result of certain significant changes in the stock ownership of PTVE, RCPI or GPC, as applicable, or PEGHI. If the RCPI or GPC distributions are determined to be taxable for U.S. federal income tax purposes, we could be liable for significant U.S. federal income tax liabilities.

We entered into a Tax Matters Agreement with RCPI in connection with the RCPI distribution (the “RCPI Tax Matters Agreement”). In addition, we entered into a Tax Matters Agreement with GPC in connection with the GPC distribution (the “GPC Tax Matters Agreement” and, together with the RCPI Tax Matters Agreement, the “Tax Matters Agreements”). Under the Tax Matters Agreements, RCPI or GPC, as applicable, will generally be required to indemnify us against taxes incurred with respect to the RCPI distribution or the GPC distribution, respectively, that arise as a result of, among other things, (i) a breach of any representation made under the Tax Matters Agreements, including those provided in connection with an opinion of tax counsel, or (ii) RCPI or GPC, as applicable, taking or failing to take, as the case may be, certain actions, in each case that result in the distributions failing to meet the requirements for tax-free treatment under the Code. In the event that RCPI or GPC fails to indemnify us in accordance with the Tax Matters Agreements, we would bear such tax liability.

In order to preserve the tax-free treatment of the RCPI and the GPC distributions, our ability to engage in certain corporate transactions for a two-year period after the distributions is limited.

To preserve the tax-free treatment for U.S. federal income tax purposes of the RCPI and the GPC distributions, we are limited in our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock for the two-year period following each of these distributions. While we are under no contractual obligations, effecting certain such transactions could violate the representations and undertakings we made in connection with the opinions of tax counsel and could result in significant tax liabilities to us. These limitations may restrict our ability to pursue certain strategic transactions or other transactions that would otherwise be in our best interest or that might increase the value of our business. We are not limited in our ability to acquire other businesses for cash consideration.

RCPI and GPC may compete with us, and their competitive positions in certain markets may constrain our ability to build and maintain partnerships.

We may face competition from a variety of sources, including RCPI and GPC, today and in the future. For example, while we do have supply agreements in place with RCPI, each of RCPI and GPC may still compete with us in certain products and/or in certain channels. In addition, while RCPI and GPC do not currently manufacture or sell products that compete with our products in the channels in which we sell our products, they each may do so in the future, including as a result of acquiring a company that manufactures products which compete with ours. RCPI and GPC may have acquired know-how from their previous affiliation with our business, which could give them significant competitive advantages should they decide to engage in the type of business we conduct, which may materially and adversely affect our business, financial condition and results of operations. Although RCPI has historically sold the products (primarily tableware and cups) that it purchases from us in the retail channel, and we sell such products in the foodservice business-to-business channel, after the termination of the supply agreement with RCPI, it could seek to sell such products in the foodservice channel or otherwise compete with us. As our customer, RCPI has information about products, including pricing, and, as one of our former operating segments, GPC has knowledge of our business that could provide RCPI and GPC with competitive advantages.

In addition, we may partner with companies that compete with RCPI and GPC in certain markets. Our prior affiliation with RCPI and GPC may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationships with RCPI and GPC.

Mr. Hart may have conflicts of interest with the holders of our shares of common stock or us in the future.

Mr. Hart indirectly owns and controls a majority of the outstanding shares of our common stock, and the actions he is able to undertake as our controlling shareholder may differ from or adversely affect the interests of our other shareholders. Pursuant to the stockholders agreement that we entered into in connection with our IPO, Mr. Hart has the power to nominate a majority of the directors to our board of directors for so long as the Hart Entities beneficially own more than 40% of our common stock, enabling Mr. Hart to control our legal and capital structure and operations, subject to applicable law. The stockholders agreement also provides that so long as the Hart Entities hold at least 5% of the Company’s shares, Mr. Hart will be entitled to receive access to certain of the Company’s information and also to routinely consult and advise senior management with respect to the Company’s business and financial matters, with the Company agreeing to give consideration to Mr. Hart’s advice and proposals. The stockholders agreement also provides Mr. Hart with certain consent rights for so long as the Hart Entities hold at least 40% of the Company’s shares. Additionally, Mr. Hart is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Mr. Hart may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Conflicts of interest may arise because certain of our directors hold a management or board position with PFL or other affiliated entities.

One of our directors is also a director of PFL and two of our directors are also directors of other entities affiliated with Mr. Hart. The interests of these directors in PFL and other entities affiliated with Mr. Hart and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and PFL and other entities affiliated with Mr. Hart that could have different implications for PFL and other entities affiliated with Mr. Hart and us. These decisions could, for example, relate to:

•	disagreement over corporate opportunities;
•	competition between us, PFL and other Hart-affiliated entities;
•	employee retention or recruiting;
•	our dividend policy; and
•	the services and arrangements from which we benefit as a result of our relationships with PFL and other entities affiliated with Mr. Hart.

Conflicts of interest could also arise if we enter into any new agreements with the Hart Stockholders and other entities affiliated with Mr. Hart in the future, or if the Hart Stockholders and other entities affiliated with Mr. Hart decide to compete with us in any of our product categories. The presence of directors or officers of entities affiliated with the Hart Stockholders and other entities affiliated with Mr. Hart on our board of directors could create, or appear to create, conflicts of interest and conflicts in allocating their time with respect to matters involving both us and any one of them, or involving us and the Hart Stockholders and other entities affiliated with Mr. Hart, that could have different implications for any of these entities than they do for us. Provisions of our amended and restated certificate of incorporation and bylaws address corporate opportunities that are presented to our directors who are also directors or officers of the Hart Stockholders and other entities affiliated with Mr. Hart and certain of their subsidiaries. We cannot assure you that our amended and restated certificate of incorporation will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are directors of both us and the Hart Stockholders and other entities affiliated with Mr. Hart. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located in leased office space in Lake Forest, Illinois. As of December 31, 2020, we leased or owned 76 U.S. facilities and 26 international facilities, some of which had multiple buildings and warehouses. This includes 61 manufacturing facilities and 39 warehouses which comprise our global production and distribution network.

We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

Item 3. Legal Proceedings

From time to time, we are a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. We have established reserves for legal matters that are probable and estimable, and at December 31, 2020, these reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

We have listed our common stock on The Nasdaq Global Select Market under the symbol “PTVE.” We began “regular way” trading on the Nasdaq Global Select Market on September 21, 2020. Prior to that date, there was no public trading market for our common stock.

Stockholders

As of February 19, 2021, there were two holders of record of our common stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in the "street name" by banks, brokers, and other nominees.

Dividends

We did not declare or pay cash dividends in 2020.

Our Board of Directors approved a dividend of $0.10 per share on February 4, 2021 to be paid on February 24, 2021 to stockholders of record as of February 14, 2021. We expect to pay a regular quarterly cash dividend on our common stock, subject to declaration by our board of directors.

Use of Proceeds from sale of Registered Securities

On September 16, 2020, our registration statement on Form S-1 (File No. 333-248250), as amended, was declared effective by the SEC for our IPO of our common stock, pursuant to which we offered and sold a total of 41,026,000 shares of common stock at a public offering price of $14.00 per share for aggregate proceeds of approximately $574 million. We received net proceeds of $546 million in the IPO, after deducting underwriting discounts and commissions of $25 million and other expenses of $3 million. As part of the IPO, the underwriters were provided with an option to acquire up to a further 6,153,900 shares a $14.00 per share. This option was partially exercised on October 20, 2020, in which 1,723,710 shares of common stock were purchased by the underwriters, which resulted in net proceeds of $23 million.

Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. acted as representatives of the several underwriters for the offering.

Item 6. Selected Financial Data

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions, except per share amounts)
Continuing Operations
Net revenues from continuing operations	$4,689	$5,191	$5,308	$5,292	$5,378
Net (loss) income from continuing operations	(10)	(240)	64	284	(309)
Diluted (loss) earnings per share from continuing operations	(0.08)	(1.78)	0.46	2.10	(2.31)

Financial Position and Other Data
Total assets(1)	6,843	16,175	16,169	16,385	16,708
Long-term debt, including current portion(1)	3,980	10,630	10,997	11,339	12,056
Cash dividends per common share	—	—	—	—	—

(1) Includes balances from discontinued operations for the years ended December 31, 2019, 2018, 2017 and 2016.

All results and data in the table above reflect continuing operations, unless otherwise noted. See Note 3, Discontinued Operations, to the Consolidated Financial Statements for additional information regarding the impact of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements. It should be read in connection with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Forward-Looking Statements and Item 1A, Risk Factors.

Overview of Business and Strategy

For a description of our business and strategy, see Item 1, Business.

Recent Developments and Significant Items Affecting Comparability

IPO and Reorganization

During the year ended December 31, 2020, and prior to our IPO, we successfully distributed two of our former segments. On September 21, 2020, we completed the IPO of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-248250). We were able to utilize existing cash on hand, the proceeds from RCP and GPC prior to their distribution and the sale of our common stock to pay down $6,694 million of outstanding debt, as well as refinance $2,250 million of our outstanding borrowings to extend our maturity profile and to lower our costs of borrowing in future periods.

In conjunction with our IPO and the distributions of the GPC and RCP segments, we incurred approximately $47 million and $7 million of strategic review and transaction related costs during the years ended December 31, 2020 and 2019, respectively. Additionally, we have historically been charged a management fee from Rank which upon our IPO is no longer incurred. We incurred $45 million to terminate the management fee arrangement during the year ended December 31, 2020. The total management fees within continuing operations for the years ended December 31, 2019 and 2018 were $10 million and $11 million respectively. See Note 18, Related Party Transactions, for additional details.

As a public company, we have begun implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased as we establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and prepare and distribute periodic reports in accordance with SEC rules. In addition, in connection with our IPO, we established the Equity Incentive Plan for purposes of granting stock-based compensation awards to certain of our senior management, to our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. See Note 19, Stock-Based Compensation, to the Consolidated Financial Statements for additional details.

Discontinued Operations

The operations of our former GPC and RCP segments and our former North American and Japanese closures business are presented as discontinued operations for all years presented. As of December 31, 2019, the assets and liabilities of GPC and RCP are presented in assets held for sale or distribution and liabilities held for sale or distribution. The cash flows related to these discontinued operations remain included within our Consolidated Statement of Cash Flows until the date in which they were distributed or sold. See Note 3, Discontinued Operations, to the Consolidated Financial Statements for additional details of these discontinued operations.

COVID-19

We have been actively monitoring the outbreak of COVID-19 and its impact. Our highest priorities continue to be the safety of our employees and working with our employees and network of suppliers and customers to help maintain the food supply chain as an essential business.

During the fiscal year 2020, we experienced a significant decrease in demand and revenues as many of our customers experienced lower demand. Our Foodservice segment experienced a significant decline in net revenues due to the closure or reduced activity of restaurants and other food-serving institutions. Consistent with the easing of restrictions, towards the latter part of the second quarter of 2020 and into the third and fourth quarters, we experienced an increase in volumes and net revenues in our Foodservice segment. Additionally, we worked to adapt along with our customers as COVID-19 restrictions were lifted and reinstated and as consumer behavior required more take out and online ordering options. Our Food Merchandising segment has experienced a strong market demand for many of our products as people continue to eat more at home, while there has been a decline in demand for other products, such as bakery and snack containers typically used in many of the group gatherings that were either canceled or scaled back due to restrictions and concerns over COVID-19. Within our Beverage Merchandising segment, sales of fresh beverage cartons have remained relatively constant with declines in sales of school milk cartons being offset by higher demand in the retail segment, while sales in the paper markets have declined due to a decrease in demand of printed publications and advertising and demand for liquid packaging board has softened.

As we are a part of the global food supply chain, we have taken a number of actions to promote the health and safety of our employees and customers in order to maintain the availability of our products to meet the needs of our customers. We implemented enhanced protocols to provide a safe and sanitary working environment for our employees, including screening employees for all symptoms of COVID-19 (including increased temperature checking), ensuring social distancing is observed, providing physical barriers and personal protective equipment where employees work closely together, tracking and tracing of COVID-19 positive employees to identify close contacts and locations frequented, engagement of third-party vendors to deep-clean and sanitize facilities and enhancing pay and leave policies to ensure employees experiencing symptoms of COVID-19 stay at home. While certain of these measures taken have increased our costs, we remain committed to adapting our policies and procedures to ensure the safety of our employees and compliance with federal, state and local regulations while the pandemic continues. Some of our facilities, however, operate in communities that have had high incident rates of COVID-19, resulting in many persons out sick or in quarantine, which has impacted production at some plants. In facilities that manufacture, warehouse and distribute products with softening demand, we have taken measures to reduce spending and production accordingly. To date, we have not experienced significant issues within our supply chain, including the sourcing of materials and logistics service providers.

Additionally, we have taken actions to reduce spending, including the furlough of certain of our employees during 2020, reducing working capital in areas affected by lower sales and reducing non-essential spending. We expect that the COVID-19 pandemic will continue to negatively impact our results of operations in future periods as the macroeconomic environment changes and consumer behavior continues to evolve. However, the general effects of the COVID-19 pandemic continue to change and remain unpredictable.

We will continue to proactively manage our business in response to the evolving impacts of the pandemic, and will continue to communicate with and support our employees and customers; monitor and take steps to further safeguard our supply chain, operations and assets; protect our liquidity and financial position; work toward our strategic priorities and monitor our financial performance as we seek to position the Company to withstand the current uncertainty related to this pandemic.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in March 2020. Retroactive provisions of the CARES Act entitled us to utilize additional deferred interest deductions, which lowered our taxable income for the year ended December 31, 2019. The CARES Act also increases the allowable interest deductions for the year ended December 31, 2020. We recognized a tax benefit in continuing operations in the year ended December 31, 2020 of $112 million which was primarily driven by adjusting our taxable income for the year ended December 31, 2019 and changes in our valuation allowance, both as a result of the CARES Act.

Summary of Results

Our results for the year ended December 31, 2020 reflect the challenges our business faced with the COVID-19 pandemic, which significantly impacted our results, particularly during the second quarter. Our net revenues declined 10% to $4,689 million for the year ended December 31, 2020 compared to $5,191 million for the year ended December 31, 2019 driven by lower demand as our customers were impacted by temporary closures, limited operating abilities and reduced consumer traffic due to the COVID-19 pandemic. As restrictions began to be lifted late in the second quarter and in the third quarter, we experienced sequential improvements in much of our business but continued to be impacted by lower end consumer demand as many businesses, restaurants and schools did not return to pre-pandemic operations.

Our net loss from continuing operations declined to $10 million for the year ended December 31, 2020 compared to a net loss of $240 million for the year ended December 31, 2019, primarily driven by a favorable change in income tax expense of $196 million related to the impact of the CARES Act and changes in our valuation allowance, favorable raw material costs, higher pension income of $80 million, lower restructuring and other impairment charges of $18 million, lower goodwill impairment charges of $10 million and lower corporate costs, partially offset by lower sales volume primarily driven by the COVID-19 pandemic, higher strategic review costs of $40 million and higher manufacturing costs as we incurred additional costs to ensure the safety of our employees and experienced lower productivity in our paper mills.

Our Adjusted EBITDA from continuing operations decreased 11% to $615 million compared to the year ended December 31, 2019. The decrease was primarily due to lower sales volume due to the impact of the COVID-19 pandemic, higher manufacturing costs and lower pricing. These items were partially offset by favorable material costs, net of lower costs passed through to customers and lower corporate costs.

Our capital expenditures related to continuing operations were $282 million for the year ended December 31, 2020 compared to $285 million for the year ended December 31, 2019. We invested $110 million and $166 million in our Strategic Investment Program during the years ended December 31, 2020 and 2019, respectively.

Financial Outlook

In addition to financial measures determined in accordance with GAAP, we make use of the non-GAAP financial measure Adjusted EBITDA from continuing operations to evaluate and manage our business and to plan and make near-and long-term operating and strategic decisions. As such, we believe this metrics is useful to investors as it provides supplemental information in addition to our GAAP financial results. We believe it is useful to provide investors with the same financial information that we use internally to make comparisons of our historical operating results, identify trends in our underlying operating results and evaluate our business. We believe our non-GAAP financial measures should always be considered in relation to our GAAP results. We have provided reconciliations between our GAAP and non-GAAP financial measures in Non-GAAP Financial Measures, which appears later in this section.

In addition to monitoring our key operating metrics, we monitor a number of developments and trends that could impact our revenue and profitability objectives.

Changes in Consumer Demand - Our sales are driven by consumer buying habits in the markets that our customers serve and by the volume of sales made from our customers to consumers. Consequently, we are exposed to changes in consumer demand patterns and customer requirements in numerous industries. Changes in consumer preferences for products in the industries that we serve or the packaging formats in which such products are delivered, whether as a result of changes in cost, convenience or health, environmental and social concerns and perceptions, may result in a decline in the demand for certain of our products. For example, certain of our products are used for dairy and fresh juice, and as sales of those beverages have generally declined over recent years, we have had to find new markets for these products. On the other hand, changing preferences for products and packaging formats may also result in increased demand for other products we manufacture. For instance, the growth in consumer preference for organic meat, poultry and free-range eggs outpaces the growth in consumer preference for conventional meat, poultry and standard eggs. Organic meat, poultry and eggs are often packaged in PET or molded fiber, which may drive a shift from polystyrene foam packaging for these products toward higher value PET and molded fiber substrates.

Enhancements in Automation to Control Fluctuations in Labor Costs and Availability - As labor costs rise and as the availability of labor fluctuates, we have focused on increasing automation to reduce our reliance on labor. Since 2017, we have experienced declines in our net income from continuing operations and Adjusted EBITDA from continuing operations due to a number of what we believe to be temporary factors that include increased labor costs due to labor shortages in 2018. The conditions that drove the increased labor costs have subsided. Nonetheless, to address the labor shortages and to decrease total labor costs, we have implemented automation programs. We commenced a systematic automation program in 2017 to lower labor costs, eliminate repetitive tasks and increase efficiency, which we substantially completed in 2020. Our automation strategy includes implementing end of production line automation and palletizing, introducing automated vehicles, changing work flow and work cells to streamline processes and integrating COBOTs with our employees. Although we have automated a portion of our operations, we are committed to further investments in automation, including recent initiatives focused on the automation of repetitive manual tasks to increase operating efficiency and consistency, while protecting ourselves from fluctuations in the cost and availability of labor.

Sustainability - Interest in environmental sustainability has increased over the past decade, and we expect that sustainability will play an increasing role in customer and consumer purchasing decisions. There have been recent concerns about the environmental impact of single-use products and products made from plastic, particularly polystyrene foam. Governmental authorities in the United States and abroad continue to implement legislation aimed at reducing the amount of plastic and other materials incapable of being recycled or composted. This type of legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for certain products. In addition, state and local bans on polystyrene foam foodservice packaging may drive a shift to the use of higher value substrates, such as paper, molded fiber, polypropylene and polyethylene terephthalate.

Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental or sustainability concerns of consumers by using only recyclable or compostable containers. As our customers may shift towards purchasing more sustainable products, we have focused much of our innovation efforts around sustainability. Across our business, we believe we are well positioned to benefit from growth in fiber-based, recycled, recyclable and/or compostable packaging. For instance, in Foodservice, we continue to develop and introduce new products under the EarthChoice brand. In Food Merchandising, we are the largest producer of molded fiber egg cartons in the United States and believe we are positioned to benefit from shifts toward fiber and away from foam polystyrene. Our Food Merchandising segment continues to produce new sustainable product innovations, such as our recycled PET meat and poultry trays and egg cartons. In Beverage Merchandising, we continue to develop new fiber-based beverage cartons.

We intend to continue sustainability-driven innovation to ensure that we are at the leading edge of recyclable, renewable and compostable products in order to offer our customers environmentally sustainable choices. For fiscal year 2020, approximately 63% of our net revenues were derived from products made with recycled, recyclable or renewable materials, and our goal is 100% by 2030.

We expect to incur additional capital expenditures and research and development costs as a result of developing these products and/or increasing manufacturing of existing sustainable products.

Food Safety - Food safety remains a top concern among our customers and consumers, and packaging plays a critical role in keeping food safe. Within food processing and retail, consumers increasingly value enhanced packaging features such as tamper-evident containers to ensure freshness and food safety. Within foodservice, providers value tamper-evident packaging due to increased customer concerns around food quality and safety. In addition, the growth of food delivery is creating a greater need for tamper-evident seals and packaging formats to ensure consumer safety. We expect that the desire for safe packaging will play an increasing role in customer purchasing decisions and create significant new product opportunities for us.

Raw Materials and Energy Prices - Our results of operations and the gross profits corresponding to each of our segments, are impacted by changes in the costs of our raw materials and energy prices. Resin prices have historically fluctuated with changes in the prices of crude oil and natural gas, as well as changes in refining capacity and the demand for other petroleum-based products. The prices of raw wood and wood chips may fluctuate due to external conditions such as weather, product scarcity and commodity market fluctuations and changes in governmental policies and regulations. Purchases of most of our raw materials are based on negotiated rates with suppliers, which are tied to published indices. Many of the raw materials utilized by our mills are purchased on the spot market. The prices for some of our raw materials, particularly resins, and the prices that we pay to purchase aluminum products have fluctuated significantly in recent years. Prices for raw wood and wood chips have fluctuated less than the prices of resins. Raw wood and wood chips are typically purchased from sources close to our mills and, as a result, prices are established locally based on factors such as local competitive conditions and weather conditions. Management expects continued volatility in raw material prices and such volatility may impact our results of operations.

Historical index prices of resin from December 2018 through December 2020 are shown in the chart below. This chart presents index prices and does not represent the prices at which we purchase resin.

Average Resin Price by Type
Cents Per Pound
140.00
120.00
100.00
80.00
60.00
40.00
Dec-2018
Mar-2019
Jun-2019
Sep-2019
Dec-2019
Mar-2020
Jun-2020
Sep-2020
Dec-2020
PET NET TRANS*
POLYETHYLENE LLD HEXANE FILM*
POLYPROPYLENE GP HOMOPOLYMER*
POLYSTYRENE GP

Source: IHS Inc.

* In Q1 2020, there was a non-market index price reduction due to a change in methodology.

We are also sensitive to energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions. However, significant spikes in energy costs due to abnormal weather conditions may not be recovered through such means and could have a significant impact to our profitability. For example, in the first quarter of 2021, the impact of Winter Storm Uri increased energy costs for our facilities in the southern half of the U.S. and resulted in suspension of operations in eight of our facilities in Arkansas and Texas. While the financial impact of such event is still being assessed at this time of this report, we expect that the resulting costs will be material.

We use various strategies to manage cost exposures on certain raw material purchases with the objective of obtaining more predictable costs for these commodities. From time to time we enter into hedging agreements for some of our raw materials and energy sources to minimize the impact of price fluctuations. We generally enter into commodity financial instruments or derivatives to hedge commodity prices primarily related to resin, diesel and natural gas. Although we continue to take steps to minimize the impact of the volatility of raw material prices through commodity hedging, fixed supplier pricing, reducing the lag time in contractual raw material cost pass-through mechanisms and entering into additional indexed customer contracts that include raw material cost pass-through provisions, these efforts may prove to be inadequate.

Pricing - Revenue is directly impacted by changes in raw material costs as a result of raw material cost pass-through mechanisms in many of the customer pricing agreements entered into by our segments. Generally, the contractual price adjustments do not occur simultaneously with commodity price fluctuations, but rather on a mutually agreed upon schedule. Due to differences in timing between purchases of raw materials and sales to customers, there is often a lead-lag effect, during which margins are negatively impacted in the short term when raw material costs increase and positively impacted in the short term when raw material costs decrease. Historically, the average lag time in implementing raw material cost pass-through mechanisms has been approximately three months. We use price increases, where possible, to mitigate the effects of raw material cost increases for customers that are not subject to raw material cost pass-through agreements.

Competitive Environment - The markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, innovation, quality and price. While we have long-term relationships with many of our customers, the underlying contracts may be re-bid or renegotiated from time to time, and we may not be successful in renewing on favorable terms or at all, as pricing and other competitive pressures may occasionally result in the loss of a customer relationship. The loss of business from our larger customers, or the renewal of business on less favorable terms, may have a significant impact on our operating results.

COVID-19 – As previously discussed, we believe the macroeconomic impacts of the COVID-19 pandemic could continue to have a negative impact on our results in the short term and we are taking steps to protect our employees, consumers and business.

Commitment to Operational Excellence - In light of increased manufacturing costs incurred in recent years and continuing margin pressure throughout the packaging industry, we have programs in place that are designed to improve productivity, reduce costs, and increase profitability. We intend to reduce our operational costs by implementing a series of operational performance and cost reduction programs as part of our SPMO initiatives. Our SPMO initiatives include increasing productivity through machine reliability and automation, particularly in our paper mills, as well as improving operations through a number of digital initiatives and integrating our supply chain.

Financing Costs – We regularly evaluate our variable and fixed-rate debt as we finance our ongoing working capital and capital expenditures and other investments. As previously discussed, we were able to repay $6,694 million in outstanding borrowings and refinanced $2,250 million of outstanding borrowings during the year ended December 31, 2020. We also will continue to focus on reducing our financing costs through repayments of our outstanding borrowings. Our weighted-average interest rate on our total debt as of December 31, 2020 was 4.0%, down from 5.1% and 5.6% as of December 31, 2019 and 2018, respectively, primarily reflecting our repayments and refinancing activities over these years. Refer to Note 10, Debt, to the Consolidated Financial Statements for additional information.

Public Company Costs - As a public company, we have begun implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased as we establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and prepare and distribute periodic reports in accordance with SEC rules.

Elevated Past Capital Expenditures - In the last three years, our level of capital expenditures has been elevated due to our strategic and growth initiatives and certain extraordinary maintenance capital expenditures. We expect certain of our strategic and growth initiatives are likely to continue through our fiscal year 2021. Once the Strategic Investment Program concludes, we expect our annual capital expenditures to normalize.

Discussion and Analysis of Historical Results

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations is defined as net (loss) income from continuing operations calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to foreign exchange gains or losses on cash, related party management fees, unrealized gains or losses on derivatives, gains or losses on the sale of businesses and noncurrent assets, impairment charges, restructuring, asset impairment and other related charges, operational process engineering-related consultancy costs, non-cash pension income or expense and strategic review and transaction-related costs.

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

The following is a reconciliation of our net (loss) income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA from continuing operations for each of the years indicated:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net (loss) income from continuing operations (GAAP)	$(10)	$(240)	$64
Income tax (benefit) expense	(112)	84	(20)
Interest expense, net	371	433	414
Depreciation and amortization	289	273	271
Goodwill impairment charges(1)	6	16	—
Restructuring, asset impairment and other related charges(2)	28	46	18
(Gain) loss on sale of businesses and noncurrent assets(3)	(1)	22	18
Non-cash pension (income) expense(4)	(71)	6	(51)
Operational process engineering-related consultancy costs(5)	13	27	14
Related party management fee(6)	49	10	11
Strategic review and transaction-related costs(7)	47	7	—
Foreign exchange losses (gains) on cash(8)	15	8	(11)
Unrealized (gains) losses on derivatives(9)	(10)	(4)	8
Other	1	3	1
Adjusted EBITDA from continuing operations (Non-GAAP)	$615	$691	$737

(1)

Reflects goodwill impairment charges in respect of our remaining closures operations. See Note 5, Impairment, Restructuring and Other Related Charges, to the Consolidated Financial Statements, for additional details.

(2)

Reflects asset impairment, restructuring and other related charges primarily associated with our corporate operations and the remaining closures businesses that are not reported within discontinued operations. See Note 5, Impairment, Restructuring and Other Related Charges, to the Consolidated Financial Statements for additional details.

(3)

Reflects the gain or loss from the sale of businesses and noncurrent assets, primarily in our Other segment during 2019 and 2018. See Note 14, Other Expense, Net, to the Consolidated Financial Statements for additional details.

(4)	Reflects the non-cash pension (income) expense related to our PEPP.
(5)	Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(6)

Reflects the related party management fee charged by Rank to us and the fee to terminate this arrangement upon our IPO. See Note 18, Related Party Transactions, to the Consolidated Financial Statements for additional detail. Following our IPO, we are no longer charged the related party management fee.

(7)	Reflects costs incurred for strategic reviews of our businesses, as well as costs related to our IPO that cannot be offset against the proceeds of the IPO.
(8)	Reflects foreign exchange (gains) losses on cash, primarily on U.S. dollar amounts held in non-U.S. dollar functional currency entities.
(9)	Reflects the mark-to-market movements in our commodity derivatives. See Note 12, Financial Instruments, to the Consolidated Financial Statements for additional details.

Results of Operations

The following discussion compares our results of operations for 2020 with 2019 and 2019 with 2018:

2020 compared with 2019

Reportable Segment Net Revenue and Adjusted EBITDA

(In millions, except for %)	Foodservice	Food Merchandising	Beverage Merchandising
Net revenues
2020	$1,811	$1,396	$1,469
2019	$2,160	$1,388	$1,606
Change	$(349)	$8	$(137)
% Change	(16)%	1%	(9)%
Adjusted EBITDA
2020	$241	$252	$148
2019	$336	$223	$196
Change	$(95)	$29	$(48)
% Change	(28)%	13%	(24)%

Consolidated Results

	Year Ended December 31,
(In millions, except for %)	2020	% of revenue	2019	% of revenue	Change	% change
Net revenues	$4,689	100%	$5,191	100%	$(502)	(10)%
Cost of sales	(3,969)	(85)%	(4,344)	(84)%	375	9%
Gross profit	720	15%	847	16%	(127)	(15)%
Selling, general and administrative expenses	(470)	(10)%	(466)	(9)%	(4)	(1)%
Goodwill impairment charges	(6)	—%	(16)	—%	10	63%
Restructuring, asset impairment and other related charges	(28)	(1)%	(46)	(1)%	18	39%
Other expense, net	(33)	(1)%	(29)	(1)%	(4)	(14)%
Operating income from continuing operations	183	4%	290	6%	(107)	(37)%
Non-operating income (expense), net	66	1%	(13)	—%	79	NM
Interest expense, net	(371)	(8)%	(433)	(8)%	62	14%
Loss from continuing operations before tax	(122)	(3)%	(156)	(3)%	34	22%
Income tax benefit (expense)	112	2%	(84)	(2)%	196	NM
Loss from continuing operations	(10)	—%	(240)	(5)%	230	96%
(Loss) income from discontinued operations, net of income taxes	(15)		330		(345)
Net (loss) income	$(25)		$90		$(115)
Adjusted EBITDA from continuing operations(1)	$615	13%	$691	13%	$(76)	(11)%

NM indicates that the calculation is not meaningful.

(1)

Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Discussion and Analysis of Historical Results, Adjusted EBITDA from continuing operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for 2020 Compared with 2019

	Price/Mix	Volume	FX	Total
Net revenues	(2)%	(8)%	—%	(10)%
By reportable segment:
Foodservice	(3)%	(13)%	—%	(16)%
Food Merchandising	2%	—%	(1)%	1%
Beverage Merchandising	(2)%	(7)%	—%	(9)%

Net Revenues. Net revenues for the year ended December 31, 2020 decreased by $502 million, or 10%, to $4,689 million compared to the year ended December 31, 2019. The decrease was primarily due to lower sales volume in Foodservice and Beverage Merchandising, largely due to the unfavorable impact from the COVID-19 pandemic, as well as lower pricing, mainly due to lower raw material costs passed through to customers and an unfavorable impact from foreign currency.

Cost of Sales. Cost of sales for the year ended December 31, 2020 decreased by $375 million, or 9%, to $3,969 million compared to the year ended December 31, 2019. The decrease was primarily due to lower sales volume and lower raw material costs, partially offset by higher manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2020 increased by $4 million, or 1%, to $470 million compared to the year ended December 31, 2019. The increase was primarily due to higher transaction related costs, partially offset by lower corporate costs.

Goodwill Impairment Charges. Goodwill impairment charges for the year ended December 31, 2020 decreased by $10 million to $6 million compared to the year ended December 31, 2019. The goodwill impairment charges in both years related to our remaining closures business. For additional information, refer to Note 5, Impairment, Restructuring and Other Related Charges, to the Consolidated Financial Statements for additional detail.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the year ended December 31, 2020 decreased by $18 million to $28 million compared to the year ended December 31, 2019. The decrease reflects different initiatives across our businesses. For additional information, refer to Note 5, Impairment, Restructuring and Other Related Charges, to the Consolidated Financial Statements for additional detail.

Other Expense, Net. Other expense, net for the year ended December 31, 2020 increased by $4 million to $33 million compared to the year ended December 31, 2019. The increase was primarily attributable to an increase of $39 million in the related party management fee and an unfavorable change in foreign exchange losses, largely on U.S. dollar cash balances held by entities with a non-U.S. dollar functional currency, partially offset by a $23 million decrease in losses on sale of businesses and other noncurrent assets and an increase in transition service agreement income.

Non-operating Income (Expense), Net. Non-operating income (expense), net for the year ended December 31, 2020 was $66 million of income compared to $13 million of expense for the year ended December 31, 2019. The change was primarily due to a decrease in interest cost on benefit plans, largely as a result of a decrease in interest rates, and an increase in the expected return on our pension plan assets.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2020 decreased by $62 million, or 14%, to $371 million, compared to the year ended December 31, 2019. The decrease was primarily due to our various repayments of our debt which decreased the related interest expense, partially offset by $63 million loss on the extinguishment of debt. For additional information, refer to Note 10, Debt to the Consolidated Financial Statements.

Income Tax Benefit (Expense). During the year ended December 31, 2020, we recognized tax benefit of $112 million on a loss from continuing operations before tax of $122 million, compared to a tax expense of $84 million on a loss from continuing operations before tax of $156 million for the year ended December 31, 2019. The effective tax rate during the year ended December 31, 2020 was primarily attributable to the release of valuation allowances, mainly in relation to the deductibility of deferred interest deductions, and a benefit related to the carryback of the 2019 U.S. federal taxable loss to a 35% tax rate year pursuant to the CARES Act. The effective tax rate during the year ended December 31, 2019 was primarily attributable to additional valuation allowances, mainly in relation to the deductibility of deferred interest deductions, and the mix of book income and losses among the jurisdictions in which we operate, offset by a discrete benefit as a result of filing amended returns to claim a foreign tax credit in lieu of a foreign tax deduction.

(Loss) Income from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes for the year ended December 31, 2020 changed by $345 million, resulting in a loss of $15 million compared to the year ended December 31, 2019. The year ended December 31, 2020 included approximately one month of results of our former RCP segment and eight and half months of results of our former Graham Packaging segment, while the results for the year ended December 31, 2019 included all of the results of our former RCP, closures and Graham Packaging segments. Refer to Note 3, Discontinued Operations, to the Consolidated Financial Statements for additional details.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the year ended December 31, 2020 decreased by $76 million, or 11%, to $615 million compared to the year ended December 31, 2019. The decrease was primarily due to lower sales volume due to the impact of the COVID-19 pandemic, lower pricing and higher manufacturing costs. These items were partially offset by favorable material costs, net of lower costs passed through to customers and lower corporate costs.

Segment Information

Foodservice

Total Segment Net Revenues. Foodservice total segment net revenues for the year ended December 31, 2020 decreased by $349 million, or 16%, to $1,811 million compared to the year ended December 31, 2019. The decrease was primarily due to lower sales volume due to market contraction from the impact of the COVID-19 pandemic, as well as lower pricing primarily due to lower raw material costs passed through to customers.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the year ended December 31, 2020 decreased by $95 million, or 28%, to $241 million compared to the year ended December 31, 2019. The decrease was primarily due to lower sales volume due to the impact of the COVID-19 pandemic and higher manufacturing costs due to measures put in place to continue to operate during the pandemic and lower production. These items were partially offset by lower logistics costs due to lower sales volume and favorable freight rates.

Food Merchandising

Total Segment Net Revenues. Food Merchandising total segment net revenues for the year ended December 31, 2020 increased by $8 million, or 1%, to $1,396 million compared to the year ended December 31, 2019. The increase was primarily due to favorable pricing, partially offset by lower costs passed through to customers and an unfavorable foreign currency impact.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the year ended December 31, 2020 increased $29 million, or 13%, to $252 million compared to the year ended December 31, 2019. The increase was primarily due to favorable material costs, net of lower costs passed through to customers and higher pricing, partially offset by higher manufacturing costs and an unfavorable foreign currency impact.

Beverage Merchandising

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the year ended December 31, 2020 decreased by $137 million, or 9%, to $1,469 million compared to the year ended December 31, 2019. The decrease was primarily due to lower sales volume and lower pricing due to the impact of the COVID-19 pandemic.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the year ended December 31, 2020 decreased by $48 million, or 24%, to $148 million compared to the year ended December 31, 2019. The decrease was primarily due to increased manufacturing costs due to production inefficiencies and higher costs, as well as lower pricing and lower sales volume due to the impact of the COVID-19 pandemic. These items were partially offset by lower raw material costs, driven by wood supply as markets have returned to historical normalized levels from prior year weather-related increases and lower employee-related expenses.

2019 Compared with 2018

Reportable Segment Net Revenue and Adjusted EBITDA

(In millions, except for %)	Foodservice	Food Merchandising	Beverage Merchandising
Net revenues
2019	$2,160	$1,388	$1,606
2018	$2,137	$1,419	$1,603
Change	$23	$(31)	$3
% Change	1%	(2)%	—%
Adjusted EBITDA
2019	$336	$223	$196
2018	$318	$231	$231
Change	$18	$(8)	$(35)
% Change	6%	(3)%	(15)%

Consolidated Results

	Year Ended December 31,
(In millions, except for %)	2019	% of revenue	2018	% of revenue	Change	% change
Net revenues	$5,191	100%	$5,308	100%	$(117)	(2)%
Cost of sales	(4,344)	(84)%	(4,464)	(84)%	120	3%
Gross profit	847	16%	844	16%	3	—%
Selling, general and administrative expenses	(466)	(9)%	(394)	(7)%	(72)	(18)%
Goodwill impairment charges	(16)	—%	—	—%	(16)	NM
Restructuring, asset impairment and other related charges	(46)	(1)%	(18)	—%	(28)	NM
Other expense, net	(29)	(1)%	(15)	—%	(14)	(93)%
Operating income from continuing operations	290	6%	417	8%	(127)	(30)%
Non-operating (expense) income, net	(13)	—%	41	1%	(54)	NM
Interest expense, net	(433)	(8)%	(414)	(8)%	(19)	(5)%
(Loss) income from continuing operations before tax	(156)	(3)%	44	1%	(200)	NM
Income tax (expense) benefit	(84)	(2)%	20	—%	(104)	NM
Net (loss) income from continuing operations	(240)	(5)%	64	1%	(304)	NM
Income from discontinued operations, net of income taxes	330		217		113
Net income	$90		$281		$(191)
Adjusted EBITDA from continuing operations(1)	$691	13%	$737	14%	$(46)	(6)%

NM indicates that the calculation is not meaningful.

(1)

Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to “Discussion and Analysis of Historical Results, Adjusted EBITDA from continuing operations,” including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for 2019 Compared with 2018

	Price/Mix	Volume	Dispositions	FX	Total
Net revenues	—%	(1)%	(1)%	—%	(2)%
By reportable segment:
Foodservice	(2)%	3%	—%	—%	1%
Food Merchandising	1%	(3)%	—%	—%	(2)%
Beverage Merchandising	3%	(2)%	—%	(1)%	—%

Net Revenues. Net revenues for the year ended December 31, 2019 decreased by $117 million, or 2%, to $5,191 million compared to the year ended December 31, 2018. The decrease was primarily due to lower sales volume primarily in Food Merchandising and Beverage Merchandising and the impact of divestitures of non-core businesses.

Cost of Sales. Cost of sales for the year ended December 31, 2019 decreased by $120 million, or 3%, to $4,344 million compared to the year ended December 31, 2018. The decrease was primarily due to lower raw material costs, lower sales volume and the impact of divestitures of non-core businesses, partially offset by higher manufacturing and logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2019 increased by $72 million, or 18%, to $466 million compared to the year ended December 31, 2018. The increase was primarily due to higher employee-related costs of $45 million and a $13 million increase in operational consultancy costs.

Goodwill Impairment Charges. During the year ended December 31, 2019, we recognized a non-cash goodwill impairment charge of $16 million. This impairment arose in relation to our remaining closures business. There was no goodwill impairment during the year ended December 31, 2018.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the year ended December 31, 2019 increased by $28 million to $46 million compared to the year ended December 31, 2018. The increase was primarily due to higher asset impairment charges related to our remaining closures business. For additional information regarding impairment, restructuring and other related charges, refer to Note 5, Impairment, Restructuring and Other Related Charges to the Consolidated Financial Statements.

Other Expense, Net. Other expense, net for the year ended December 31, 2019 increased by $14 million to $29 million compared to the year ended December 31, 2018. The increase is primarily attributable to a $19 million unfavorable change in foreign exchange rates on cash, partially offset by a $4 million favorable change in the loss on sale of investments.

Non-operating (Expense) Income, Net. Non-operating expense, net for the year ended December 31, 2019 changed by $54 million to $13 million, compared to non-operating income, net of $41 million for the year ended December 31, 2018. The change was primarily due to a decrease of $32 million in the expected return on pension plan assets, primarily as a result of a lower fair value of plan assets. In addition, plan settlements increased by $16 million.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2019 increased by $19 million, or 5%, to $433 million compared to the year ended December 31, 2018. The increase was primarily due to an unfavorable change of $23 million in the fair value of an interest rate swap derivative.

Income Tax (Expense) Benefit. We recognized income tax expense of $84 million for the year ended December 31, 2019, on a loss from continuing operations before tax of $156 million, compared to an income tax benefit of $20 million for the year ended December 31, 2018, on income from continuing operations before tax of $44 million. The unusual effective tax rate during the year ended December 31, 2019 was primarily attributable to a $93 million increase in our valuation allowance and the mix of income and losses in the jurisdictions in which we operate. The increase in our valuation allowance was primarily attributable to lower expected future taxable income as a result of the tax-free distribution of RCPI. The unusual effective tax rate during the year ended December 31, 2018 was primarily attributable to a benefit of $46 million from changes in tax rates and $27 million associated with changes in uncertain tax positions, partially offset by the impact of the mix of income and losses in the jurisdictions in which we operate.

Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations, net of income taxes for the year ended December 31, 2019 increased by $113 million, to $330 million compared to the year ended December 31, 2018. Refer to Note 3, Discontinued Operations, to the Consolidated Financial Statements for additional details regarding our discontinued operations.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the year ended December 31, 2019 decreased by $46 million, or 6%, to $691 million compared to the year ended December 31, 2018. The decrease was driven by higher manufacturing, employee-related and logistics costs and lower sales volume, partially offset by favorable raw material costs, net of lower raw material costs passed through to customers.

Segment Information

Foodservice

Total Segment Net Revenues. Foodservice total segment net revenues for the year ended December 31, 2019 increased by $23 million, or 1%, to $2,160 million compared to the year ended December 31, 2018. The increase was primarily due to higher volume across all sales channels, except to foodservice distributors which declined slightly, partially offset by lower pricing primarily due to lower raw material costs passed through to customers.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the year ended December 31, 2019 increased $18 million, or 6%, to $336 million compared to the year ended December 31, 2018. The increase was primarily due to favorable raw material costs, net of lower costs passed through to customers, higher sales volume and favorable manufacturing costs partially offset by increased employee-related expenses and higher logistics costs.

Food Merchandising

Total Segment Net Revenues. Food Merchandising total segment net revenues for the year ended December 31, 2019 decreased by $31 million, or 2%, to $1,388 million compared to the year ended December 31, 2018. The decrease was primarily due to lower volume, primarily to retail distributors, partially offset by favorable pricing, net of the impact of product mix.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the year ended December 31, 2019 decreased by $8 million, or 3%, to $223 million compared to the year ended December 31, 2018. The decrease was primarily due to increased manufacturing costs and higher employee-related costs, partially offset by favorable raw material costs, net of lower costs passed through to customers.

Beverage Merchandising

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the year ended December 31, 2019 increased by $3 million, to $1,606 million compared to the year ended December 31, 2018. The increase was primarily due to higher pricing in liquid paper board and paper products, partially offset by lower sales volume.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the year ended December 31, 2019 decreased $35 million, or 15%, to $196 million compared to the year ended December 31, 2018. The decrease was due to higher manufacturing costs from production inefficiencies, higher raw material costs and higher employee-related costs, partially offset by higher pricing to customers.

Liquidity and Capital Resources

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our stockholders. Our operating cash flows, existing cash balances and available capacity under our revolving credit facility are our primary sources of liquidity and are expected to be used for, among other things, capital expenditures necessary to complete our Strategic Investment Program, payment of interest and principal on our long-term debt obligations, and distributions to stockholders that require approval by our Board of Directors. Additionally, we may continue to utilize long-term debt issuances for our funding requirements. While we may need additional financing to support our business and pursue our growth strategy, we currently do not expect any negative effects to our funding sources that would have a material effect on our liquidity.

Cash provided by operating activities:

Net cash from operating activities decreased by $643 million to $253 million for the year ended December 31, 2020 compared to $896 million for the year ended December 31, 2019. The decrease was primarily driven by the distribution of two of our former segments, as these discontinued operations contributed $175 million and $738 million of cash provided by operating activities for the years ended December 31, 2020 and 2019, respectively. Our cash contributions to our employee benefit plans increased by $123 million to $128 million for the year ended December 31, 2020 as compared to $5 million in the year ended December 31, 2019.

Net cash from operating activities decreased by $67 million to $896 million for the year ended December 31, 2019 compared to $963 million for the year ended December 31, 2018. The decrease was driven by unfavorable changes in working capital, driven by lower accounts payable due to the timing of payments, partially offset by lower inventories and accounts receivable due to initiatives to decrease inventory levels and improve accounts receivable turnover. This unfavorable change in working capital was partially offset by $45 million of lower cash tax payments, net of refunds. Discontinued operations contributed $738 million and $735 million of cash provided by operating activities for the years ended December 31, 2019 and 2018, respectively.

Cash used in investing activities:

Net cash used in investing activities increased by $350 million to $354 million for the year ended December 31, 2020, compared to $4 million for the year ended December 31, 2019. The increase in cash used in investing activities was primarily due to the cash received, net of cash disposed, from the disposal of businesses during the year ended December 31, 2019 of $597 million partially offset by lower capital expenditures. During the year ended December 31, 2020, cash outflows for the acquisition of property, plant and equipment and intangible assets decreased to $410 million compared to $629 million during the year ended December 31, 2019. Cash used in investing activities in 2020 and 2019 include $122 million and $308 million, respectively, related to discontinued operations.

During the year ended December 31, 2020, 2019 and 2018, we invested $110 million, $166 million and $208 million, respectively, on our Strategic Investment Program.

Net cash used in investing activities decreased by $449 million to $4 million for the year ended December 31, 2019, compared to $453 million for the year ended December 31, 2018. The reduction in cash used in investing activities was primarily due to the cash received, net of cash disposed, from the disposal of businesses during the year ended December 31, 2019 of $597 million from the sale of our discontinued closures businesses, partially offset by an increase of $37 million in acquisitions of property, plant and equipment. During the year ended December 31, 2019, cash outflows for the acquisition of property, plant and equipment and intangible assets increased to $629 million compared to $592 million during the year ended December 31, 2018. The increase in capital expenditures reflects our continued investment in automation, digital manufacturing, an integrated supply chain model and our plants. Cash used in investing activities in 2019 and 2018 include $308 million and $209 million, respectively, related to discontinued operations.

Cash used in financing activities:

Net cash used in financing activities increased by $327 million to $711 million for the year ended December 31, 2020 compared to $384 million for the year ended December 31, 2019. The increase in cash used in financing activities was primarily attributable to additional repayments of borrowings using cash on hand, proceeds from RCP and GPC prior to their distribution and proceeds from our initial public stock offering. During the year ended December 31, 2020, we repaid $8,944 million of outstanding borrowings and received $7,861 million of proceeds from new borrowings primarily attributable to the incurrences of debt by RPC and GPC prior to their distributions. Additionally, we received $569 million of net proceeds related to our IPO.

Net cash used in financing activities increased by $24 million to $384 million for the year ended December 31, 2019 compared to $360 million for the year ended December 31, 2018. The increase in cash used in financing activities was primarily attributable to additional voluntary repayments of borrowings using cash on hand. During the year ended December 31, 2019 we repaid $345 million of our 6.875% senior secured notes due 2021, compared to a repayment of $300 million of the 6.875% senior secured notes due 2021 during the year ended December 31, 2018.

Dividends

On February 4, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on February 24, 2021 to stockholders of record on February 14, 2021.

Our Credit Agreement limits availability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Debt and Liquidity:

As of December 31, 2020, we had $4,004 million of total principal amount of borrowings. Refer to Note 10, Debt, to the Consolidated Financial Statements for details of our recent repayments, debt issuances and maturities. The nature and amount of our long-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. See Risk Factors — Risks Relating to Our Business and Industry—We have significant debt, which could adversely affect our financial condition and ability to operate our business.

On January 16, 2021, we issued a redemption notice to redeem the remaining $59 million aggregate principal amount of the 5.125% Notes at a price of 101.281%. The redemption payment, plus accrued and unpaid interest, occurred on February 16, 2021 utilizing existing cash on hand.

Our 2021 annual cash interest obligations on our borrowings, including borrowings that have been repaid, are expected to be approximately $160 million. As of December 31, 2020, the underlying one month LIBO rate for amounts under our Credit Agreement was 0.15%.

As of December 31, 2020, we had $458 million of cash and cash equivalents on hand and $207 million available for drawing under our revolving credit facility. We believe that our existing cash resources, projected cash flows generated from operations together with our borrowing availability under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next 12 months. Our next significant near term maturity of borrowings is $1,207 million of U.S. term loans due in February 2023. We also have our first quarterly amortization principal payment of $3 million on our new term loan tranche due in March 2021. We currently anticipate incurring approximately $305 million of capital expenditures during fiscal year 2021. We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

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

Under the indenture governing the notes, we may incur additional indebtedness either by satisfying certain incurrence tests or by incurring such additional indebtedness under certain specific categories of permitted debt. Indebtedness may be incurred under the incurrence tests if the fixed charge coverage ratio is at least 2.00 to 1.00 on a pro forma basis and the liens securing first lien secured indebtedness do not exceed a 4.10 to 1.00 consolidated secured first lien leverage ratio.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020.

(In millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term debt(1)	$4,797	$175	$1,580	$543	$2,499
Operating lease liabilities (2)	326	73	117	70	66
Contributions for other post-employment benefit obligations	53	3	6	6	38
Unconditional capital expenditure obligations	89	89	—	—	—
Total contractual obligations	$5,265	$340	$1,703	$619	$2,603

(1)	Total obligations for long-term debt consist of the principal amounts and fixed and floating rate interest obligations.
(2)	Total repayments of operating leases exclude short-term leases which were not significant in the aggregate.

As of December 31, 2020, our liabilities for pensions and uncertain tax positions totaled $488 million. The ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above. We do not expect to make a contribution to the PEPP during the year ending 2021. Expected contributions during the year ending December 31, 2021 for all other defined benefit plans are estimated to be $4 million. Future contributions will be dependent on future plan asset returns and interest rates and are highly sensitive to changes.

We are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were made in 2018, 2019, 2020 or will be due in 2021 for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

Other than short-term leases entered into in the normal course of business, we have no material off-balance sheet obligations.

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. Estimates and assumptions are used for, but not limited to: (i) reserves for employee benefits and benefit plan assumptions; (ii) long-lived and indefinite-lived asset valuations, impairment and recoverability assessments; (iii) depreciable lives of assets and useful lives of intangible assets; and (iv) income tax reserves and valuation allowances. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

The most critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations and require us to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. Our most critical accounting policies and estimates are related to our defined benefit pension plans, goodwill and indefinite-lived intangible assets, other long-lived assets and income taxes. A summary of our significant accounting policies and use of estimates is contained in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

Employee Benefit Plans—Defined benefit retirement plans

We have several non-contributory defined benefit retirement plans. Our defined benefit pension obligations are concentrated in the PEPP, which, as of December 31, 2020, represented 99% of our defined benefit plan liability. We assumed this plan in a business combination in 2010. As a result, while persons who are not current employees do not accrue benefits under this plan, the total number of beneficiaries covered by this plan is much larger than if it only provided benefits to our current and retired employees.

We measure changes in funded status using actuarial models which utilize an attribution approach that generally spreads individual events either over the estimated service lives of the remaining employees in the plan or, for plans where participants will not earn additional benefits by rendering future service, over the plan participants’ estimated remaining lives.

Net pension and postretirement benefit income or expense is actuarially determined using assumptions which include expected long term rates of return on plan assets, discount rates and mortality rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. While we believe that our assumptions are reasonable and appropriate, significant differences in actual experience or inaccuracies in assumptions may materially affect our benefit plan obligations and future benefit plan expense.

The discount rates utilized to measure the pension obligations use the yield on corporate bonds that are denominated in the currency in which the benefits will be paid, that have maturity dates approximating the terms of our obligations and are based on the yield on high-quality bonds. Our largest U.S. plan benefit obligation is highly sensitive to changes in the discount rate. While we do not anticipate further changes in the 2020 assumptions for our pension obligations, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our benefit plans:

	As of December 31, 2020
	Fifty-Basis-Point
	Increase	Decrease
	(In millions)
Effect of change in discount rate on defined benefit obligation	$(231)	$254
Effect of change in discount rate on pension cost	15	(17)
Effect of change in expected rate of return on plan assets on pension cost	(20)	20

Goodwill and Indefinite-Lived Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. We may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Goodwill

Our reporting units for goodwill impairment testing purposes are Foodservice, Food Merchandising, Beverage Merchandising and the remaining components of our former closures business. As part of the accounting for classifying a portion of our remaining components of our former closures business as held for sale during the third quarter of 2020, we determined that the remaining goodwill related to this reporting unit was fully impaired. See Note 4, Assets and Liabilities Held for Sale, to the Consolidated Financial Statements for additional details. No other instances of impairment were identified during the 2020 annual impairment review. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values. In the past, we have recognized impairment charges in respect of other businesses which we no longer own as well as an impairment charge of $16 million during the year ended December 31, 2019 in relation to the reporting unit comprised of the remaining components of our former closures business. While there was no impairment of goodwill recognized as a result of the 2020 annual impairment test, a reasonably possible unexpected deterioration in financial performance may result in an additional impairment charge.

In our evaluation of goodwill impairment, we may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  As part of this assessment, we consider various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting units’ actual results compared to projected results.  We may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative calculation in Step 1, where we compare the estimated fair value of each reporting unit to its carrying value.  If the estimated fair value of any reporting unit is less than its carrying value, an impairment charge would be recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist primarily of certain trademarks. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed we use a relief from royalty computation under the income approach to estimate the fair value of our trademarks. This approach requires significant judgments in determining (i) the estimated future revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the 2020 annual impairment review in respect of the trademark assets attributable to our segments. Each of our indefinite-lived intangible assets had fair values that significantly exceeded their recorded carrying values.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. Our impairment review requires significant management judgment, including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. We review business plans for possible impairment indicators. Impairment occurs when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s carrying value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement.

Income Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of an international business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise from examinations in various jurisdictions and assumptions and estimates used in evaluating the need for a valuation allowance.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets have in the past materially impacted our reported tax expense, and future changes in expectations could materially impact income tax expense in future periods. One of our largest deferred tax assets is generated from book to tax differences related to the treatment of interest expense, for which the deductibility for tax purposes is deferred. The future recoverability of this deferred tax asset is based on forecasted taxable income which includes the reversal of existing taxable temporary differences.

We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our tax liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. For those positions that meet the recognition criteria, the second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized. We believe our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that our view as to the outcome of these matters changes, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, is included in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are subject to risks from adverse fluctuations in interest and foreign currency exchange rates and commodity prices. We manage these risks through a combination of an appropriate mix between variable rate and fixed rate borrowings, interest rate swaps and natural offsets of foreign currency receipts and payments, supplemented by forward foreign currency exchange contracts and commodity derivatives. Derivative contracts are not used for trading or speculative purposes. The extent to which we use derivative instruments is dependent upon our access to them in the financial markets, the costs associated with entering into such arrangements and our use of other risk management methods, such as netting exposures for foreign currency exchange risk and establishing sales arrangements that permit the pass-through of changes in commodity prices to customers. Our objective in managing our exposure to market risk is to limit the impact on earnings and cash flow.

Interest Rate Risk

We had significant debt commitments outstanding as of December 31, 2020. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Our interest rate risk arises primarily on significant borrowings that are denominated in U.S. dollars drawn under our Credit Agreement. The Credit Agreement included interest rate floors of 0.0% per annum on the term loans and the revolving loan.

The underlying rates for our Credit Agreement are the one-month LIBOR, and as of December 31, 2020 the applicable rates were 2.90% for Term Loans Tranche B-1 and 3.40% for Term Loans Tranche B-2. Based on our outstanding debt commitments as of December 31, 2020, a one-year timeframe and all other variables remaining constant, a 100 basis point increase in interest rates would result in a $25 million increase in interest expense on the term loan under our Credit Agreement. A 100 basis point decrease in interest rates would result in a $4 million decrease in interest expense on the term loan under our Credit Agreement.

Interest rates may fluctuate if LIBOR ceases to exist or if new methods of calculating LIBOR will be established. See Risk Factors—Risks Relating to Our Business and Industry—Certain of our long-term indebtedness bears interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to fluctuate or cause other unanticipated consequences.

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

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge residual foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. We had no foreign currency derivative contracts as of December 31, 2020.

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

We enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass through these changes to our customers or (b) fix our input costs for a period. See Note 12, Financial Instruments, to the Consolidated Financial Statements for the details of our commodity derivative contracts as of December 31, 2020.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of December 31, 2020, would have resulted in a change of less than $1 million in the unrealized gain recognized in the consolidated statement of (loss) income, assuming all other variables remain constant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Pactiv Evergreen Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pactiv Evergreen Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Foodservice Reporting Unit

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,760 million as of December 31, 2020 and the goodwill associated with the Foodservice reporting unit was $924 million. Management tests goodwill for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. For certain reporting units, management may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on this qualitative analysis, if management determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed. For the Foodservice reporting unit, management performed a Step 1 quantitative analysis to compare the reporting unit’s fair value to its carrying value. The estimated fair value was calculated by management using an income approach based on a discounted cash flow model, using key assumptions of a long-term revenue growth rate and a discount rate. Estimating the fair value of individual reporting units requires management to make assumptions and estimates regarding future plans and industry and economic conditions.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Foodservice reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the reporting unit; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and long-term revenue growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included (i) testing management’s process for determining the fair value estimate of the Foodservice reporting unit; (ii) evaluating the appropriateness of management’s discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate and long-term revenue growth rate. Evaluating management’s assumptions related to the discount rate and long-term revenue growth rate involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the (i) discounted cash flow model and (ii) discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2021

We have served as the Company's auditor since 2009.

Pactiv Evergreen Inc.

Consolidated Statements of (Loss) Income

For the Years Ended December 31

(in millions, except per share amounts)

	2020	2019	2018
Net revenues	$4,689	$5,191	$5,308
Cost of sales	(3,969)	(4,344)	(4,464)
Gross profit	720	847	844
Selling, general and administrative expenses	(470)	(466)	(394)
Goodwill impairment charges	(6)	(16)	—
Restructuring, asset impairment and other related charges	(28)	(46)	(18)
Other expense, net	(33)	(29)	(15)
Operating income from continuing operations	183	290	417
Non-operating income (expense), net	66	(13)	41
Interest expense, net	(371)	(433)	(414)
(Loss) income from continuing operations before tax	(122)	(156)	44
Income tax benefit (expense)	112	(84)	20
Net (loss) income from continuing operations	(10)	(240)	64
(Loss) Income from discontinued operations, net of income taxes	(15)	330	217
Net (loss) income	(25)	90	281
Net (income) loss attributable to non-controlling interests	(2)	1	(2)
Net (loss) income attributable to Pactiv Evergreen Inc. common stockholders	$(27)	$91	$279
(Loss) Earnings per share attributable to Pactiv Evergreen Inc. common stockholders:
From continuing operations
Basic	$(0.08)	$(1.78)	$0.46
Diluted	$(0.08)	$(1.78)	$0.46
From discontinued operations
Basic	$(0.10)	$2.46	$1.62
Diluted	$(0.10)	$2.46	$1.62
Total
Basic	$(0.18)	$0.68	$2.08
Diluted	$(0.18)	$0.68	$2.08

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31

(in millions)

	2020	2019	2018
Net (loss) income	$(25)	$90	$281
Other comprehensive income (loss), net of income taxes:
Currency translation adjustments	(8)	88	(40)
Defined benefit plans	16	124	(52)
Other comprehensive income (loss)	8	212	(92)
Comprehensive (loss) income	(17)	302	189
Comprehensive (income) loss attributable to non-controlling interests	(2)	1	(2)
Comprehensive (loss) income attributable to Pactiv Evergreen Inc. common stockholders	$(19)	$303	$187

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Balance Sheets

As of December 31

(in millions, except per share data)

	2020	2019
Assets
Cash and cash equivalents	$458	$1,155
Accounts receivable, less allowances for doubtful accounts of $3 and $4	375	445
Related party receivables	55	—
Inventories	784	753
Other current assets	175	119
Assets held for sale or distribution	26	1,232
Total current assets	1,873	3,704
Property, plant and equipment, net	1,685	1,703
Operating lease right-of-use assets, net	260	191
Goodwill	1,760	1,766
Intangible assets, net	1,092	1,147
Deferred income taxes	7	21
Related party receivables	—	339
Other noncurrent assets	166	161
Noncurrent assets held for sale or distribution	—	7,143
Total assets	$6,843	$16,175
Liabilities
Accounts payable	$313	$316
Related party payables	10	30
Current portion of long-term debt	15	3,587
Current portion of operating lease liabilities	57	47
Income taxes payable	10	14
Accrued and other current liabilities	322	418
Liabilities held for sale or distribution	12	485
Total current liabilities	739	4,897
Long-term debt	3,965	7,043
Long-term operating lease liabilities	217	157
Deferred income taxes	193	150
Long-term employee benefit obligations	519	730
Other noncurrent liabilities	136	124
Noncurrent liabilities held for sale or distribution	—	992
Total liabilities	$5,769	$14,093
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 177,157,710 and 134,408,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	614	103
Accumulated other comprehensive loss	(349)	(518)
Retained earnings	806	2,494
Total equity attributable to Pactiv Evergreen Inc. common stockholders	1,071	2,079
Non-controlling interests	3	3
Total equity	1,074	2,082
Total liabilities and equity	$6,843	$16,175

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Equity

(in millions)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests	Total Equity
Balance as of December 31, 2017	134.4	$—	$103	$(597)	$2,083	$10	$1,599
Net income	—	—	—	—	279	2	281
Other comprehensive loss, net of income taxes	—	—	—	(92)	—	—	(92)
Dividends paid to non-controlling interests	—	—	—	—	—	(3)	(3)
Balance as of December 31, 2018	134.4	$—	$103	$(689)	$2,362	$9	$1,785
Cumulative impact of adopting ASU 2018-02	—	—	—	(41)	41	—	—
Net income (loss)	—	—	—	—	91	(1)	90
Other comprehensive income, net of income taxes	—	—	—	212	—	—	212
Disposition of non-controlling interest	—	—	—	—	—	(4)	(4)
Dividends paid to non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2019	134.4	$—	$103	$(518)	$2,494	$3	$2,082
Net income (loss)	—	—	—	—	(27)	2	(25)
Other comprehensive income, net of income taxes	—	—	—	8	—	—	8
Forgiveness of related party balances pre IPO	—	—	—	—	(362)	—	(362)
Distribution of Reynolds Consumer Products Inc.	—	—	(32)	(11)	13	—	(30)
Distribution of Graham Packaging Company Inc	—	—	(28)	172	(1,312)	—	(1,168)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	42.8	—	569	—	—	—	569
Stock-based compensation	—	—	2	—	—	—	2
Dividends paid to non-controlling interests	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in millions)

	2020	2019	2018
Cash provided by (used in) operating activities
Net (loss) income	$(25)	$90	$281
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	467	643	653
Deferred income taxes	18	98	(27)
Unrealized losses (gains) on derivatives	(10)	(13)	22
Goodwill impairment charges	6	25	138
Other asset impairment charges	18	106	40
Loss on disposal of businesses and other assets	(10)	42	24
Non-cash portion of employee benefit obligations	(59)	27	(20)
Non-cash portion of operating lease expense	96	108	—
Amortization of OID and DIC	17	20	20
Loss on extinguishment of debt	68	1	5
Other non-cash items, net	21	(3)	(2)
Change in assets and liabilities:
Accounts receivable, net	33	19	(1)
Inventories	(64)	19	(83)
Other current assets	(2)	29	(5)
Accounts payable	32	(118)	48
Operating lease payments	(93)	(106)	—
Income taxes payable	(58)	(53)	32
Accrued and other current liabilities	(80)	(37)	(38)
Other assets and liabilities	6	4	(100)
Employee benefit obligation contributions	(128)	(5)	(24)
Net cash provided by operating activities	253	896	963
Cash provided by (used in) investing activities
Acquisition of property, plant and equipment and intangible assets	(410)	(629)	(592)
Proceeds from sale of property, plant and equipment	48	23	21
Disposal of businesses, net of cash disposed	8	597	118
Proceeds from related party loan repayment	—	5	—
Net cash used in investing activities	(354)	(4)	(453)
Cash provided by (used in) financing activities
Long-term debt proceeds	7,861	—	—
Long-term debt repayments	(8,944)	(381)	(352)
Deferred financing transaction costs on long-term debt	(49)	—	—
Net proceeds from issue of share capital	569	—	—
Premium on redemption of long-term debt	(34)	—	(3)
Cash held by Reynolds Consumer Products and Graham Packaging Company at time of distribution	(110)	—	—
Other financing activities	(4)	(3)	(5)
Net cash used in financing activities	(711)	(384)	(360)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	—	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	(826)	508	143
Cash, cash equivalents and restricted cash as of beginning of the year	1,294	786	643
Cash, cash equivalents and restricted cash as of end of the year	$468	$1,294	$786
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$458	$1,155	$659
Cash and cash equivalents classified as assets held for sale or distribution	10	136	124
Restricted cash classified as assets held for sale or distribution	—	3	3
Cash, cash equivalents and restricted cash as of December 31	$468	$1,294	$786
Cash paid (received):
Interest	$413	$619	$619
Income taxes	(21)	98	143

Significant non-cash investing and financing activities

Refer to Note 11, Leases, for details of non-cash additions to operating lease right-of-use assets, net as a result of changes in operating lease liabilities. Refer to Note 18, Related Party Transactions, for details of significant non-cash investing and financing activities with related parties.

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

Note 1. Nature of Operations and Basis of Presentation

The accompanying consolidated financial statements comprise the accounts of Pactiv Evergreen Inc. (“PTVE”) and its subsidiaries (“we”, “us”, “our” or the “Company”). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Prior to the closing of the IPO, we completed the following transactions which resulted in changes to our common stock and issued and outstanding shares:

•

On September 16, 2020, the distribution of all of our shares in Graham Packing Company Inc. (“GPCI”) to Packaging Finance Limited (“PFL”) in consideration for the buy-back of 14,036,726 of our outstanding shares;

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

These transactions have been retrospectively reflected for all years presented.

In the IPO, we sold 41,026,000 shares of common stock at a public offering price of $14.00 per share, with net proceeds of $546 million. On October 20, 2020, we sold 1,723,710 shares of common stock to the underwriters pursuant to their option to purchase additional shares at the public offering price of $14.00 per share, with net proceeds of $23 million.

Unless otherwise indicated, information in these notes to the consolidated financial statements relates to our continuing operations. Certain of our operations have been presented as discontinued. We present businesses that represent components as discontinued operations when the components either meet the criteria as held for sale or are sold or distributed, and their expected or actual disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. As discussed in Note 3, Discontinued Operations, the assets, liabilities, results of operations and supplemental cash flow information of substantially all of our Closures business, sold in December 2019, all of our former Reynolds Consumer Products ("RCP") segment, distributed in February 2020, and all of our former Graham Packaging ("GPC") segment, distributed in September 2020, are presented as discontinued operations for all years presented. Sales from our continuing operations to our discontinued operations previously eliminated in consolidation have been recast as external revenues and are included in net revenues within operating income from continuing operations. Refer to Note 18, Related Party Transactions for additional details.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and balance sheet. Among other effects, such changes could result in future impairments of goodwill, intangibles and long-lived assets, and adjustments to reserves for employee benefits and income taxes.

For example, the worldwide COVID-19 pandemic has had, and could continue to have, a significant impact on our results of operations, and it may also have additional far-reaching impacts on many aspects of our operations including the impact on customer behaviors, business and manufacturing operations, our employees, and the market in general. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations, cash flows and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the pandemic, actions taken to contain the virus, as well as, how quickly and to what extent normal economic and operating conditions resume.

Foreign Operations

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. We translate the results of operations of our subsidiaries with functional currencies other than the U.S. dollar using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity within accumulated other comprehensive loss and transaction gains and losses in other expense, net in our consolidated statements of (loss) income. Foreign currency translation balances reported within accumulated other comprehensive loss are recognized in the consolidated statements of (loss) income when the operation is disposed of or substantially liquidated.

Variable Interest Entities

Variable interest entities (“VIEs”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns. VIEs must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (a) the power to direct activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. To determine a VIE’s primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE’s economic performance and determine whether we, or another party, has the power to direct those activities.

Until termination of our $450 million securitization facility (the “Securitization Facility”) in July 2020, we had a variable interest in one VIE related to our non-recourse factoring arrangements in which receivables were sold from certain of our operations to a special purpose trust (“SPE”) in exchange for cash. We were the sole beneficiary of the SPE. The SPE was considered to be a VIE and we were its primary beneficiary as we had the power to direct its activities and the right to receive its benefits. Prior to July 2020, we consolidated the results, assets and liabilities of this SPE for all years presented in these consolidated financial statements. As a result of consolidating the SPE, we continued to recognize the trade receivables and external borrowings of this entity with carrying values of $789 million (including $469 million presented within assets held for sale or distribution) and $420 million, respectively, as of December 31, 2019. The obligations of the SPE were non-recourse to us and only the assets of the SPE could be used to settle those obligations. For more information regarding the Securitization Facility, refer to Note 10, Debt.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and primarily include trade receivables. No single customer comprised more than 10% of our consolidated net revenues in 2020, 2019 or 2018. Specific customer provisions are made when a review of outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and our historical collection experience.

Inventories

Inventories include raw materials, supplies, direct labor and manufacturing overhead associated with production and are stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. In evaluating net realizable value, appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years and buildings and building improvements over periods ranging from 7 to 44 years. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When assets are retired or disposed, the cost and accumulated depreciation are eliminated and the resulting profit or loss is recognized in cost of sales in our results of operations.

Long-Lived Assets

Finite-lived intangible assets, which primarily consist of customer relationships, are stated at historical cost and amortized using the straight-line method (which reflects the pattern of how the assets’ economic benefits are consumed) over the assets’ estimated useful lives which range from 9 to 20 years.

We assess potential impairments to our long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In those circumstances, we perform an undiscounted cash flow analysis to determine if an impairment exists. When testing for asset impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows or using a capitalization of earnings methodology. Long-lived assets which are part of a disposal group are presented as held for sale and are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

Goodwill and Indefinite-Lived Intangible Assets

We test goodwill for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. For certain reporting units, we may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of this assessment, we consider various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting units’ actual results compared to projected results. Based on this qualitative analysis, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed. For the remaining reporting units, we perform a Step 1 impairment analysis to compare each reporting unit’s fair value to its carrying value. We determine estimated fair value using an income approach based on a discounted cash flow model. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.

Our indefinite-lived intangible assets consist primarily of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using the relief-from-royalty method, using key assumptions including planned revenue growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value.

Revenue Recognition

Our revenues are primarily derived from the sale of packaging products to customers. Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration we expect to receive. We consider the promise to transfer products to be our sole performance obligation. If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to receive in exchange for transferring the promised goods to the customer using an expected value method. Our main sources of variable consideration are customer rebates and cash discounts. We base these estimates on anticipated performance and our best judgment at the time to the extent that it is probable that a significant reversal of revenue recognized will not occur. Estimates are monitored and adjusted each period until the incentives are realized. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.

Generally, our revenue is recognized at the time of shipment, when title and risk of loss pass to the customer. A small number of our contracts are for sales of products which are customer specific and cannot be repurposed. Revenue for these products is recognized over time based on costs incurred plus a reasonable profit. This revenue represents approximately 2% of our net revenues and has a relatively short period of time between the goods being manufactured and shipped to customers. Shipping and handling fees billed to a customer are recorded on a gross basis in net revenues with the corresponding shipping and handling costs included in cost of sales in the concurrent period as the revenue is recorded. Any taxes collected on behalf of government authorities are excluded from net revenues. We do not receive non-cash consideration for the sale of goods nor do we grant payment financing terms greater than one year. We do not incur any significant costs to obtain a contract.

We consider purchase orders, which in some cases are governed by master supply agreements, to be the contracts with a customer. Key sales terms, such as pricing and quantities ordered, are established frequently, so most customer arrangements and related sales incentives have a duration of one year or shorter. We generally do not have any unbilled receivables at the end of a period.

See Note 21, Segment Information, for information regarding the disaggregation of revenue by products and geography.

Restructuring Costs

We incur restructuring costs when we take action to exit or significantly curtail a part of our operations or change the deployment of assets or personnel. A restructuring charge can consist of an impairment of affected assets, severance costs associated with reductions to our workforce, costs to terminate an operating lease or contract and charges for legal obligations from which no future benefit will be derived. Such restructuring activities are recorded when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management or when termination benefits are communicated. The accrual of both severance and exit costs requires the use of estimates. Though we believe that our estimates accurately reflect the anticipated costs, actual results may be different from the original estimated amounts.

Leases

We determine if an arrangement is a lease or a service contract at inception. Where an arrangement is a lease we determine if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified, we re-evaluate our classification. We have no significant finance leases.

Beginning January 1, 2019, at lease commencement, we record a lease liability and corresponding right-of-use (“ROU”) asset in accordance with ASC 842 Leases. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We have elected to include lease and non-lease components in determining our lease liability for all leased assets. Non-lease components are generally services that the lessor provides for the entity associated with the leased asset. For those leases with payments based on an index, the lease liability is determined using the index at lease commencement. Lease payments based on increases in the index subsequent to lease commencement are recognized as variable lease expense as they occur. The present value of our lease liability is determined using our incremental borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are generally recognized in an amount equal to the lease liability. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to earnings in a manner that results in a straight-line expense recognition in our consolidated statements of (loss) income. A ROU asset and lease liability are not recognized for leases with an initial term of 12 months or less and we recognize lease expense for these leases on a straight-line basis over the lease term. All operating lease cash payments are recorded within cash flows from operating activities in the consolidated statements of cash flows. We test ROU assets for impairment whenever events or changes in circumstance indicate that the asset may be impaired. Our lease agreements do not include significant restrictions, covenants or residual value guarantees.

Prior to January 1, 2019 we classified leases at the inception date, or upon modification, as either an operating lease or a capital lease in accordance with ASC 840 Leases. Our lease portfolio consisted primarily of operating leases of which rental payments were expensed on a straight-line basis over their respective lease term.

Employee Benefit Plans

We record annual income and expense amounts relating to our defined benefit pension plans and other post-employment benefit (“OPEB”) plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive (loss) income and amortized into non-operating expense, net over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisors. See Note 13, Employee Benefits, for additional details.

Stock based compensation

Stock-based compensation awarded to employees and non-employee directors is valued at fair value on the grant date. Expense for performance-based restricted stock units (“RSUs”) is recognized when it is probable the performance goal will be achieved. Compensation expense is recognized ratably over the requisite service period.

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

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock and the effect of dilutive potential common shares outstanding during the period, calculated using the treasury stock method. Dilutive potential common shares include outstanding RSUs. Performance-based RSUs are considered dilutive when the related performance criterion has been met.

Financial Instruments

We are exposed to interest rate risk related to variable rate borrowings and price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. From time to time we may enter into derivative financial instruments to mitigate certain risks. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

We record derivative financial instruments on a gross basis and at fair value in our consolidated balance sheets in other current assets, other noncurrent assets or accrued and other current liabilities depending on their duration. Cash flows from derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument. Historically, we have not elected to use hedge accounting. Accordingly, any unrealized gains or losses (mark-to-market impacts) and realized gains or losses are recorded in cost of sales, for commodity derivatives, and interest expense, net, for interest rate derivatives, in our consolidated statements of (loss) income.

Income Taxes

Our income tax expense includes amounts payable or refundable for the current year, the effects of deferred taxes and impacts from uncertain tax positions. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of our assets and liabilities, tax loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those differences are expected to reverse.

The realization of certain deferred tax assets is dependent on generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. When assessing the need for a valuation allowance, we consider any carryback potential, future reversals of existing taxable temporary differences (including liabilities for unrecognized tax benefits), future taxable income and tax planning strategies.

We recognize tax benefits in our consolidated financial statements from uncertain tax positions only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon resolution. Future changes related to the expected resolution of uncertain tax positions could affect tax expense in the period when the change occurs.

Fair Value Measurements and Disclosures

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Certain other assets are measured at fair value on a nonrecurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Our assets and liabilities measured at fair value on a recurring basis are presented in Note 12, Financial Instruments. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale or distribution, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts and other receivables, accounts payable, related party payables and accrued and other current liabilities approximate their carrying values due to the short-term nature of these instruments. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

•	Level 1: Valuations based on quoted prices for identical assets and liabilities in active markets.
•

Level 2: Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2019-04, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments - Codification Improvements (Topic 825), ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief (Topic 326), ASU 2019-11, Codification Improvements, Financial Instruments - Credit Losses (Topic 326) and ASU 2020-03, Codification Improvements to Financial Instruments. These ASUs modify the impairment model to use an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses related to financial instruments. These ASUs are effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and require a cumulative effect adjustment to the balance sheet upon adoption. We adopted these standards on January 1, 2020 and they had no material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This ASU is effective for annual reporting years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance on January 1, 2020 and it had no material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for annual reporting years beginning after December 15, 2019, with early adoption permitted. We adopted this standard on January 1, 2020 and it had no material impact on our  consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We early adopted this guidance on January 1, 2020. Certain components of this guidance were adopted on a prospective basis. The remaining components were adopted on a modified retrospective basis and had no material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize an ROU asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. Lessees will classify leases as either operating (resulting in straight-line expense recognition) or finance (resulting in a front-loaded expense pattern). In July 2018, the FASB issued an ASU which allows for an alternative transition approach, which would not require adjustments to comparative prior-year amounts. Topic 842 and all related ASUs are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the new standard on January 1, 2019 on a modified retrospective basis using a simplified transition approach, with no adjustment made to our prior year consolidated financial statements. We elected to apply the package of practical expedients, including not reassessing whether expired or existing contracts contained leases, the classification of those leases and initial direct costs for any existing leases. We also elected to exclude short-term leases (term of 12 months or less) from the balance sheet presentation. The most significant impact from adopting the standard is the initial recognition of ROU assets and operating lease liabilities on our consolidated balance sheet. Upon adoption, we recorded ROU assets (adjusted for prepaid and deferred rent) and operating lease liabilities of $322 million and $331 million, respectively, representing the present value of future lease payments with terms greater than 12 months.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits companies to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive loss as a result of the U.S. Tax Cuts and Jobs Act of 2017. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the standard on January 1, 2019 which resulted in a reclassification of $41 million of income tax benefit from accumulated other comprehensive loss into retained earnings.

Accounting Guidance Issued but Not Yet Adopted as of December 31, 2020

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure - Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU requires sponsors of defined benefit pension or other postretirement plans to provide additional disclosures, including a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period. It also eliminates certain previous disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and must be applied on a retrospective basis to all years presented. The requirements of this guidance are expected to impact our disclosures but have no impact on the measurement and recognition of amounts in our consolidated financial statements.

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

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

Note 3. Discontinued Operations

Our discontinued operations comprise substantially all of our Closures business, all of our former RCP business and all of our former GPC business.

On September 30, 2019, we determined that our North American and Japanese closures businesses met the criteria to be classified as a discontinued operation and, as a result, their historical financial results have been reflected in our consolidated financial statements as a discontinued operation. We ceased recording depreciation and amortization on these assets from September 30, 2019. We did not allocate any general corporate overhead to this discontinued operation. On December 20, 2019, we completed the sale of our North American and Japanese closures businesses to a third party. These operations represented substantially all of our Closures business. We received preliminary cash proceeds of $611 million. In June 2020, the post-closing adjustments were finalized and we received additional cash sale proceeds of $8 million.

On February 4, 2020, we distributed our interest in the operations that represented our former RCP business to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for the IPO of shares of common stock of RCPI ("RCPI IPO"), which was completed on February 4, 2020. To effect the distribution of RCP, we bought back 35,791,985 of our shares from PFL, in consideration of us transferring all of our shares in RCPI to PFL. Upon the distribution of RCPI to PFL, we determined that our former RCP business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results have been reflected in our consolidated financial statements as a discontinued operation and its assets and liabilities have been classified as assets and liabilities held for sale or distribution as of December 31, 2019. We did not allocate any general corporate overhead to this discontinued operation.

Immediately prior to its distribution and the RCPI IPO, RCP incurred $2,475 million of term loan borrowings under its new post IPO credit facilities and $1,168 million of borrowings under an IPO settlement facility, which was subsequently repaid with the net proceeds from the RCPI IPO on February 4, 2020. We have not provided any guarantees or security in relation to RCP's external borrowings. The cash proceeds of the external borrowings, net of transaction costs and original issue discount, along with cash on-hand, were used to settle various intercompany balances between RCP and us.

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

On September 16, 2020, we distributed our interest in the operations that represented our former GPC business to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for our IPO, which was completed on September 21, 2020. To effect the distribution of GPC, we bought back 14,036,726 of our shares from PFL, in consideration of us transferring all of our shares in GPCI to PFL. Upon the distribution of GPCI to PFL, we determined that our former GPC business met the criteria to be classified as a discontinued operation and, as a result, its historical financial results have been reflected in our consolidated financial statements as a discontinued operation and its assets and liabilities have been classified as assets and liabilities held for sale or distribution as of December 31, 2019. We did not allocate any general corporate overhead to this discontinued operation.

The following is a summary of the RCP assets and liabilities distributed on February 4, 2020 and a summary of the GPC assets and liabilities distributed on September 16, 2020:

	RCP	GPC
	As of February 4, 2020	As of September 16, 2020
	(in millions)
Assets
Cash, cash equivalents and restricted cash	$31	$79
Current assets	699	448
Noncurrent assets	3,630	3,461
	$4,360	$3,988
Liabilities
Current liabilities	$1,467	$297
Noncurrent liabilities	2,863	2,523
	$4,330	$2,820
Net assets distributed	$30	$1,168

Income from discontinued operations, which includes the results of GPC through September 16, 2020, the results of RCP through February 4, 2020 and the results of Closures through December 2019 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net revenues	$1,510	$5,074	$5,354
Cost of sales	(1,234)	(3,799)	(4,113)
Gross profit	276	1,275	1,241
Selling, general and administrative expenses	(179)	(563)	(502)
Goodwill impairment charges	—	(9)	(138)
Restructuring, asset impairment and other related charges	(13)	(83)	(39)
Interest expense, net(1)	(54)	(188)	(179)
Other expense, net	(3)	(9)	(33)
Income before income taxes from discontinued operations	27	423	350
Income tax expense	(56)	(63)	(133)
Net (loss) income from discontinued operations, before gain or loss on disposal	(29)	360	217
Gain (loss) on disposal, net of income taxes	14	(30)	—
Net (loss) income from discontinued operations	$(15)	$330	$217

(1)

Includes interest expense and amortization of deferred transaction costs related to debt repaid in conjunction with the distribution of RCP, as well as interest and transaction costs related to debt incurred by GPCI in August 2020; also includes a $5 million loss on extinguishment of debt from the repayment of corporate debt on February 4, 2020.

The (loss) income from discontinued operations includes depreciation and amortization expenses of $178 million, $370 million and $382 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The (loss) income from discontinued operations for the years ended December 31, 2020, 2019 and 2018 includes asset impairment charges of $2 million, $32 million and $29 million, respectively, and restructuring and other related charges of $11 million, $17 million and $6 million, respectively, arising from the ongoing rationalization of GPC's manufacturing footprint, which are included in restructuring, asset impairment and other related charges in the above table.

The income from discontinued operations for the year ended December 31, 2019 includes a goodwill impairment charge of $9 million arising from the assessment of the recoverable amount of goodwill for our closures reporting unit as well as an asset impairment charge of $31 million relating to the write-down of the closures disposal group to its estimated recoverable amount, which is included in restructuring, asset impairment and other related charges in the above table.

We have no significant continuing involvement in relation to the sold North American and Japanese closures businesses or GPC.

Subsequent to February 4, 2020, we continue to trade with RCP in the ordinary course of business. These transactions arise under agreements that expire on December 31, 2024, but may be renewed between the parties at this time. Refer to Note 18, Related Party Transactions.

Assets and liabilities held for sale or distribution in relation to our discontinued operations were as follows:

As of December 31,
2019
(in millions)
Cash and cash equivalents	$136
Accounts receivable, net	489
Inventories	559
Other current assets	48
Total current assets held for sale or distribution	$1,232

Property, plant and equipment, net	$1,309
Operating lease right-of-use assets, net	150
Goodwill	3,173
Intangible assets, net	2,470
Other noncurrent assets	41
Total noncurrent assets held for sale or distribution	$7,143

Accounts payable	$243
Accrued and other current liabilities	242
Total current liabilities held for sale or distribution	$485

Long-term operating lease liabilities	$126
Deferred income taxes	731
Long-term employee benefit obligations	57
Other noncurrent liabilities	78
Total noncurrent liabilities held for sale or distribution	$992

Cash flows from discontinued operations were as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$175	$738	$735
Net cash used in investing activities	(122)	(308)	(209)
Net cash provided by (used in) financing activities	2,441	—	(1)
Net cash flow from discontinued operations	$2,494	$430	$525

Note 4. Assets and Liabilities Held for Sale

During the third quarter of 2020, we committed to a plan to sell the remaining South American closures businesses included in the Other operating segment. During December 2020, we entered into an agreement to sell the businesses which is expected to close during the first quarter 2021, subject to customary closing conditions. As a result, we classified the assets and liabilities of these businesses as held for sale and recognized a pre-tax charge to earnings of $12 million within restructuring, asset impairment and other related charges for the year ended December 31, 2020. See Note 5, Impairment, Restructuring and Other Related Charges, for additional details.

The operations of the South American closures businesses did not meet the criteria to be presented as discontinued operations and are expected to be sold within the next twelve months.

The carrying amounts of the major classes of the South American closures businesses’ assets and liabilities as of December 31, 2020 included the following:

As of December 31, 2020
(in millions)
Cash and cash equivalents	$10
Accounts receivable, net	14
Inventories	4
Other current assets	1
Property, plant and equipment, net	8
Intangible assets, net	1
Held for sale valuation allowance	(12)
Total current assets held for sale or distribution	$26
Accounts payable	$8
Accrued and other current liabilities	2
Other noncurrent liabilities	2
Total current liabilities held for sale or distribution	$12

The South American closures businesses' income from operations before income taxes for the years ended December 31, 2020, 2019 and 2018 were insignificant.

Note 5. Impairment, Restructuring and Other Related Charges

During the year ended December 31, 2020, we recorded the following impairment, restructuring and other related charges:

	Goodwill impairment	Other asset impairment	Employee terminations	Other restructuring charges	Total
	(in millions)
Foodservice	$—	$1	$1	$1	$3
Food Merchandising	—	1	—	—	1
Beverage Merchandising	—	—	1	—	1
Other	6	14	9	—	29
Total	$6	$16	$11	$1	$34

For the year ended December 31, 2020, we recorded non-cash impairment charges of $22 million, primarily comprised of $6 million related to goodwill and a $16 million impairment charge, both in relation to our closures businesses, which are reported within Other. Following these impairments, goodwill was fully impaired and the carrying value of the South American remaining closures businesses were reduced to fair value, as presented in Note 4, Assets and Liabilities Held for Sale. The impairments arose primarily as a result of the strategic decision to sell the South American closure businesses in addition to the negative impact from current market conditions and outlook for the operations of the remaining closures businesses. The estimated recoverable amounts, or fair value, were determined based on a capitalization of earnings methodology, using Adjusted EBITDA expected to be generated multiplied by an earnings multiple. The key assumptions in developing Adjusted EBITDA include management’s assessment of future trends in the industry and are based on both external and internal sources. The forecasted 2021 Adjusted EBITDA for the remaining closures operations was prepared using certain key assumptions including selling prices, sales volumes and costs of raw materials. Earnings multiples reflect recent sale and purchase transactions and comparable company trading multiples in the same industry. These estimates represent a Level 3 measurement in the fair value hierarchy, which includes inputs that are not based on observable market data. For the year ended December 31, 2020, we recorded $11 million in employee termination costs. These charges primarily represent employee termination related to corporate restructuring actions taken after our IPO.

During the year ended December 31, 2019, we recorded the following impairment, restructuring and other related charges:

	Goodwill impairment	Other asset impairment	Employee terminations	Total
	(in millions)
Foodservice	$—	$1	$1	$2
Food Merchandising	—	4	—	4
Other	16	37	3	56
Total	$16	$42	$4	$62

For the year ended December 31, 2019, we recorded non-cash impairment charges of $58 million. Our Foodservice and Food Merchandising segments recorded non-cash impairment charges in the aggregate of $5 million relating to obsolete property, plant and equipment. The aggregate of the remaining carrying values of the assets impaired in Foodservice and Food Merchandising was $1 million. The remaining closures businesses, which are reported in Other, recorded non-cash impairment charges of $53 million, comprising $29 million in respect of property, plant and equipment, $16 million in respect of goodwill, $5 million in respect of operating lease ROU assets and $3 million in respect of customer relationships. Following these impairments, the remaining carrying values of property, plant and equipment, goodwill, operating lease ROU assets and customer relationships were $17 million, $6 million, $3 million and $4 million, respectively. The impairments arose as a result of various commercial dis-synergies triggered by the separation of these remaining businesses from the closures operations that were sold, as discussed in Note 3, Discontinued Operations. The estimated recoverable amounts, or fair value, were determined based on a capitalization of earnings methodology, using Adjusted EBITDA expected to be generated multiplied by an earnings multiple. The key assumptions in developing Adjusted EBITDA include management’s assessment of future trends in the industry and are based on both external and internal sources. The forecasted 2019 Adjusted EBITDA for the remaining closures operations was prepared using certain key assumptions including selling prices, sales volumes and costs of raw materials. Earnings multiples reflect recent sale and purchase transactions and comparable company trading multiples in the same industry. These estimates represent a Level 3 measurement in the fair value hierarchy, which includes inputs that are not based on observable market data. For certain of the remaining closures operations, there is no difference between the carrying value and the recoverable amount. Accordingly, a reasonably possible unexpected deterioration in financial performance or adverse change in the earnings multiple may result in a further impairment of goodwill.

We also recorded restructuring charges of $4 million for employee termination costs. These charges primarily related to additional termination costs for residual operations in South America and are reported in Other.

During the year ended December 31, 2018, we recorded the following impairment, restructuring and other related charges:

	Other asset impairment	Employee terminations	Other restructuring charges	Total
	(in millions)
Foodservice	$6	$—	$—	$6
Food Merchandising	1	—	1	2
Other	4	5	1	10
Total	$11	$5	$2	$18

For the year ended December 31, 2018, we recorded non-cash impairment charges of $11 million. Our Foodservice and Food Merchandising segments recorded non-cash impairment charges in the aggregate of $7 million relating to obsolete property, plant and equipment. The non-cash impairment charge of $4 million in Other was primarily associated with the disposal of an operation in Argentina. The aggregate of the remaining carrying value of the assets impaired at Foodservice, Food Merchandising and the disposal group was less than $1 million.

For the year ended December 31, 2018, we recorded restructuring charges of $5 million for employee termination costs. These charges primarily represent additional employee termination costs for residual operations in South America.

The following tables summarize the changes to our restructuring liability for the years ended December 31, 2020 and 2019:

	December 31, 2019	Charges to earnings	Cash paid	December 31, 2020
	(in millions)
Employee termination costs	$1	$11	$(5)	$7
Total	$1	$11	$(5)	$7

	December 31, 2018	Charges to earnings	Cash paid	December 31, 2019
	(in millions)
Employee termination costs	$2	$4	$(5)	$1
Total	$2	$4	$(5)	$1

We expect to settle our restructuring liability within twelve months.

Note 6. Inventories

The components of inventories consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Raw materials	$180	$168
Work in progress	108	106
Finished goods	410	397
Spare parts	86	82
Inventories	$784	$753

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Land and land improvements	$87	$92
Buildings and building improvements	532	551
Machinery and equipment	3,148	2,973
Construction in progress	191	204
Property, plant and equipment, at cost	3,958	3,820
Less: accumulated depreciation	(2,273)	(2,117)
Property, plant and equipment, net	$1,685	$1,703

Depreciation expense related to property, plant and equipment was recognized in the following components in the consolidated statements of (loss) income:

	For the Year Ended December 31,
	2020	2019	2018
	(in millions)
Cost of sales	$213	$201	$197
Selling, general and administrative expenses	22	16	17
Total depreciation expense	$235	$217	$214

In October 2020, the Company completed a sale-leaseback transaction related to our corporate office building resulting in a $3 million gain on sale of assets which was recorded within Other expense, net for the year ended December 31, 2020.

Note 8. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Other	Total
	(in millions)
Balance as of December 31, 2018	$924	$770	$66	$24	$1,784
Dispositions	—	—	—	(2)	(2)
Impairment	—	—	—	(16)	(16)
Balance as of December 31, 2019	$924	$770	$66	$6	$1,766
Accumulated impairment losses	$—	$—	$—	$16	$16
Dispositions	—	—	—	—	—
Impairment	—	—	—	(6)	(6)
Balance as of December 31, 2020	$924	$770	$66	$—	$1,760
Accumulated impairment losses	$—	$—	$—	$22	$22

Other includes operations which do not meet the quantitative threshold for reportable segments.

In analyzing the results of operations and business conditions of our reporting units as of December 31, 2020, we elected to perform qualitative impairment analyses for the Food Merchandising and Beverage Merchandising reporting units.  For the Foodservice reporting unit we performed a Step 1 quantitative analysis. The estimated fair value was calculated using an income approach based on a discounted cash flow model, using key assumptions of a long-term revenue growth rate and a discount rate.  The estimated fair value exceeded the carrying value of the Foodservice reporting unit by a significant margin as of December 31, 2020.

See Note 5, Impairment, Restructuring and Other Related Charges, for further discussion regarding impairments.

Intangible assets, net consisted of the following:

	As of December 31, 2020			As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$1,019	$(540)	$479	$1,026	$(494)	$532
Other	20	(20)	—	21	(18)	3
Total finite-lived intangible assets	$1,039	$(560)	$479	$1,047	$(512)	$535
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	58	—	58
Total indefinite-lived intangible assets	$613	$—	$613	$612	$—	$612
Total intangible assets	$1,652	$(560)	$1,092	$1,659	$(512)	$1,147

Amortization expense for intangible assets was $54 million, $56 million and $57 million for the years ended December 31, 2020, 2019 and 2018, respectively, and was recognized in selling, general and administrative expenses.

For the next five years, we estimate annual amortization expense as follows:

(in millions)
2021	$52
2022	52
2023	52
2024	51
2025	51
Total	$258

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Accrued personnel costs	$117	$108
Accrued rebates and credits	68	67
Accrued interest	16	115
Other(1)	121	128
Accrued and other current liabilities	$322	$418

(1) Other includes items such as accruals for freight, utilities and other non-income related taxes.

Note 10. Debt

Debt consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Securitization Facility	$—	$420
Credit Agreement	2,457	3,487
Notes:
5.750% Senior Secured Notes due 2020	—	3,137
Floating Rate Senior Secured Notes due 2021	—	750
5.125% Senior Secured Notes due 2023	59	1,600
7.000% Senior Notes due 2024	—	800
4.000% Senior Secured Notes due 2027	1,000	—
Pactiv Debentures:
7.950% Debentures due 2025	276	276
8.375% Debentures due 2027	200	200
Other	12	15
Total principal amount of borrowings	4,004	10,685
Deferred financing transaction costs ("DIC")	(14)	(46)
Original issue discounts, net of premiums ("OID")	(10)	(9)
	3,980	10,630
Less: current portion	(15)	(3,587)
Long-term debt	$3,965	$7,043

We were in compliance with all debt covenants during the years ended December 31, 2020 and 2019.

Securitization Facility

Prior to July 2020, we had a $450 million securitization facility (the “Securitization Facility”) that was scheduled to mature on March 22, 2022. Prior to its distribution, RCP ceased to participate in our Securitization Facility, and consequently in January 2020, the size of this facility was reduced from $600 million to $450 million and the outstanding borrowings were reduced to $397 million.  In February 2020, we made an additional repayment of $17 million reducing the outstanding borrowings to $380 million. On July 31, 2020, we repaid the outstanding amount of $380 million and terminated the facility. The Securitization Facility was secured by all of the assets of the borrower, which were primarily the eligible trade receivables and cash. The terms of the arrangement did not result in the derecognition of the trade receivables. The Securitization Facility had an interest rate equal to one-month LIBOR with a 0.0% floor, plus a margin of 1.75 % per annum.

Credit Agreement

Certain subsidiaries of the Company are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

	Currency	Maturity date	Value drawn or utilized as of December 31, 2020 (in millions)	Applicable interest rate as of December 31, 2020
Term Tranches
U.S. term loans Tranche B-1	$	February 5, 2023	1,207	LIBOR (floor of 0.000%) + 2.750%
U.S. term loans Tranche B-2	$	February 5, 2026	1,250	LIBOR (floor of 0.000%) + 3.250%
Revolving Tranche(1)
U.S. Revolving Loans	$	August 5, 2024	43	—

(1)	The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of bank guarantees and letters of credit.

On October 1, 2020, we incurred $1,250 million of term loans (Tranche B-2) maturing on February 5, 2026 and entered into a $250 million senior secured revolving credit facility maturing on August 5, 2024. The term loans have an interest rate equal to one-month LIBOR with a 0.0% floor, plus a margin of 3.25% per annum.

On October 1, 2020, we repaid $1,280 million of existing term loans (Tranche B-1) maturing in February 2023.

On August 4, 2020, we repaid in full €236 million ($279 million) of borrowings under the previous European term loans and all obligations under this tranche terminated. The early repayment of these borrowings resulted in a loss on extinguishment of debt of less than $1 million in respect of the write-off of unamortized deferred financing transaction costs, which was recognized in interest expense, net in the consolidated statements of (loss) income.

On August 4, 2020, we repaid $700 million of borrowings under the U.S. term loans. The early repayment of this credit agreement resulted in an immaterial loss on extinguishment with respect to the write-off of unamortized deferred financing transaction costs.

In January 2020, we repaid $18 million of borrowings under the Credit Agreement with the net proceeds from the sale of our North American and Japanese closures businesses.

The weighted average contractual interest rates related to our U.S. term loans Tranche B-1 for the years ended December 31, 2020, 2019 and 2018, were 3.62%, 5.03% and 4.74%, respectively. The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 as of December 31, 2020 were 3.40%, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates.

Certain of our U.S. subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement and related documents to the extent permitted by law. The guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the note holders under the senior secured notes.

Indebtedness under the Credit Agreement may be voluntarily repaid in whole or in part and must be mandatorily repaid in certain circumstances. Following the August 4, 2020 $700 million repayment on term loan Tranche B-1, we are no longer required to make quarterly amortization payments in respect of the term loans Tranche B-1.  We are required to make quarterly amortization payments of 0.25% of the principal amount of term loans Tranche B-2 outstanding on October 1, 2020. Additionally, we are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due in 2020 or are due in 2021 for the year ended December 31, 2020.

Notes

Outstanding Notes, as of December 31, 2020, are summarized below:

	Maturity date	Interest payment dates
5.125% Senior Secured Notes due 2023(1)	July 15, 2023	January 15 and July 15
4.000% Senior Secured Notes due 2027	October 15, 2027	April 15 and October 15, commencing April 15, 2021

(1) $250 million aggregate principal amount of 5.125% Senior Secured Notes due 2023 were issued at an issue price of 103.500%.

The effective interest rates of our debt obligations under the Notes are not materially different from the contractual interest rates.

On October 8, 2020 and October 18, 2020, we repaid $1,225 million and $245 million, respectively, of our 5.125% Notes, and on November 22, 2020, we repaid an additional $70 million of the 5.125% Notes at a price of 101.281%. Subsequent to December 31, 2020, on February 16, 2021, we repaid the remaining $59 million of the 5.125% Notes at a price of 101.281%.

On October 8, 2020, we repaid $650 million aggregate principal amount of the 7.000% Senior Notes due 2024 (“7.000% Notes”) at a price of 101.750%. The early repayment of these notes resulted in a loss on extinguishment of debt of $18 million in respect of the write-off of unamortized deferred financing transaction costs and the premium on redemption, which was recognized in interest expense, net in the consolidated statement of (loss) income.

On October 1, 2020 we issued $1,000 million aggregate principal amount of 4.000% Senior Secured Notes maturing on October 15, 2027 (“4.000% Notes”). The notes are guaranteed and secured on a senior basis by the same subsidiaries that guarantee and secure the obligations under our Credit Agreement and our 5.125% Notes. The proceeds from the notes were used to repay indebtedness and pay related transaction costs.

On August 29, 2020, we repaid $150 million aggregate principal amount of the 7.000% Notes at a price of 101.750%. The early repayment of these notes resulted in a loss on extinguishment of debt of $4 million in respect of the write-off of unamortized deferred financing transaction costs and the premium on redemption, which was recognized in interest expense, net in the consolidated statements of (loss) income.

On August 4, 2020, we repaid $749 million aggregate principal amount outstanding under the Floating Rate Senior Secured Notes due 2021 at face value. The early repayment of these notes resulted in a loss on extinguishment of debt of $4 million in respect of the write-off of unamortized deferred financing transaction costs and original issue discount, which was recognized in interest expense, net in the consolidated statements of (loss) income. On August 7, 2020, we terminated and settled the outstanding interest rate swap related to the Floating Rate Senior Secured Notes due 2021, resulting in the payment of $7 million to settle the liability.

On February 4, 2020, we repaid in full the $3.1 billion aggregate principal amount outstanding of our 5.750% Senior Secured Notes due 2020 at face value. The repayment of these borrowings resulted in a $5 million loss on extinguishment of debt. Refer to Note 3, Discontinued Operations, for additional details.

In January 2020, we repaid (i) $18 million aggregate principal amount of 5.750% Senior Secured Notes due 2020; (ii) $1 million aggregate principal amount of Floating Rate Senior Secured Notes due 2021; and (iii) $1 million aggregate principal amount of 5.125% Notes, at face value, with the net proceeds from the sale of our North American and Japanese closures businesses.

On November 15, 2019, we repaid the remaining $345 million aggregate principal amount of the outstanding 6.875% Senior Secured Notes due 2021 at face value. The repayment of these borrowings resulted in a $1 million loss on extinguishment of debt, which was recognized in interest expense, net, in the consolidated statement of loss (income).

Assets pledged as security for borrowings

We, and certain of our U.S. subsidiaries, have pledged substantially all of our assets as collateral to support the obligations under the Credit Agreement and the senior secured notes.

Guarantee and security arrangements

All of the guarantors of the Credit Agreement have guaranteed the obligations under the Notes to the extent permitted by law.

The guarantors have granted security over substantially all of their assets to support the obligations under the senior secured notes. This security is expected to be shared on a first priority basis with the creditors under the Credit Agreement.

On February 4, 2020 and August 4, 2020, the relevant legal entities within RCP and GPC, respectively, were released as borrowers under the Credit Agreement, unconditionally released as guarantors of the Credit Agreement, and released as guarantors of the notes. In connection with such releases, the security granted by such entities was also released.

Notes indentures restrictions

The respective indentures governing the Notes all contain customary covenants which restrict us from certain activities including, among other things, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the respective indentures governing the Notes.

Early redemption option and change in control provisions

Under the respective indentures governing the Notes, we can, at our option, elect to redeem the Notes under terms and conditions specified in the respective indentures. Under the respective indentures governing the Notes, in certain circumstances which would constitute a change in control, the holders of the Notes have the right to require us to repurchase the Notes at a premium.

Pactiv Debentures

As of December 31, 2020, we had outstanding the following debentures (together, the “Pactiv Debentures”):

	Maturity date	Semi-annual interest payment dates
7.950% Debentures due 2025	December 15, 2025	June 15 and December 15
8.375% Debentures due 2027	April 15, 2027	April 15 and October 15

The effective interest rates of our debt obligations under the Pactiv Debentures are not materially different from the contractual interest rates.

The Pactiv Debentures are not guaranteed and are unsecured.

The indentures governing the Pactiv Debentures contain a negative pledge clause limiting the ability of certain of our entities, subject to certain exceptions, to (i) incur or guarantee debt that is secured by liens on “principal manufacturing properties” (as such term is defined in the indentures governing the Pactiv Debentures) or on the capital stock or debt of certain subsidiaries that own or lease any such principal manufacturing property and (ii) sell and then take an immediate lease back of such principal manufacturing property.

The 8.375% Debentures due 2027 may be redeemed at any time at our option, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium, if any, plus accrued and unpaid interest to the date of the redemption.

Other borrowings

Other borrowings include finance lease obligations of $12 million and $15 million as of December 31, 2020 and 2019, respectively.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of December 31, 2020:

(in millions)
2021	$15
2022	15
2023	1,279
2024	13
2025	290
Thereafter	2,392
Total principal amount of borrowings	$4,004

Fair value of our long-term debt:

The fair value of our long-term debt as of December 31, 2020 and 2019 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of December 31,
	2020		2019
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Securitization Facility	$—	$—	$418	$420
Credit Agreement	2,447	2,443	3,476	3,487
Notes:
5.750% Senior Secured Notes due 2020	—	—	3,130	3,144
Floating Rate Senior Secured Notes due 2021	—	—	739	753
5.125% Senior Secured Notes due 2023	59	60	1,591	1,641
7.000% Senior Notes due 2024	—	—	791	828
4.000% Senior Secured Notes due 2027	991	1,024	—	—
Pactiv Debentures:
7.950% Debentures due 2025	273	318	272	311
8.375% Debentures due 2027	198	235	198	220
Other	12	12	15	15
Total	$3,980	$4,092	$10,630	$10,819

Interest expense, net:

Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Interest expense:
Securitization Facility	$6	$17	$16
Credit Agreement	107	174	166
Notes	138	194	199
Pactiv Debentures	39	39	39
Interest income, related party(1)	(9)	(15)	(17)
Interest income, other	(6)	(14)	(5)
Amortization:
Deferred financing transaction costs	12	12	12
Original issue discounts	3	1	1
Derivative losses (gains)	15	21	(2)
Net foreign currency exchange (gains)	(2)	(4)	(7)
Loss on extinguishment of debt:
Write-off of unamortized DIC and OID	29	1	2
Redemption premiums	34	—	3
Other	5	7	7
Interest expense, net(2)	$371	$433	$414

(1) Refer to Note 18, Related Party Transactions, for additional details.

(2) Amounts presented in the above table exclude interest expense and amortization of deferred financing transaction costs in respect of our 5.750% Senior Secured Notes due 2020. Such amounts are presented within discontinued operations as these notes were required to be repaid in conjunction with the distribution of RCPI.

Note 11. Leases

We lease certain buildings and plant and equipment. Our leases have reasonably assured remaining lease terms of up to 22 years. Certain leases include options to renew for up to 20 years. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably certain. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and operating lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors, which are not determinable at the time the lease agreement is entered into. These variable payments are expensed as incurred. The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2020, there were no material lease transactions that we have entered into but had not yet commenced.

Lease costs consisted of the following:

	For the Year Ended December 31,
	2020	2019
	(in millions)
Operating lease costs	$72	$54
Variable lease costs	3	4
Short-term lease costs	13	18
Total lease costs	$88	$76

Future lease payments under non-cancellable leases for the next five years are as follows:

As of December 31,
2020
(in millions)
2021	$73
2022	63
2023	54
2024	40
2025 and thereafter	96
Total undiscounted lease payments	326
Less: amounts representing interest	(52)
Present value of lease obligations	$274
Weighted average remaining lease term	5.9 years
Weighted average discount rate	6.08%

During the year ended December 31, 2020 and December 31, 2019, new leases resulted in the recognition of ROU assets and corresponding lease liabilities of $126 million and $64 million respectively. Cash flows from operating activities include $67 million and $58 million of payments for operating lease liabilities for the years ended December 31, 2020 and 2019, respectively.

In October 2020, the Company completed a sale-leaseback transaction related to our corporate office building resulting in a $3 million gain on a sale of assets which was recorded within Other expense, net for the year ended December 31, 2020.

Note 12. Financial Instruments

We had the following derivative instruments recorded at fair value in our consolidated balance sheets:

	As of December 31,
	2020		2019
	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
	(in millions)
Interest rate swap derivatives	$—	$—	$7	$—
Commodity swap contracts	9	(2)	1	(5)
Total fair value	$9	$(2)	$8	$(5)
Recorded in:
Other current assets	$9	$—	$6	$—
Other noncurrent assets	—	—	2	—
Accrued and other current liabilities	—	(2)	—	(5)
Total fair value	$9	$(2)	$8	$(5)

Our derivatives comprise commodity swaps and previously included an interest rate swap. All derivatives represent Level 2 financial assets and liabilities. Our derivatives are valued using an income approach based on the observable market index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the years ended December 31, 2020, 2019 and 2018, we recognized unrealized gains of $10 million, and $4 million, and an unrealized loss of $8 million, respectively, in cost of sales.

The following table provides the detail of outstanding commodity derivative contracts as of December 31, 2020:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Natural gas swaps	million BTU	1,912,448	$2.47 - $2.94	Feb 2021 - Dec 2021
Ethylene swaps	pound	1,133,611	$0.26	Jan 2021 - Apr 2021
Polymer-grade propylene swaps	pound	72,239,978	$0.38 - $0.52	Jan 2021 - Aug 2021
Benzene swaps	U.S. liquid gallon	6,089,192	$1.46 - $2.30	Feb 2021 - Sep 2021
Diesel swaps	U.S. liquid gallon	446,890	$2.41 - $2.91	Jan 2021 - Dec 2021
Low-density polyethylene swaps	pound	12,000,000	$0.71	Jan 2021 - Dec 2021

Note 13. Employee Benefits

Our employee benefits comprise defined benefit pension plans, OPEB plans, defined contribution plans and multi-employer plans.

Defined Benefit Pension and OPEB Plans

We make contributions to defined benefit pension plans which define the level of pension benefit an employee will receive on retirement. The majority of our net pension plan liabilities are in the United States and subject to governmental regulations relating to the funding of retirement plans.

Our largest pension plan is the Pactiv Evergreen Pension Plan (“PEPP”), which was assumed in a 2010 acquisition. This plan covers certain of our employees. It also covers former employees and employees of employers formerly related to the entity that we acquired in 2010. As a result, while persons who were not our employees do not accrue benefits under the plan, the total number of individuals/beneficiaries covered by this plan is much larger than if only our employees were participants. The PEPP comprises 99% and 99% of our present value of pension plan obligations and 100% and 100% of the fair value of plan assets as of December 31, 2020 and 2019, respectively. Accordingly, we have provided aggregated disclosures in respect of our plans on the basis that the plans are not exposed to materially different risks.

We generally fund our retirement plans equal to the annual minimum funding requirements specified by government regulations covering each plan. During the year ended December 31, 2019 we made pension plan contributions of $5 million. We made a $121 million contribution to the PEPP during the year ended December 31, 2020 and contributions of $4 million to all other plans. We do not expect to make a contribution to the PEPP during the year ending 2021. Contributions during the year ending December 31, 2021 for all other defined benefit pension plans are estimated to be $4 million. Expected contributions during the year ending December 31, 2021 for OPEB plans are estimated to be $3 million. Future contributions will be dependent on future plan asset returns and interest rates and are highly sensitive to changes.

Obligations, assets and funded status

The following table sets forth changes in benefit obligations and the fair value of plan assets for our defined benefit pension and OPEB plans:

	Pension Benefits		OPEB
	As of December 31,
	2020	2019	2020	2019
	(in millions)
Change in benefit obligations:
Projected benefit obligations of January 1	$4,509	$4,333	$51	$47
Service cost	6	7	—	—
Interest cost	138	174	2	2
Benefits paid	(296)	(296)	(2)	(1)
Settlements	—	(196)	—	—
Divestitures	(3)	(5)	—	—
Actuarial losses (gains)	310	455	2	3
Other(1)	—	37	—	—
Projected benefit obligation as of December 31	$4,664	$4,509	$53	$51
Change in plan assets:
Fair value of plan assets as of January 1	$3,823	$3,493	$—	$—
Actual return on plan assets	539	788	—	—
Employer contributions	125	5	2	1
Benefits paid	(296)	(296)	(2)	(1)
Settlements	—	(196)	—	—
Other(1)	—	29	—	—
Fair value of plan assets as of December 31	$4,191	$3,823	$—	$—
Funded status as of December 31	$(473)	$(686)	$(53)	$(51)

(1)	Includes $28 million for the assumption of a plan from a former related party which was merged into our PEPP plan.

Our defined benefit pension and OPEB obligations were included in our consolidated balance sheets as follows:

	Pension Benefits		OPEB
	As of December 31,
	2020	2019	2020	2019
	(in millions)
Accrued and other current liabilities	$(4)	$(4)	$(3)	$(3)
Long-term employee benefit obligations	(469)	(682)	(50)	(48)
	$(473)	$(686)	$(53)	$(51)

Portions of our defined benefit pension and OPEB obligations have been recorded in accumulated other comprehensive loss (“AOCL”) as follows:

	Pension Benefits		OPEB
	As of December 31,
	2020	2019	2020	2019
	(in millions)
Net actuarial losses (gains)	$216	$239	$(6)	$(8)
Deferred income tax (benefit) expense	(52)	(58)	2	3
	$164	$181	$(4)	$(5)

The funded status of our defined benefit pension and OPEB plans with accumulated benefit obligation in excess of plan assets was as follows:

	Pension Benefits		OPEB
	As of December 31,
	2020	2019	2020	2019
	(in millions)
Plan assets	$4,189	$3,820	$—	$—
Projected benefit obligation	4,662	4,506	53	51
Accumulated benefit obligation	4,660	4,504	53	51
Under Funded Status
Projected benefit obligation	$(473)	$(686)	$(53)	$(51)
Accumulated benefit obligation	(471)	(684)	(53)	(51)

Net periodic defined benefit pension and OPEB (income) costs consisted of the following:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(in millions)
Service cost	$6	$7	$8	$—	$—	$—
Interest cost	138	174	167	2	2	2
Expected return on plan assets(1)	(207)	(182)	(214)	—	—	—
Amortization of actuarial losses (gains)(2)	1	1	1	—	(1)	—
Ongoing net periodic benefit (income) cost	(62)	—	(38)	2	1	2
One-time expense due to settlements(3)	—	18	2	—	—	—
Total net periodic benefit (income) cost	$(62)	$18	$(36)	$2	$1	$2

(1)	We have elected to use the actual fair value of plan assets as the market-related value in the determination of the expected return on plan assets.
(2)

Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the estimated expected service period for active plans. For inactive plans, such as the PEPP, they are amortized over the estimated life expectancy of the plan participants.

(3)	One-time expense due to settlements primarily resulted from PEPP's lump-sum buyouts of certain plan participants in 2019.

All of the amounts in the table above, other than service cost, were recorded in non-operating expense, net in our consolidated statements of (loss) income.

Net periodic defined benefit (income) cost for pension benefits and OPEB costs have been recognized in our consolidated statements of (loss) income as follows:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(in millions)
Cost of sales	$6	$4	$5	$—	$—	$—
Selling, general and administrative expenses	—	3	3	—	—	—
Non-operating expense, net	(68)	11	(44)	2	1	2
Total net periodic benefit (income) cost	$(62)	$18	$(36)	$2	$1	$2

Amounts recognized in other comprehensive (loss) income in relation to our continuing operations were as follows:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(in millions)
Net actuarial (gains) losses arising during the year(1)(2)	$(22)	$(150)	$77	$2	$3	$(6)
Recognized net actuarial (losses) gains(3)	(1)	(19)	(3)	—	1	—
Deferred income tax expense (benefit)(4)	6	84	(16)	(1)	(1)	2
Total recognized in other comprehensive (loss) income, net of tax	$(17)	$(85)	$58	$1	$3	$(4)

(1)	Net of AOCL reclassified upon sale of business. Refer to Note 16 Accumulated Other Comprehensive Loss for further details.
(2)

The net actuarial gains of $22 million and $150 million on our pension plans during the years ended December 31, 2020 and 2019, respectively, were primarily attributable to asset returns, partially offset by a decrease in the discount rate. The net actuarial loss of $77 million on our pension plans during the year ended December 31, 2018 was primarily attributable to lower asset returns, partially offset by an increase in the discount rate.

(3)	Comprises amortization of actuarial gains (losses) and one-time expense due to settlements in 2019.
(4)	Includes the cumulative impact of adopting ASU 2018-02 on January 1, 2019.

We used the following weighted-average assumptions to determine our PEPP defined benefit pension and our OPEB obligations:

	PEPP Pension Benefits		OPEB
	As of December 31,
	2020	2019	2020	2019
Discount rate	2.40%	3.17%	2.45%	3.22%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

We used the following weighted-average assumptions to determine our PEPP net defined benefit pension and our OPEB costs:

	PEPP Pension Benefits			OPEB
	For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.17%	4.31%	3.64%	3.22%	4.35%	3.66%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.54%	5.35%	5.62%	N/A	N/A	N/A
Healthcare cost trend rate	N/A	N/A	N/A	7.20%	7.20%	8.19%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend	N/A	N/A	N/A	2029	2029	2029

The discount rate used reflects the expected future cash flows based on plan provisions and participant data as of the beginning of the plan year. The expected future cash flows for our U.S. pension plan are discounted by the Aon Hewitt above median yield curve for the years ended December 31, 2020 and 2019. The yield curve is a hypothetical AA yield curve comprised of a series of annualized individual discount rates. The expected long-term return on our U.S. pension plan assets was developed as a weighted average rate based on the target asset allocation of the plan and the long-term capital market assumptions. The overall return for each asset class was developed by combining a long-term inflation component and the associated real rates. The development of the capital market assumptions utilized a variety of methodologies, including, but not limited to, historical analysis, expected economic growth outlook and market yield analysis.

Our estimated future benefit payments for our defined benefit pension and OPEB plans were as follows:

	As of December 31,
	Pension Benefits	OPEB
	(in millions)
2021	$313	$3
2022	310	3
2023	307	3
2024	303	3
2025	292	3
2026-2030	1,347	15

Plan assets

Our investment strategy for the plan assets is to manage the assets in relation to the liabilities in order to pay retirement benefits to plan participants over the life of the plan. This is accomplished by identifying and managing the exposure to various market risks, diversifying investments across various asset classes and earning an acceptable long-term rate of return consistent with an acceptable amount of risk while considering the liquidity needs of the plan.

The target asset allocation for the PEPP for 2021 and forward is 65% equities, and 35% fixed income. The following table presents summarized details of plan assets. Further details regarding the fair value hierarchy of these assets are presented below.

	As of December 31,
	2020	2019
	(in millions)
Equity securities	$2,765	$2,419
Corporate bonds	1,061	861
Property	254	439
Other	111	104
Total pension plan assets	$4,191	$3,823

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. The following is a description of the valuation methods and assumptions we use to estimate the fair value of investments.

•

Common Stocks, and Exchange Traded and Mutual Funds—The fair values of common stocks and exchange traded and mutual funds are determined by obtaining quoted prices on nationally and internationally recognized securities exchanges (Level 1 inputs).

•

Fixed Income Securities—Corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings (Level 2 inputs). When quoted prices are not available for identical or similar bonds, the bond is valued using matrix pricing, a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

•

Collective Trusts and Pooled Separate Account—The fair value of participation units owned by the PEPP in collective trusts and pooled separate account are based on the net asset values per unit as reported by the fund managers as of the plan’s financial statement dates and recent transaction prices.

•

Limited Partnerships—The fair value is calculated based on the fair value of underlying securities, which include investments in equity of privately held companies as well as publicly traded companies. In general, fair values of publicly traded companies are based on the closing price quoted on a public exchange as of the last day of the reporting period. Fair values of privately held companies are based on reviewing the price of recent transactions or by calculating the fair value using a variety of industry-accepted techniques.

We had the following allocation of defined benefit pension plan assets:

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs		Measured at Net
	(Level 1)		(Level 2)		(Level 3)		Asset Value(1)		Total
	As of December 31,
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
PEPP	(in millions)
Common stocks	$2,180	$1,079	$—	$—	$—	$—	$—	$—	$2,180	$1,079
Equity ETFs	584	88	—	—	—	—	—	—	584	88
Corporate bonds	—	—	1,004	772	—	—	—	—	1,004	772
Bond ETFs	57	—	—	—	—	—	—	—	57	—
Collective trusts—equities	—	—	—	—	—	—	—	1,337	—	1,337
Collective trusts/pooled separate account—real estate	—	—	—	—	—	—	254	358	254	358
Collective trusts—money market	—	—	—	—	—	—	104	101	104	101
Other(1)	—	—	—	—	—	—	—	81	—	81
Total PEPP	2,821	1,167	1,004	772	—	—	358	1,877	4,183	3,816
Other plans(2)	3	3	4	2	1	—	—	2	8	7
Total pension plan assets	$2,824	$1,170	$1,008	$774	$1	$—	$358	$1,879	$4,191	$3,823
(1)

Per ASU 2015-07, certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of the plan assets.

(2)	Consisted primarily of exchange traded and mutual funds and limited partnerships.

Defined Contribution Plans

We sponsor various defined contribution plans. Our expense relating to defined contribution plans was $35 million, $34 million and $33 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Multi-employer plans—withdrawal liabilities

As of December 31, 2020 and 2019, we have recognized a liability of $46 million and $49 million, respectively, in respect of our future obligations arising from the withdrawal from multi-employer pension plans which is included in other non-current liabilities. We expect to make payments of approximately $5 million annually over the next 15 years in respect of these obligations.

Note 14. Other Expense, Net

Other expense, net consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Related party management fee (1)	$(49)	$(10)	$(11)
Gain (loss) on sale of businesses and noncurrent assets	1	(22)	(18)
Foreign exchange (losses) gains on cash (2)	(15)	(8)	11
Transition service agreement income (1)	21	1	—
Other	9	10	3
Other expense, net	$(33)	$(29)	$(15)

(1)

See Note 18, Related Party Transactions, for additional details. The transition services agreement income is primarily attributable to services provided to our former segments, RCP and GPC, and our former closures businesses.

(2)	Primarily arose from holding U.S. dollars in non-U.S. dollar functional currency entities.

Note 15. Commitments and Contingencies

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

As part of the agreements for the sale of various businesses, we have provided certain warranties and indemnities to the respective purchasers as set out in the respective sale agreements. These warranties and indemnities are subject to various terms and conditions affecting the duration and total amount of the indemnities. As of December 31, 2020, we are not aware of any material claims under these agreements that would give rise to an additional liability. However, if such claims arise in the future, they could have a material effect on our balance sheet, results of operations and cash flows.

We previously disclosed a contingency for the payment of a management fee to related parties of up to $22 million in respect of the 2009 and 2010 financial years. This management fee has now been recognized and paid in the year ended December 31, 2020. Refer to Note 18, Related Party Transactions, for additional details.

Note 16. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of AOCL:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Currency translation adjustments:
Balance as of beginning of year	$(354)	$(442)	$(402)
Currency translation adjustments	(9)	14	(63)
Amounts reclassified from AOCL(1)	1	74	23
Other comprehensive (loss) income	(8)	88	(40)
Distributions of RCP and GPC	173	—	—
Balance as of end of year	$(189)	$(354)	$(442)
Defined benefit plans:
Plans associated with continuing operations
Balance as of beginning of year	$(176)	$(258)	$(201)
Net actuarial gain (loss) arising during year	20	146	(83)
Deferred tax benefit (expense) on net actuarial gain (loss)	(5)	(34)	18
(Gains) and losses reclassified from AOCL:
Amortization of experience loss	1	—	1
Defined benefit plan settlement losses	—	18	2
Reclassification upon sale of business(2)	—	1	7
Deferred tax expense on reclassifications(3)	—	(5)	(2)
Other comprehensive income (loss)	16	126	(57)
Cumulative impact of adopting ASU 2018-02	—	(44)	—
Balance as of end of year	$(160)	$(176)	$(258)
Plans held for sale or distribution
Balance as of beginning of year	$12	$11	$6
Net actuarial (loss) gain arising during year	—	(5)	5
Deferred tax benefit (expense) on net actuarial (loss) gain	—	1	(1)
(Gains) and losses reclassified from AOCL:
Amortization of actuarial gain(4)	—	(2)	(2)
Reclassification upon sale of business(4)	—	5	5
Deferred tax benefit (expense) on reclassifications(3)	—	(1)	(2)
Other comprehensive (loss) income	—	(2)	5
Cumulative impact of adopting ASU 2018-02	—	3	—
Distributions of RCP and GPC	(12)	—	—
Balance as of end of year	$—	$12	$11
AOCL
Balance as of beginning of year	$(518)	$(689)	$(597)
Other comprehensive (loss) income	8	212	(92)
Cumulative impact of adopting ASU 2018-02	—	(41)	—
Distributions of RCP and GPC	161	—	—
Balance as of end of year	$(349)	$(518)	$(689)

(1)

In the year ended December 31, 2019, $56 million of this amount relates to the release of currency translation adjustments upon the sale of our North American and Japanese closures businesses and is recorded in income from discontinued operations. The remaining amounts are recorded within other expense, net in our consolidated statements of (loss) income.

(2)	Reclassifications upon sale of businesses within continuing operations are recorded in other expense, net.
(3)	Taxes reclassified to income are recorded in income tax benefit (expense).
(4)	Reclassifications associated with plans held for sale or distribution are recorded in (loss) income from discontinued operations.

Note 17. Income Taxes

The components of (loss) income from continuing operations before income tax were as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
(Loss) income from continuing operations before income taxes:
United States	$(119)	$(113)	$(62)
Foreign	(3)	(43)	106
Total (loss) income from continuing operations before income taxes	$(122)	$(156)	$44

Significant components of income tax benefit (expense) from continuing operations were as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Current
U.S. Federal	$132	$5	$21
State and Local	4	(4)	(7)
Foreign	(17)	(19)	(26)
Total current income tax benefit (expense)	119	(18)	(12)
Deferred
U.S. Federal	(6)	(50)	3
State and Local	(1)	(16)	28
Foreign	—	—	1
Total deferred income tax benefit (expense)	(7)	(66)	32
Total income tax benefit (expense)	$112	$(84)	$20

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to our income tax benefit (expense) was as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Income tax benefit (expense) using the U.S. federal statutory income-tax rate of 21%	$26	$33	$(9)
State and Local Taxes	5	(16)	17
Effect of tax rates in foreign jurisdictions	—	(13)	(53)
Non-deductible expenses	(5)	—	(12)
Non-deductible management fees	(16)	(3)	(3)
Non-deductible transaction costs	(2)	—	—
Non-deductible executive compensation	(2)	—	—
Tax exempt income and income at a reduced tax rate	—	3	4
Currency translation adjustment	—	(2)	(1)
Withholding taxes	(4)	(4)	(5)
Tax rate modifications	—	(1)	46
CARES Act net operating loss carryback	61	—	—
Change in valuation allowance	61	(93)	(5)
Tax on unremitted earnings	(1)	—	(2)
Change in uncertain tax positions	(8)	(2)	27
Over (under) provided in prior periods	(10)	4	15
Foreign tax credit	8	7	—
Other	(1)	3	1
Total income tax benefit (expense)	$112	$(84)	$20

During the year ended December 31, 2020, our effective tax rate varied from the U.S. federal statutory income tax rate primarily as a result of the release of valuation allowances, mainly relating to the deductibility of deferred interest deductions, and a $61 million benefit related to carryback of the 2019 U.S. federal taxable loss to a 35% U.S. federal tax rate year pursuant to the CARES Act.

During the year ended December 31, 2019, our effective tax rate varied from the U.S. federal statutory income tax rate primarily due to the mix of book income and losses among the jurisdictions in which we operate, and additional valuation allowances mainly relating to the deductibility of deferred interest deductions, offset by a $7 million benefit as a result of filing amended returns to claim a foreign tax credit in lieu of a foreign tax deduction.

During the year ended December 31, 2018, our effective tax rate varied from the U.S. federal statutory income tax rate primarily as a result of recognizing an income tax benefit of $46 million from the remeasurement of net deferred tax liabilities from 35% to 21% attributable to the enactment of the Tax Cuts and Jobs Act, return-to-provision adjustments related to deferred interest deductions, and a release of uncertain tax positions, offset by the mix of book income and losses among the jurisdictions in which we operate.

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes as well as tax attributes such as tax loss and tax credit carryforwards. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2020	2019
	(in millions)
Deferred tax assets
Employee benefits	$161	$177
Operating lease liabilities	61	48
Inventory	27	16
Reserves	13	7
Tax losses	135	194
Tax credits	13	11
Interest	244	386
Total deferred tax assets	654	839
Valuation allowance	(165)	(358)
Total deferred tax assets net of valuation allowance	489	481
Deferred tax liabilities
Intangible assets	(377)	(360)
Property, plant and equipment	(232)	(204)
Operating lease right-of-use assets	(58)	(46)
Other	(8)	—
Total deferred tax liabilities	(675)	(610)
Net deferred tax liabilities	$(186)	$(129)

Tax loss and tax credit carryforwards, presented on a gross basis, were as follows:

	As of December 31,
	2020	2019
	(in millions)
Tax loss carryforwards
Expires within 5 years	$121	$288
Expires after 5 years or indefinite expiration	1,028	641
Total tax loss carryforwards	$1,149	$929
Tax credit carryforwards
Expires within 5 years	$3	$1
Expires after 5 years or indefinite expiration	11	10
Total tax credit carryforwards	$14	$11

Deferred tax assets related to interest, tax loss carryovers, and tax credit carryovers are available to offset future taxable earnings to the extent they are more-likely-than-not realizable. We have provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as we have concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Valuation allowances were $165 million and $358 million as of December 31, 2020 and 2019, respectively.

The following table reflects changes in valuation allowance for the respective periods:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Balance at the beginning of the year	$358	$308	$296
Expense (benefit)	(61)	94	3
Write-off of net operating losses and other deferred tax assets	(122)	—	—
Transfers to held for sale or distribution	—	(43)	29
Currency translation adjustments and other	(10)	(1)	(20)
Balance at end of the year	$165	$358	$308

The changes in our valuation allowance during the years ended December 31, 2020 and 2019 are primarily attributable to changes in our assessment of recoverability in relation to deferred interest deductions. For the year ended December 31, 2020, the write-off of New Zealand net operating losses and other deferred tax assets resulting from the restructuring and IPO of PTVE resulted in a reduction in the valuation allowance of $122 million, and the benefit of $61 million recognized during the year primarily arose from additional deferred interest deductions as a result of the CARES Act. The net additional valuation allowance of $50 million recorded during the year ended December 31, 2019 arose primarily as a result of the tax-free distribution of Reynolds Consumer Products on February 4, 2020 and its effects on changes in our assessment of the recoverability of the deferred interest deduction. See Note 3, Discontinued Operations, for additional details.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Balance at beginning of the year	$13	$10	$40
Increase associated with tax positions taken during the current year	1	5	1
Increase (decrease) associated with positions taken during a prior year	2	(1)	(31)
Lapse of statute of limitations	(1)	(1)	—
Ending unrecognized tax benefits	$15	$13	$10

Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, are $15 million, $10 million and $10 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense. Net interest expense (benefit) related to unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 was zero, $1 million and $(2) million, respectively. Accrued interest and penalties as for the years ended December 31, 2020 and 2019 were $1 million and $1 million, respectively.

Each year we file income tax returns in the various national, state and local income taxing jurisdictions in which we operate. In each jurisdiction our income tax returns are subject to examination and possible challenge by the tax authorities. Although ultimate timing is uncertain, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Currently, our 2016 and 2017 U.S. federal income tax returns are being examined by the IRS. We are currently subject to routine income tax examinations for U.S. federal, state, and foreign jurisdictions for 2010 and forward.

Note 18. Related Party Transactions

As of December 31, 2020, 78% of our shares are owned by PFL or other entities of which Mr. Graeme Hart is the ultimate shareholder.

In addition to the distributions of RCPI and GPCI to PFL, as described further in Note 3, Discontinued Operations, the related party entities and types of transactions we entered into with them are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Transaction value for the year ended December 31,			Balance outstanding as of December 31,
	2020	2019	2018	2020	2019
	(in millions)
Balances and transactions with joint ventures
Included in other current assets				$7	$8
Sale of goods and services(1)	$29	$26	$28
Balances and transactions with other entities controlled by Mr. Graeme Hart
Current related party receivables				55	—
Sale of goods and services(2)	351	280	316
Transition services agreements and rental income(2)	16	—	—
Tax loss transfer(3)	25	—	—
Recharges(4)	3	4	7
Forgiveness of balance(5)	(15)	—	—
Noncurrent related party receivables(6)				—	339
Interest income	9	15	17
Loan forgiveness	(347)	—	—
Related party payables				(10)	(30)
Purchase of goods(2)	(116)	(149)	(161)
Recharges(4)	(11)	(24)	(18)
Management fee(7)	(65)	(29)	(28)
Tax loss transfer(3)	(1)	(2)	(3)

(1)	All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and repayable on demand.
(2)

Following the distribution of RCP on February 4, 2020, we continue to trade with them, selling and purchasing various goods and services under contractual arrangements that expire over a variety of periods through to 2024. Prior to February 4, 2020, our continuing operations recognized revenue and cost of sales in respect of sales to and purchases from RCP. Refer to Note 3, Discontinued Operations. As part of the separation process, amongst other agreements, we have entered into two lease arrangements with RCP and entered into a transition services agreement to provide ongoing agreed services to RCP, as requested.

We do not trade with GPC on an ongoing basis. We have entered into a transition services agreement to provide ongoing agreed services to GPC, as requested. We have also entered into a tax matters agreement with GPC. We have recognized a receivable of $12 million under the tax matters agreement in relation to GPC’s estimated share of U.S. federal taxes in respect of the period from January 1, 2020 through to September 16, 2020.

(3)	Represents payments received or made for tax losses transferred between our entities and other entities controlled by Mr. Graeme Hart.
(4)

Represents certain costs paid on our behalf that were subsequently recharged to us. These charges are for various costs incurred including services provided, financing and other activities. All amounts are unsecured, non-interest bearing and settled on normal trade terms. As part of our IPO, we have entered into a transition services agreement with Rank Group Limited ("Rank") under which Rank will, upon our request, continue to provide certain administrative and support services to us, and we will provide support services to Rank upon request. All services provided will be charged at an agreed hourly rate plus any third party costs.

(5)	In connection with our IPO, $15 million of current related party receivables owed by Rank was forgiven. We recognized this forgiveness as a reduction in retained earnings.
(6)

The loan with Rank, which was included in noncurrent related party receivables, accrued interest at a rate based on the average 90-day New Zealand bank bill rate, set quarterly, plus a margin of 3.25%. During the year ended December 31, 2020, interest was charged at 3.46% to 4.28% (2019: 4.40% to 5.15%; 2018: 5.16% to 5.26%). In preparation for our IPO, the loan receivable was forgiven. We recognized this forgiveness as a reduction in retained earnings.

(7)

Our financing agreements permit the payment of management fees to related parties for management, consulting, monitoring and advising services. The management fees were paid pursuant to a services agreement with Rank. In connection with our IPO, we (i) paid an additional management fee of $22 million, in respect of the 2009 and 2010 financial years, (ii) paid a termination fee of $45 million for the termination of, and release from, the Rank services agreement, which included the management fee payable for the period January 1, 2020 to the date of termination of September 16, 2020 and (iii) were released of our obligation to pay the 2020 management fee. During the year ended December 31, 2020, management fees of $49 million (2019: $10 million; 2018: $11 million), were recognized in Other expense, net, with the remainder in discontinued operations. The services agreement with Rank was terminated in connection with our IPO, and we will no longer be charged a management fee.

Note 19. Stock Based Compensation

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

During 2019 and 2020, in anticipation of our IPO, we granted 297,296 restricted stock units (“RSUs”) to certain members of management, which included a performance condition that required the Company to complete an IPO but also required future service to be provided with the earliest vesting date of December 31, 2021. The following table summarizes restricted stock unit activity during 2020:

Stock units in thousands, except per-share data	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	154	$14.00
Granted	143	$14.00
Non-vested, at December 31	297	$14.00

We recognized $2 million of stock-based compensation expense for the year ended December 31, 2020. There was no stock-based compensation expense recorded during the years ended December 31, 2019 or 2018. As of December 31, 2020, there was $3 million of unrecognized share-based compensation which will be recognized over a weighted-average period of 1.5 years.

Note 20. Earnings per Share

Basic and diluted earnings per share (“EPS”) for the years ended December 31, were calculated as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Net (loss) income attributable to Pactiv Evergreen Inc. common stockholders:
From continuing operations	$(12)	$(239)	$62
From discontinued operations	(15)	330	217
Total	$(27)	$91	$279

Weighted average number of shares outstanding
Basic	146.2	134.4	134.4
Effect of diluted securities	—	—	—
Diluted	146.2	134.4	134.4

(Loss) earnings per share attributable to Pactiv Evergreen Inc. common stockholders
From continuing operations
Basic	$(0.08)	$(1.78)	$0.46
Diluted	$(0.08)	$(1.78)	$0.46
From discontinued operations
Basic	$(0.10)	$2.46	$1.62
Diluted	$(0.10)	$2.46	$1.62
Total
Basic	$(0.18)	$0.68	$2.08
Diluted	$(0.18)	$0.68	$2.08

The weighted average number of shares outstanding prior to our IPO reflects our conversion to a Delaware incorporated entity and the subsequent stock split, as detailed in Note 1, Nature of Operations and Basis of Presentation. The stock split has been retroactively reflected, resulting in 134.4 million weighted average number of shares outstanding for the years ended December 31, 2019 and 2018. The weighted average number of shares outstanding during the year ended December 31, 2020 reflects the weighted average number of shares outstanding, as described above, including the weighted average shares issued on September 21, 2020 as part of our IPO and 1.7 million shares issued on October 20, 2020 as part of the exercise of the overallotment option.

Our board of directors approved a dividend of $0.10 per share on February 4, 2021 to be paid on February 24, 2021 to stockholders of record as of February 14, 2021.

Note 21. Segment Information

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

Foodservice - Manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Foodservice manufactures food containers, hot and cold cups and lids, tableware items and other products which make eating on-the-go more enjoyable and easy to do.

Food Merchandising - Manufactures products that protect and attractively display food while preserving freshness. Food Merchandising products include clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and molded fiber cartons.

Beverage Merchandising - Manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets. Beverage Merchandising manufactures and supplies integrated fresh carton systems, which include printed cartons, spouts and filling machinery. It also produces fiber-based liquid packaging board for its internal requirements and to sell to other fresh beverage carton manufacturers, as well as a range of paper-based products which it sells to paper and packaging converters.

Other/Unallocated - In addition to our reportable segments, we have other operating segments that do not meet the threshold for presentation as a reportable segment. These operating segments include the remaining components of our former closures business, which generate revenue from the sale of caps and closures, and are presented as Other in the reconciliation between total reportable segment amounts and the equivalent consolidated measure. Unallocated includes corporate costs, primarily relating to companywide functions such as finance, tax and legal and the effects of the PEPP.

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

Reportable segment assets represent trade receivables, inventory and property, plant and equipment:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
	(in millions)
2020
Net revenues	$1,811	$1,396	$1,368	$4,575
Intersegment revenues	—	—	101	101
Total reportable segment net revenues	1,811	1,396	1,469	4,676
Adjusted EBITDA	241	252	148	641
Depreciation & amortization	139	81	63	283
Capital expenditures	117	52	107	276
Reportable segment assets	1,064	703	1,039	2,806
2019
Net revenues	$2,160	$1,388	$1,483	$5,031
Intersegment revenues	—	—	123	123
Total reportable segment net revenues	2,160	1,388	1,606	5,154
Adjusted EBITDA	336	223	196	755
Depreciation & amortization	112	90	61	263
Capital expenditures	138	55	80	273
Reportable segment assets	1,090	727	972	2,789
2018
Net revenues	$2,137	$1,419	$1,504	$5,060
Intersegment revenues	—	—	99	99
Total reportable segment net revenues	2,137	1,419	1,603	5,159
Adjusted EBITDA	318	231	231	780
Depreciation & amortization	109	88	62	259
Capital expenditures	157	75	73	305
Reportable segment assets	1,017	701	910	2,628

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated U.S. GAAP (loss) income from continuing operations before income taxes:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Reportable segment Adjusted EBITDA	$641	$755	$780
Other	8	11	17
Unallocated	(34)	(75)	(60)
	615	691	737
Adjustments to reconcile to U.S. GAAP (loss) income from continuing operations before income taxes
Interest expense, net	(371)	(433)	(414)
Depreciation and amortization	(289)	(273)	(271)
Goodwill impairment charges	(6)	(16)	—
Restructuring, asset impairment and other related charges	(28)	(46)	(18)
Gain (loss) on sale of business and noncurrent assets	1	(22)	(18)
Non-cash pension income (expense)	71	(6)	51
Operational process engineering related consultancy costs	(13)	(27)	(14)
Related party management fee	(49)	(10)	(11)
Strategic review and transaction-related costs	(47)	(7)	—
Foreign exchange (losses) gains on cash	(15)	(8)	11
Unrealized gains (losses) on derivatives	10	4	(8)
Other	(1)	(3)	(1)
(Loss) income from continuing operations before tax	$(122)	$(156)	$44

The following table presents a reconciliation of reportable segment depreciation and amortization to consolidated depreciation and amortization from continuing operations:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Reportable segment depreciation and amortization	$283	$263	$259
Other	6	10	12
Depreciation and amortization from continuing operations	$289	$273	$271

The following table presents a reconciliation of reportable segment capital expenditures to consolidated capital expenditures:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Reportable segment capital expenditures	$276	$273	$305
Other	3	6	6
Unallocated	3	6	8
Discontinued operations	128	344	273
Capital expenditures	$410	$629	$592

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of December 31,
	2020	2019
	(in millions)
Reportable segment assets	$2,806	$2,789
Other	34	65
Unallocated(1)	4,003	13,321
Total assets	$6,843	$16,175

(1)

Unallocated includes unallocated assets, which are comprised of cash and cash equivalents, other current assets, assets held for sale or distribution, entity-wide property, plant and equipment, operating lease ROU assets, goodwill, intangible assets, deferred income taxes, related party receivables and other noncurrent assets.

Information in Relation to Products

Net revenues by product line are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Foodservice
Cups and lids	$736	$906	$844
Containers	751	792	805
Dinnerware	141	207	209
Other	183	255	279
Food Merchandising
Meat trays	373	353	355
Bakery/snack/produce/fruit containers	283	311	308
Prepared food trays	131	174	168
Egg cartons	99	98	97
Dinnerware	349	307	339
Other	161	145	152
Beverage Merchandising
Cartons for fresh beverage products	795	812	799
Liquid packaging board	387	446	438
Paper products	287	348	366
Reportable segment net revenues	4,676	5,154	5,159
Other / Unallocated
Other	114	160	248
Inter-segment eliminations	(101)	(123)	(99)
Net revenues	$4,689	$5,191	$5,308

Geographic Data

Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment) and operating lease right-of-use asset, net are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net revenues:
United States	$4,046	$4,484	$4,504
Rest of North America	354	383	388
Other	289	324	416
Net revenues	$4,689	$5,191	$5,308

	As of December 31,
	2020	2019
	(in millions)
Long-lived assets:
United States	$1,789	$1,759
Rest of North America	96	77
Other	60	58
Long-lived assets	$1,945	$1,894

Note 22. Quarterly Results of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		June 30,
(in millions, except per share amounts)	2020	2019 (2)	2020 (2)	2019 (2)
Net revenues	$1,175	$1,303	$2,319	$2,582
Cost of sales	(987)	(1,095)	(1,971)	(2,149)
Gross profit	188	208	348	433
Operating income (loss) from continuing operations	81	60	133	181
Income (loss) from continuing operations, before tax	1	(72)	(22)	(49)
Net income (loss) from continuing operations	$18	$(140)	$115	$(65)
Net income (loss)	$237	$(80)	$97	$114
Net income (loss) attributable to Pactiv Evergreen Inc. common stockholders	$236	$(78)	$96	$113
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common stockholders:(1)
From continuing operations-basic	$0.10	$(1.03)	$0.85	$(0.50)
From continuing operations-diluted	$0.10	$(1.03)	$0.85	$(0.50)
Total-basic	$1.33	$(0.58)	$0.72	$0.84
Total-diluted	$1.33	$(0.58)	$0.72	$0.84

(1)	The quarterly earnings per share amounts will not necessarily add to the earnings per share computed for the year due to the method used in calculating per share data for interim reporting.
(2)

The results of operations for the three months ended December 31, 2019 and the six months ended June 30, 2020 and 2019 reflect (i) the retrospective classification of GPC as a discontinued operation following the distribution of GPC prior to the closing of the IPO as described in Note 3, Discontinued Operations, and (ii) the retrospective effect of the stock split on EPS as described in Note 20, Earnings per Share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2020, based on the criteria in Internal Control Integrated Framework issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K, as well as in our definitive Proxy Statement for our Annual Meeting of Shareholders which is expected to be scheduled and held during June 2021 (“2021 Proxy Statement”). All of this information from the 2021 Proxy Statement is incorporated by reference into this Annual Report.

The information on our web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11. Executive Compensation

Information required by this Item 11 is included in our 2021 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the security ownership of certain beneficial owners and management is included in our 2021 Proxy Statement and is incorporated by reference into this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is included in our 2021 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is included in our 2021 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements:

2. Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See “Index to Exhibits” immediately preceding the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

3.2		Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

4.1

Indenture, dated as of October 1, 2020, among the Issuers, the Guarantors party thereto from time to time, Wilmington Trust, National Association, as trustee, paying agent and registrar, and The Bank of New York Mellon, a New York banking corporation, as collateral agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on October 1, 2020)

4.2	*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	†

Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.2

Master Supply Agreement, dated November 1, 2019 between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.3

Master Supply Agreement, dated November 1, 2019 between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.4

Warehousing and Freight Services Agreement, dated November 1, 2019 between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.5

Transition Services Agreement, dated November 1, 2019 between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.6

Transition Services Agreement dated September 21, 2020 between Rank Group Limited and Pactiv Evergreen Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.7

Amended and Restated Lease Agreement, dated January 1, 2020, between Pactiv LLC, as Landlord, and Reynolds Consumer Products LLC, as Tenant (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.8	†

Amended and Restated Employment Agreement of John McGrath, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.9	†

Retention Agreements of John McGrath, dated July 3, 2019 (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.10	†

Pactiv Transaction Success Bonus Letter for John McGrath, dated July 3, 2019, as amended on June 1, 2020 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.11	†

Modified Severance Agreement Memo for John McGrath, dated July 16, 2019 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.12	†

House Lease Memo for John McGrath, dated July 16, 2019 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.13	†

Employment Agreement of Michael Ragen, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.14	†

Retention Agreement of Michael Ragen, dated July 17, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.15	†

Pactiv Transaction Success Bonus Letter for Michael Ragen, dated July 3, 2019, as amended on June 1, 2020 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on September 8, 2020)

10.16	†

Restricted Stock Memo for Michael Ragen, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on September 8, 2020)

10.17	†

Employment Agreement of John Rooney, dated February 20, 2017 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on September 8, 2020)

10.18	†

Amendment to Employment Agreement of John Rooney, dated July 11, 2019 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.19	†

Retention Agreements of John Rooney, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.20	†

Pactiv Transaction Success Bonus Letter for John Rooney, dated July 8, 2019, as amended on June 1, 2020 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.21	†

Restricted Stock Memo for John Rooney, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.22	†

Amended and Restated Employment Agreement of Lance Mitchell, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.23	†

Retention Agreement of Lance Mitchell, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.24	†

Reynolds Transaction Success Bonus Letter for Lance Mitchell, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.25	†

Restricted Stock Memo for Lance Mitchell, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.26

Registration Rights Agreement dated September 21, 2020 between Packaging Finance Limited and Pactiv Evergreen Inc.  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.27

Joinder to the Registration Rights Agreement dated September 21, 2020, among the Company, PFL and Rank International Holdings Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.28

Stockholders Agreement dated September 21, 2020, between Packaging Finance Limited and Pactiv Evergreen Inc.  (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.29

Joinder to the Stockholders Agreement dated September 21, 2020, among the Company, PFL and Rank International Holdings Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.30

Tax Matters Agreement, dated as of September 16, 2020, by and among the Company, Reynolds Group Holdings Inc. and Graham Packaging Company Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.31

Transition Services Agreement dated August 4, 2020 between Reynolds Group Holdings Inc. and Graham Packaging Company Inc.  (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.32

IT License Usage Agreement dated August 4, 2020 between Rank Group Limited, Graham Packaging Company Inc. and Reynolds Group Holdings Limited (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.33	†

Reynolds Transaction Success Bonus Letter for Michael Ragen, dated July 3, 2019 (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.34	†

Restricted Stock Memo for John McGrath, dated August 28, 2020 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.35	†

Reynolds Services Inc. Nonqualified Deferred Compensation Plan, amended and restated as of February 3, 2020 (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.36	†

Evergreen Packaging Group Nonqualified Deferred Compensation Plan, amended and restated as of January 1, 2017 (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

10.37	†	Pactiv Evergreen Inc. Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.38	†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.39	†

Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.40	†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on September 21, 2020)

10.41	*

Fourth Amended and Restated Credit Agreement dated as of August 4, 2016 (as conformed to include amendments through the Refinancing Amendment, dated October 1, 2020) by and among the Company, Reynolds Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC (formerly Evergreen Packaging Inc.), the guarantors party thereto from time to time, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent

10.42

Refinancing Amendment, dated as of October 1, 2020, among the Company, Reynolds Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC (formerly Evergreen Packaging Inc.), the guarantors party thereto and Credit Suisse, AG Cayman Islands Branch, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39528) filed with the SEC on October 1, 2020)

14.1	*	Statement of Business Principles and Code of Conduct Policy

21.1		List of subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248250) filed with the SEC on August 24, 2020)

23	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Consists of a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACTIV EVERGREEN INC

Date: February 25, 2021	By:	/s/ John McGrath
John McGrath
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John McGrath	Chief Executive Officer (principal executive officer)	February 25, 2021
John McGrath

/s/ Michael J. Ragen	Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)	February 25, 2021
Michael J. Ragen

/s/ Jonathan Rich	Chairman of the Board	February 25, 2021
Jonathan Rich

/s/ LeighAnne Baker	Director	February 25, 2021
LeighAnne Baker

/s/ Allen Hugli	Director	February 25, 2021
Allen Hugli

/s/ Michael King	Director	February 25, 2021
Michael King

/s/ Rolf Stangl	Director	February 25, 2021
Rolf Stangl

/s/ Felicia Thornton	Director	February 25, 2021
Name