Form 10-Q
period 2021-03-31
Pactiv Evergreen Inc.
filed 2021-05-06
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39528

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 177,157,710 shares of common stock, $0.001 par value per share, outstanding as of April 30, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of (Loss) Income

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net revenues	$1,164	$1,212
Cost of sales	(1,056)	(1,038)
Gross profit	108	174
Selling, general and administrative expenses	(126)	(123)
Restructuring, asset impairment and other related charges	2	(3)
Other income, net	6	77
Operating (loss) income from continuing operations	(10)	125
Non-operating income, net	23	16
Interest expense, net	(42)	(102)
(Loss) income from continuing operations before tax	(29)	39
Income tax benefit	18	94
(Loss) income from continuing operations	(11)	133
(Loss) income from discontinued operations, net of income taxes	(3)	3
Net (loss) income	(14)	136
Income attributable to non-controlling interests	(1)	—
Net (loss) income attributable to Pactiv Evergreen Inc. common shareholders	$(15)	$136
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$(0.07)	$0.99
Diluted	$(0.07)	$0.99
From discontinued operations
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02
Total
Basic	$(0.09)	$1.01
Diluted	$(0.09)	$1.01

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net (loss) income	$(14)	$136
Other comprehensive loss, net of income taxes:
Currency translation adjustments	(20)	(173)
Other comprehensive loss	(20)	(173)
Comprehensive loss	(34)	(37)
Comprehensive income attributable to non-controlling interests	(1)	—
Comprehensive loss attributable to Pactiv Evergreen Inc. common shareholders	$(35)	$(37)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of March 31, 2021	As of December 31, 2020
Assets
Cash and cash equivalents	$328	$458
Accounts receivable, net of allowances for doubtful accounts of $3 and $3	425	375
Related party receivables	49	55
Inventories	816	784
Other current assets	150	175
Assets held for sale	—	26
Total current assets	1,768	1,873
Property, plant and equipment, net	1,687	1,685
Operating lease right-of-use assets, net	278	260
Goodwill	1,760	1,760
Intangible assets, net	1,079	1,092
Deferred income taxes	9	7
Other noncurrent assets	170	166
Total assets	$6,751	$6,843
Liabilities
Accounts payable	$356	$313
Related party payables	8	10
Current portion of long-term debt	15	15
Current portion of operating lease liabilities	56	57
Income taxes payable	10	10
Accrued and other current liabilities	332	322
Liabilities held for sale	—	12
Total current liabilities	777	739
Long-term debt	3,903	3,965
Long-term operating lease liabilities	236	217
Deferred income taxes	170	193
Long-term employee benefit obligations	496	519
Other noncurrent liabilities	143	136
Total liabilities	$5,725	$5,769
Commitments and contingencies (Note 13)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 177,157,710 shares issued and outstanding as of March 31, 2021 and December 31, 2020	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	618	614
Accumulated other comprehensive loss	(369)	(349)
Retained earnings	773	806
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,022	1,071
Non-controlling interests	4	3
Total equity	1,026	1,074
Total liabilities and equity	$6,751	$6,843

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests	Total Equity
For the Three Months Ended March 31, 2020
Balance as of December 31, 2019	134.4	$—	$103	$(518)	$2,494	$3	$2,082
Net income	—	—	—	—	136	—	136
Other comprehensive loss, net of income taxes	—	—	—	(173)	—	—	(173)
Distribution of Reynolds Consumer Products Inc.(1)	—	—	(48)	(11)	13	—	(46)
Dividends paid to non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2020	134.4	$—	$55	$(702)	$2,643	$2	$1,998

For the Three Months Ended March 31, 2021
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074
Net (loss) income	—	—	—	—	(15)	1	(14)
Other comprehensive loss, net of income taxes	—	—	—	(20)	—	—	(20)
Dividends paid to common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Equity based compensation	—	—	4	—	—	—	4
Balance as of March 31, 2021	177.2	$—	$618	$(369)	$773	$4	$1,026

(1)	Refer to Note 1, Nature of Operations and Basis of Presentation, and Note 2, Discontinued Operations, for additional details.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash provided by (used in) operating activities
Net (loss) income	$(14)	$136
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	73	135
Deferred income taxes	(27)	(14)
Unrealized loss on derivatives	1	19
Other asset impairment charges	(2)	1
Non-cash portion of employee benefit obligations	(21)	(15)
Non-cash portion of operating lease expense	20	26
Amortization of OID and DIC	1	3
Loss on extinguishment of debt	1	5
Other non-cash items, net	2	(4)
Change in assets and liabilities:
Accounts receivable, net	(51)	(47)
Inventories	(35)	(59)
Other current assets	(3)	(1)
Accounts payable	41	34
Operating lease payments	(19)	(25)
Income taxes payable/receivable	25	(68)
Accrued and other current liabilities	13	(153)
Employee benefit obligation contributions	—	(2)
Other assets and liabilities	4	(7)
Net cash provided by (used in) operating activities	9	(36)
Cash used in investing activities
Acquisition of property, plant and equipment and intangible assets	(60)	(115)
Disposal of businesses, net of cash disposed	(6)	—
Net cash used in investing activities	(66)	(115)
Cash (used in) provided by financing activities
Long-term debt proceeds	—	3,640
Long-term debt repayments	(62)	(3,206)
Deferred financing transaction costs on long-term debt	—	(24)
Premium on redemption of long-term debt	(1)	—
Dividends paid to common shareholders	(18)	—
Cash held by Reynolds Consumer Products at the time of distribution	—	(31)
Other financing activities	—	(2)
Net cash (used in) provided by financing activities	(81)	377
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(9)
(Decrease) increase in cash, cash equivalents and restricted cash	(140)	217
Cash, cash equivalents and restricted cash as of beginning of the period	468	1,294
Cash, cash equivalents and restricted cash as of end of the period	$328	$1,511
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$328	$1,453
Cash and cash equivalents classified as assets held for sale or distribution	—	54
Restricted cash included within other current assets	—	4
Cash, cash equivalents and restricted cash as of end of the period	$328	$1,511
Cash paid (received):
Interest	$20	$175
Income taxes (refunded) paid	(16)	11

See accompanying notes to the condensed consolidated financial statements.

Significant non-cash investing and financing activities

During the three months ended March 31, 2020, we repurchased and canceled 35,791,985 shares from Packaging Finance Limited ("PFL") in exchange for transferring 100% of the shares in Reynolds Consumer Products Inc. ("RCPI") to PFL. Refer to Note 2, Discontinued Operations, for additional information. Refer to Note 16, Related Party Transactions, for details of significant non-cash investing and financing activities with related parties.

During the three months ended March 31, 2021 and 2020, we recognized operating lease right-of-use assets and lease liabilities of $33 million and $73 million, respectively.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

The accompanying condensed consolidated financial statements comprise the accounts of Pactiv Evergreen Inc. (“PTVE”) and its subsidiaries (“we”, “us”, “our” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. All significant intercompany transactions have been eliminated in consolidation.

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

The worldwide COVID-19 pandemic has had, and will continue to have, a significant impact on our results of operations, and it may also have additional far-reaching impacts on many aspects of our operations including the impact on customer behaviors, business and manufacturing operations, our employees and the market in general. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations, cash flows and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, actions taken to contain the virus and how quickly and to what extent normal economic and operating conditions can resume.

On February 4, 2020, we distributed our interest in the operations that represented our former Reynolds Consumer Products ("RCP") business to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for the IPO of shares of common stock of RCPI ("RCPI IPO"), which was completed on February 4, 2020. To effect the distribution of RCP, we bought back 35,791,985 of our shares from PFL in consideration of us transferring all of our shares in RCPI to PFL. Upon the distribution of RCPI to PFL, we determined that our former RCP business met the criteria to be classified as a discontinued operation.

On September 16, 2020, we distributed our interest in the operations that represented our former Graham Packaging Company ("GPC") business to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for our initial public offering (“IPO”), which was completed on September 21, 2020. To effect the distribution of GPC, we bought back 14,036,726 of our shares from PFL in consideration of us transferring all of our shares in Graham Packaging Company Inc. (“GPCI”) to PFL. Upon the distribution of GPCI to PFL, we determined that our former GPC business met the criteria to be classified as a discontinued operation.

Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to our continuing operations. Certain of our operations have been presented as discontinued. We present businesses that represent components as discontinued operations when the components either meet the criteria as held for sale, or are sold or distributed, and their expected or actual disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. As discussed in Note 2, Discontinued Operations, the assets, liabilities, results of operations and supplemental cash flow information of all of our former RCP segment, distributed in February 2020, and all of our former GPC segment, distributed in September 2020, are presented as discontinued operations for all periods presented. Sales from our continuing operations to our discontinued operations previously eliminated in consolidation have been recast as external revenues and are included in net revenues within operating income from continuing operations. Refer to Note 16, Related Party Transactions, for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure - Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU requires sponsors of defined benefit pension or other post-retirement plans to provide additional disclosures, including a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period. It also eliminates certain previous disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2020 and must be applied on a retrospective basis to all years presented. The requirements of this guidance have an impact on our annual disclosures but have no impact on the measurement and recognition of amounts in our condensed consolidated financial statements.

Accounting Guidance Issued but Not Yet Adopted as of March 31, 2021

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

Note 2. Discontinued Operations

Our discontinued operations for the three months ended March 31, 2020 was primarily comprised of our former RCP and GPC businesses.

Income from discontinued operations, which includes the results of GPC through September 16, 2020 and the results of RCP through February 4, 2020, were as follows:

For the Three Months Ended March 31, 2020

Net revenues	$652
Cost of sales	(519)
Gross profit	133
Selling, general and administrative expenses	(82)
Restructuring, asset impairment and other related charges	(5)
Interest expense, net(1)	(21)
Other expense, net	—
Income before income taxes from discontinued operations	25
Income tax expense	(22)
Net income from discontinued operations, before gain on disposal	3
Gain on disposal, net of income taxes	—
Net income from discontinued operations	$3

(1)

Includes interest expense and amortization of deferred transaction costs related to debt repaid in conjunction with the distribution of RCPI; also includes a $5 million loss on extinguishment of debt from the repayment of corporate debt on February 4, 2020.

During the three months ended March 31, 2021, we recognized a charge of $3 million related to certain historical tax agreements from previously divested businesses.

The income from discontinued operations for the three months ended March 31, 2020 includes depreciation and amortization expenses of $67 million.

The income from discontinued operations for the three months ended March 31, 2020, includes asset impairment charges of $1 million and restructuring and other related charges of $4 million arising from the ongoing rationalization of GPC's manufacturing footprint, which are included in restructuring, asset impairment and other related charges in the above table.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We have no significant continuing involvement in relation to GPCI.

Subsequent to February 4, 2020, we continue to trade with RCPI in the ordinary course of business. Refer to Note 16, Related Party Transactions, for additional details.

Cash flows from discontinued operations were as follows:

For the Three Months Ended March 31, 2020

Net cash provided by operating activities	$35
Net cash used in investing activities	(42)
Net cash provided by financing activities	478
Net cash from discontinued operations	$471

Note 3. Assets and Liabilities Held for Sale

On March 31, 2021, we completed the sale of the remaining South American closures businesses for an immaterial amount and recognized a partial reversal of the initial impairment charge of $2 million during the three months ended March 31, 2021 which was reflected in restructuring, asset impairment and other related charges in the condensed consolidated statement of (loss) income. This partial reversal was driven by a change in the carrying value of the assets held for sale as of the disposal date. The operations of the South American closures businesses did not meet the criteria to be presented as discontinued operations.

The results of this business have historically been reported within the Other operating segment. The South American closures businesses' income from operations before income taxes for the three months ended March 31, 2020 and March 31, 2021, respectively, were insignificant.

Note 4. Impairment, Restructuring and Other Related Charges

During the three months ended March 31, 2021, we recorded the following impairment, restructuring and other related charges:

	Other asset impairment	Total
Other	$(2)	$(2)
Total	$(2)	$(2)

For the three months ended March 31, 2021, we recorded a partial reversal of the initial impairment charge relating to the sale of the South American closures business of $2 million. Refer to Note 3, Assets and Liabilities Held for Sale, for additional details.

During the three months ended March 31, 2020, we recorded the following impairment, restructuring and other related charges:

	Other asset impairment	Employee terminations	Other restructuring charges	Total
Foodservice	$1	$—	$1	$2
Beverage Merchandising	—	1	—	1
Total	$1	$1	$1	$3

For the three months ended March 31, 2020, we recorded non-cash impairment charges of $1 million relating to obsolete property, plant and equipment, $1 million for employee termination costs and $1 million for other restructuring costs. The remaining aggregate carrying values of the assets impaired at Foodservice was less than $1 million.

The following table summarizes the changes to our restructuring liability for the three months ended March 31, 2021:

	December 31, 2020	Charges to earnings	Cash paid	March 31, 2021
Employee termination costs	$7	$—	$(3)	$4
Total	$7	$—	$(3)	$4

We expect to settle our restructuring liability within twelve months.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 5. Inventories

The components of inventories consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Raw materials	$190	$180
Work in progress	108	108
Finished goods	429	410
Spare parts	89	86
Inventories	$816	$784

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Land and land improvements	$86	$87
Buildings and building improvements	533	532
Machinery and equipment	3,236	3,148
Construction in progress	157	191
Property, plant and equipment, at cost	4,012	3,958
Less: accumulated depreciation	(2,325)	(2,273)
Property, plant and equipment, net	$1,687	$1,685

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of (loss) income:

	For the Three Months
	March 31, 2021	March 31, 2020
Cost of sales	$54	$50
Selling, general and administrative expenses	6	4
Total depreciation expense	$60	$54

Note 7. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Other (1) (2)	Total
Balance as of December 31, 2020	$924	$770	$66	$—	$1,760
Impairment charges	—	—	—	—	—
Balance as of March 31, 2021	$924	$770	$66	$—	$1,760
Accumulated impairment losses	$—	$—	$—	$15	$15

(1)	Other includes operations that do not meet the quantitative threshold for reportable segments.
(2)

During the three months ended March 31, 2021, we reduced the gross carrying amount of goodwill and accumulated impairment losses by $7 million for the disposition of the remaining South American closures businesses within the Other operating segment. Refer to Note 3, Assets and Liabilities Held for Sale, for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Intangible assets, net consisted of the following:

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,019	$(553)	$466	$1,019	$(540)	$479
Other	20	(20)	—	20	(20)	—
Total finite-lived intangible assets	$1,039	$(573)	$466	$1,039	$(560)	$479
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,652	$(573)	$1,079	$1,652	$(560)	$1,092

Amortization expense for intangible assets was $13 million and $14 million for the three months ended March 31, 2021 and 2020, respectively, and was recognized in selling, general and administrative expenses.

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Accrued personnel costs	$101	$117
Accrued rebates and credits	74	68
Accrued interest	34	16
Other(1)	123	121
Accrued and other current liabilities	$332	$322

(1)	Other includes items such as accruals for freight, utilities and property and other non-income related taxes.

Note 9. Debt

Debt consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Credit Agreement	$2,453	$2,457
Notes:
5.125% Senior Secured Notes due 2023	—	59
4.000% Senior Secured Notes due 2027	1,000	1,000
Pactiv Debentures:
7.950% Debentures due 2025	276	276
8.375% Debentures due 2027	200	200
Other	12	12
Total principal amount of borrowings	3,941	4,004
Deferred financing transaction costs ("DIC")	(14)	(14)
Original issue discounts, net of premiums ("OID")	(9)	(10)
	3,918	3,980
Less: current portion	(15)	(15)
Long-term debt	$3,903	$3,965

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We were in compliance with all debt covenants during the three months ended March 31, 2021 and the year ended December 31, 2020.

As detailed in our Annual Report on Form 10-K for the year ended December 31, 2020, during the year ended December 31, 2020, we repaid portions of term loans, the securitization facility and notes totaling $8,944 million, for an aggregate price, including premiums, of $8,978 million, prior to maturity. This included first quarter repayments of $3,206 million of term loans, borrowings under the securitization facility and notes. The repayment of these borrowings resulted in a $5 million loss on extinguishment of debt reported within discontinued operations. Refer to Note 2, Discontinued Operations, for additional details.

Credit Agreement

Certain subsidiaries of the Company are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

	Maturity Date	Value Drawn or Utilized as of March 31, 2021	Applicable Interest Rate as of March 31, 2021
Term Tranches
U.S. term loans Tranche B-1	February 5, 2023	$1,207	LIBOR (floor of 0.000%) + 2.750%
U.S. term loans Tranche B-2	February 5, 2026	$1,246	LIBOR (floor of 0.000%) + 3.250%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2024	$43	—

(1)	The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of bank guarantees and letters of credit.

The weighted average contractual interest rates related to our U.S. term loans Tranche B-1 for the three months ended March 31, 2021 and 2020 were 2.88% and 4.44%, respectively. The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 for the three months ended March 31, 2021 was 3.38%. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates.

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

Indebtedness under the Credit Agreement may be voluntarily repaid, in whole or in part, and must be mandatorily repaid in certain circumstances. We are required to make quarterly amortization payments of 0.25% of the principal amount of Tranche B-2 term loans. Additionally, we are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due in 2020 or are due in 2021 for the year ended December 31, 2020.

Notes

Outstanding Notes, as of March 31, 2021, are summarized below:

Description	Maturity date	Semi-annual interest payment dates
4.000% Senior Secured Notes due 2027	October 15, 2027	April 15 and October 15, commencing April 15, 2021

On February 16, 2021, we repaid the remaining $59 million of the 5.125% senior secured notes at a price of 101.281%. The early repayment of these senior secured notes resulted in a loss on extinguishment of debt of $1 million in respect of the premium on redemption, which was recognized in interest expense, net in the consolidated statement of (loss) income.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Assets pledged as security for borrowings

We, and certain of our U.S. subsidiaries, have pledged substantially all of our assets as collateral to support the obligations under the Credit Agreement and the senior secured notes to the extent permitted by law. This security is expected to be shared on a first priority basis with the creditors under the Credit Agreement.

Notes indentures restrictions

The indenture governing the Notes contains customary covenants which restrict us from certain activities including, among other things, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the indenture governing the Notes.

Early redemption option and change in control provisions

Under the indenture governing the Notes, we can, at our option, elect to redeem the Notes under terms and conditions specified in the indenture. Under the indenture governing the Notes, in certain circumstances which would constitute a change in control, the holders of the Notes have the right to require us to repurchase the Notes at a premium.

Pactiv Debentures

As of March 31, 2021, we had outstanding the following debentures (together, the “Pactiv Debentures”):

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

Other borrowings

Other borrowings include finance lease obligations of $12 million as of March 31, 2021 and December 31, 2020, respectively.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of March 31, 2021:

2021	$11
2022	16
2023	1,220
2024	13
2025	289
Thereafter	2,392
Total principal amount of borrowings	$3,941

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Fair value of our long-term debt

The fair value of our long-term debt as of March 31, 2021 and December 31, 2020 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$2,444	$2,437	$2,447	$2,443
Notes:
5.125% Senior Secured Notes due 2023	—	—	59	60
4.000% Senior Secured Notes due 2027	991	981	991	1,024
Pactiv Debentures:
7.950% Debentures due 2025	273	308	273	318
8.375% Debentures due 2027	198	229	198	235
Other	12	12	12	12
Total	$3,918	$3,967	$3,980	$4,092

Interest expense, net

Interest expense, net consisted of the following:

	As of March 31, 2021	As of March 31, 2020
Interest expense:
Securitization Facility	$—	$3
Credit Agreement	19	38
Notes	10	43
Pactiv Debentures	10	10
Interest income, related party(1)	—	(4)
Interest income, other	(1)	(4)
Amortization:
Deferred financing transaction costs	1	6
Original issue discounts	—	2
Derivative losses	—	12
Net foreign currency exchange losses (gains)	1	(6)
Loss on extinguishment of debt:
Write-off of unamortized DIC and OID	—	—
Redemption premiums	1	—
Other	1	2
Interest expense, net(2)	$42	$102

(1)	Refer to Note 16, Related Party Transactions, for additional details.
(2)

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Amounts presented in the above table exclude interest expense and amortization of deferred financing transaction costs in respect of our 5.750% Senior Secured Notes which were due 2020. Such amounts are presented within discontinued operations as these senior secured notes were required to be repaid in conjunction with the distribution of RCPI.

Note 10. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of March 31, 2021		As of December 31, 2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$6	$—	$9	$(2)
Total fair value	$6	$—	$9	$(2)
Recorded in:
Other current assets	$6	$—	$9	$—
Accrued and other current liabilities	—	—	—	(2)
Total fair value	$6	$—	$9	$(2)

Our derivatives comprise commodity swaps. All derivatives represent Level 2 financial assets and liabilities. Our derivatives are valued using an income approach based on the observable market index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the three months ended March 31, 2021 and 2020, we recognized an unrealized loss of $1 million and $17 million, respectively, in cost of sales in the condensed consolidated statements of (loss) income.

The following table provides the detail of outstanding commodity derivative contracts as of March 31, 2021:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Natural gas swaps	Million BTU	2,148,395	$2.47 - $2.94	May 2021 - Sep 2022
Polymer-grade propylene swaps	Pound	24,571,427	$0.38 - $0.52	Apr 2021 - Aug 2021
Benzene swaps	U.S. liquid gallon	5,518,856	$1.51 - $2.96	May 2021 - Dec 2021
Diesel swaps	U.S. liquid gallon	233,160	$2.41 - $2.50	Apr 2021 - Dec 2021
Low-density polyethylene swaps	Pound	9,000,000	$ 0.71	Apr 2021 - Dec 2021
Ethylene swaps	Pound	161,944	$ 0.26	Apr 2021 - Apr 2021

Note 11. Employee Benefits

Net periodic benefit income for defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
Service cost	$(2)	$(2)
Interest cost	(27)	(35)
Expected return on plan assets	50	51
Total net periodic benefit income	$21	$14

Net periodic benefit income for defined benefit pension plans and other post-employment benefit plans has been recognized as follows:

	For the Three Months Ended March 31,
	2021	2020
Cost of sales	$(2)	$(2)
Non-operating income, net	23	16
Total net periodic benefit income	$21	$14

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

No contributions to the Pactiv Evergreen Pension Plan (“PEPP”) are expected to be made in 2021.

Note 12. Other Income, Net

Other income, net consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
Related party management fee(1)	$—	$(5)
Foreign exchange gains on cash(2)	—	84
Transition service agreement income(1)	4	4
Other	2	(6)
Other income, net	$6	$77

(1)

See Note 16, Related Party Transactions, for additional details. The transition services agreement income is primarily attributable to services provided to our former segments, RCP and GPC, and our former closures businesses.

(2)	Primarily arose from holding U.S. dollars in non-U.S. dollar functional currency entities.

Note 13. Commitments and Contingencies

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

On April 14, 2021, MP2 Energy LLC (“MP2”) filed a lawsuit against Pactiv LLC (“Pactiv”), one of our indirect subsidiaries, in state court in Montgomery County, Texas. In this lawsuit, MP2 seeks to collect approximately $40 million from Pactiv that MP2 claims that Pactiv owes MP2 under an energy management services agreement (“EMSA”). Under the EMSA, Pactiv agreed, among other things, to sell MP2 a certain contract quantity of energy at a specified price. If this contract quantity of energy became unavailable for Pactiv to sell to MP2, the EMSA granted MP2 the right to contract for the purchase of the shortfall in the contract quantity, and to charge Pactiv for the cost incurred by MP2 in contracting for that shortfall, “unless due to an event of Force Majeure.” On February 15, 2021, Pactiv notified MP2 that Pactiv was excused by Force Majeure under the EMSA to the extent that the contract quantity of energy was not available for Pactiv to sell to MP2 because of the winter weather emergency caused by Winter Storm Uri. Even though MP2 does not dispute that Winter Storm Uri constituted an event of Force Majeure under the EMSA, MP2 nevertheless seeks to hold Pactiv responsible in this lawsuit for $40 million in costs that MP2 claims it incurred in contracting for a shortfall in Pactiv’s contract quantity of energy during the event of Force Majeure. Pactiv disputes any liability to MP2 and maintains that Pactiv acted reasonably at all times and that the event of Force Majeure excused any obligation Pactiv had to supply the contract quantity under the EMSA or to reimburse MP2 for its cost in contracting for any shortfall in the contract quantity. Pactiv believes that MP2’s claim is without merit and that Pactiv has strong defenses against MP2’s claim, including, but not limited to, Force Majeure. Pactiv intends to vigorously defend itself against MP2’s claim in this lawsuit. Although we are confident of Pactiv’s legal position in this matter and do not consider it probable that this matter will result in a material loss, we can offer no assurance that Pactiv will in fact obtain a favorable outcome.

As part of the agreements for the sale of various businesses, we have provided certain warranties and indemnities to the respective purchasers as set out in the respective sale agreements. These warranties and indemnities are subject to various terms and conditions affecting the duration and total amount of the indemnities. As of March 31, 2021, we are not aware of any material claims under these agreements that would give rise to an additional liability. However, if such claims arise in the future, they could have a material effect on our balance sheet, results of operations and cash flows.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 14. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of accumulated other comprehensive loss (“AOCL”):

	For the Three Months Ended March 31,
	2021	2020
Currency translation adjustments:
Balance as of beginning of period	$(189)	$(354)
Currency translation adjustments	(9)	(174)
Amounts reclassified from AOCL(1)	(11)	1
Other comprehensive income (loss)	(20)	(173)
Distribution of RCPI(2)(3)	—	2
Balance as of end of period	$(209)	$(525)
Defined benefit plans:
Plans associated with continuing operations
Balance as of beginning of period	$(160)	$(176)
Balance as of end of period	$(160)	$(176)
Plans held for sale or distribution
Balance as of beginning of period	$—	$12
Distribution of RCPI(2)(3)	—	(13)
Balance as of end of period	$—	$(1)
AOCL
Balance as of beginning of period	$(349)	$(518)
Other comprehensive income (loss)	(20)	(173)
Distribution of RCPI(2)(3)	—	(11)
Balance as of end of period	$(369)	$(702)

(1)

The reclassification of currency translation adjustment amounts to earnings during the three months ended March 31, 2021 relates to the sale of the remaining South American closures business. See Note 3, Assets and Liabilities Held for Sale, for additional details.

(2)

Currency translation adjustment reclassifications associated with the distribution of RCPI are recorded directly to additional paid in capital. See Note 2, Discontinued Operations, for additional details.

(3)	Defined benefit plan reclassifications associated with the distribution of RCPI are recorded directly to retained earnings.

Note 15. Income Taxes

The effective tax rates for the three months ended March 31, 2021 and 2020 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended March 31, 2021, we recognized a tax benefit of $18 million on a loss from continuing operations before tax of $29 million. The effective tax rate was driven primarily by a $10 million discrete benefit from the partial release of our valuation allowance for deferred interest deductions, which was partially offset by certain nondeductible expenses and varying rates among the jurisdictions in which we operate.

During the three months ended March 31, 2020, we recognized a tax benefit of $94 million on income from continuing operations before tax of $39 million. The effective tax rate is primarily attributable to the enactment of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in March 2020 and the mix of income and losses taxed at varying rates among the jurisdictions in which we operate. Retroactive provisions of the CARES Act enabled us to utilize additional deferred interest deductions, which lowered taxable income for both the year ended December 31, 2019 and the year ended December 31, 2020.  We recognized in the three months ended March 31, 2020 a discrete tax benefit of $90 million in respect of our taxable income for the year ended December 31, 2019.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017.  It is possible the audit will be completed in the next 12 months. As of March 31, 2021, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 16. Related Party Transactions

As of March 31, 2021, 78% of our shares are owned by PFL or another entity of which Mr. Graeme Hart is the ultimate shareholder (together with PFL, the “Hart Stockholders”).

In addition to the distributions of RCPI and GPCI to PFL in 2020, as described further in Note 1, Nature of Operations and Basis of Presentation, the related party entities and types of transactions we entered into with them are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Transaction Value for the Three Months Ended		Balance Outstanding as of:
	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020
Balances and transactions with joint ventures
Included in other current assets			$11	$7
Sale of goods and services(1)	$10	$11
Balances and transactions with other entities controlled by Mr. Graeme Hart
Current related party receivables			49	55
Sale of goods and services(2)	78	87
Transition services agreements and rental income(2)	4	3
Tax loss transfer(3)	—	13
Recharges(4)	5	—
Noncurrent related party receivables(5)			—	—
Interest income	—	3
Related party payables			(8)	(10)
Purchase of goods(2)	(25)	(39)
Recharges(4)	(6)	(6)
Management fee(6)	—	(5)
Tax loss transfer(3)	—	(1)

(1)	All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and repayable on demand.
(2)

Following the distribution of RCPI on February 4, 2020, we continue to trade with them, selling and purchasing various goods and services under contractual arrangements that expire over a variety of periods through December 31, 2024. Prior to February 4, 2020, our continuing operations recognized revenue and cost of sales in respect of sales to and purchases from RCPI. Refer to Note 2, Discontinued Operations. As part of the separation process, among other agreements, we have entered into two lease arrangements with RCPI and entered into a transition services agreement to provide ongoing agreed services to RCPI, as requested. We do not trade with GPCI on an ongoing basis. We have entered into a transition services agreement to provide ongoing agreed services to GPCI, as requested. We have also entered into a tax matters agreement with GPCI. We have recognized a receivable of $12 million under the tax matters agreement in relation to GPCI’s estimated share of U.S. federal taxes in respect of the period from January 1, 2020 through to September 16, 2020.

(3)	Represents payments received or made for tax losses transferred between our entities and other entities controlled by Mr. Graeme Hart.
(4)

Represents certain costs paid on our behalf that were subsequently recharged to us or that we pay on behalf of a related party and subsequently recharge to them. These charges are for various costs incurred including services provided, financing and other activities. All amounts are unsecured, non-interest bearing and settled on normal trade terms. As part of our IPO, we have entered into a transition services agreement with Rank Group Limited ("Rank"), an entity controlled by Mr. Graeme Hart, under which Rank will, upon our request, continue to provide certain administrative and support services to us, and we will provide support services to Rank upon request. All services provided will be charged at an agreed hourly rate plus any third party costs.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

(5)

Our previous loan with Rank accrued interest at a rate based on the average 90-day New Zealand bank bill rate, set quarterly, plus a margin of 3.25%. During the three months ended March 31, 2020, interest was charged at 4.28%. In September 2020, in preparation for our IPO, the loan receivable was forgiven and was recognized as a reduction in retained earnings.

(6)

Our previous financing agreements permitted the payment of management fees to related parties for management, consulting, monitoring and advising services. The management fees were paid pursuant to a services agreement with Rank which was terminated upon our IPO. During the three months ended March 31, 2020, management fees of $5 million were recognized in Other income, net.

Note 17. Equity Based Compensation

In conjunction with our IPO, we established the Pactiv Evergreen Inc. Equity Incentive Plan (the “Equity Incentive Plan”) for purposes of granting stock or other equity based compensation awards to our employees (including our senior management), directors, consultants and advisors. The maximum number of shares of common stock initially available for issuance under our Equity Incentive Plan was 9,079,395 shares.

We recognized $4 million of equity based compensation expense for the three months ended March 31, 2021 which is reflected in selling, general and administrative expenses in the condensed consolidated statement of (loss) income. There was no equity based compensation expense recorded during the three months ended March 31, 2020.

Restricted Stock Units

During the three months ended March 31, 2021, we granted additional restricted stock units (“RSUs”) to certain members of management. These RSUs required future service to be provided and vest in annual installments over a period ranging from 1 to 4 years beginning on the first anniversary of the original grant date. The following table summarizes RSU activity during 2021:

(in thousands, except per share amounts)	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	297	$14.00
Granted	686	$15.04
Non-vested, at March 31	983	$14.73

Unrecognized compensation cost related to unvested RSUs as of March 31, 2021 was $9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Performance Share Units

We may grant performance share units (“PSUs”) which vest based on the achievement of various company performance targets achieved during a performance period set by our Compensation Committee. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. Each PSU is equal to one common share once vested with varying maximum award value limitations. During the three months ended March 31, 2021, we granted PSUs to certain members of management which vest on the third anniversary of the original grant date. The following table summarizes PSU activity during 2021:

(in thousands, except per share amounts)	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	—	$—
Granted	298	$15.05
Non-vested, at March 31	298	$15.05

Unrecognized compensation cost related to unvested PSUs as of March 31, 2021 was $4 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 18. Earnings Per Share

A reconciliation of the number of shares used for our (loss) earnings per share calculation was as follows:

	For the Three Months Ended March 31,
	2021	2020
Net (loss) income attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations	$(12)	$133
From discontinued operations	(3)	3
Total	$(15)	$136
Weighted average number of shares outstanding
Basic	177.2	134.4
Effect of dilutive securities	—	—
Diluted	177.2	134.4
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$(0.07)	$0.99
Diluted	$(0.07)	$0.99
From discontinued operations
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02
Total
Basic	$(0.09)	$1.01
Diluted	$(0.09)	$1.01

The weighted average number of shares outstanding prior to our IPO reflects our conversion to a Delaware incorporated entity and the subsequent stock split, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2020. The stock split has been retroactively reflected, resulting in 134.4 million weighted average number of shares outstanding for the three months ended March 31, 2020.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.2 million shares for the three months ended March 31, 2021.

Our Board of Directors approved a dividend of $0.10 per share on May 3, 2021 to be paid on June 15, 2021 to shareholders of record as of May 28, 2021.

Note 19. Segment Information

ASC 280 Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. These reportable segments reflect our operating structure and the manner in which our Chief Operating Decision Maker (“CODM”) assesses information for decision-making purposes.

The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions. Our reportable segments are described as follows:

Foodservice - Manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Foodservice manufactures food containers, drinkware (hot and cold cups and lids), dinnerware, serviceware and other products which make eating on-the-go more enjoyable and easy to do.

Food Merchandising - Manufactures products that protect and attractively display food while preserving freshness. Food Merchandising products include clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and molded fiber cartons.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Beverage Merchandising - Manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets. Beverage Merchandising manufactures and supplies integrated fresh carton systems, which include printed cartons, spouts and filling machinery. It also produces fiber-based liquid packaging board for its internal requirements and to sell to other fresh beverage carton manufacturers as well as a range of paper-based products which it sells to paper and packaging converters.

Other/Unallocated - In addition to our reportable segments, we have other operating segments that do not meet the threshold for presentation as a reportable segment. These operating segments include the remaining components of our former closures business, which generate revenue from the sale of caps and closures, and are presented as “Other” in the reconciliation between total reportable segment amounts and the equivalent consolidated measure. Unallocated includes corporate costs, primarily relating to companywide functions such as finance, tax and legal and the effects of the PEPP and equity based compensation.

Information by Segment

We present reportable segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments.

Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, foreign exchange gains or losses on cash, related party management fees, unrealized gains or losses on derivatives, gains or losses on the sale of businesses and noncurrent assets, impairment charges, restructuring, asset impairment and other related charges, operational process engineering-related consultancy costs, non-cash pension income or expense, strategic review and transaction-related costs, and executive transition charges.

Reportable segment assets represent trade receivables, inventory and property, plant and equipment:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
For the Three Months Ended March 31, 2021
Net revenues	$454	$342	$339	$1,135
Intersegment revenues	—	—	18	18
Total reportable segment net revenues	$454	$342	$357	$1,153
Adjusted EBITDA	$61	$55	$(32)	$84
For the Three Months Ended March 31, 2020
Net revenues	$473	$344	$363	$1,180
Intersegment revenues	—	—	34	34
Total reportable segment net revenues	$473	$344	$397	$1,214
Adjusted EBITDA	$56	$53	$49	$158

Reportable segment assets consisted of the following:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
As of March 31, 2021	$1,099	$722	$1,065	$2,886
As of December 31, 2020	1,064	703	1,039	2,806

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated U.S. GAAP (loss) income from continuing operations before income taxes:

	For the Three Months Ended March 31,
	2021	2020
Reportable segment Adjusted EBITDA	$84	$158
Other	1	2
Unallocated	(8)	(15)
	77	145
Adjustments to reconcile to U.S. GAAP (loss) income from continuing operations before income taxes
Interest expense, net	(42)	(102)
Depreciation and amortization	(73)	(68)
Restructuring, asset impairment and other related charges	2	(3)
Non-cash pension income	23	18
Operational process engineering related consultancy costs	(3)	(8)
Related party management fee	—	(5)
Strategic review and transaction-related costs	—	(6)
Foreign exchange gains on cash	—	84
Unrealized losses on derivatives	(1)	(17)
Executive transition charges	(10)	—
Other	(2)	1
(Loss) income from continuing operations before tax	$(29)	$39

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of March 31, 2021	As of December 31, 2020
Reportable segment assets	$2,886	$2,806
Other	40	34
Unallocated(1)	3,825	4,003
Total assets	$6,751	$6,843

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended March 31,
	2021	2020
Foodservice
Drinkware(1)	$165	$182
Containers(1)	209	179
Tableware(1)	38	64
Serviceware and other(1)	42	48
Food Merchandising
Meat trays	87	95
Bakery/snack/produce/fruit containers	69	64
Prepared food trays	34	34
Egg cartons	26	26
Tableware(2)	82	87
Other	44	38
Beverage Merchandising
Cartons for fresh beverage products	192	200
Liquid packaging board	91	115
Paper products	74	82
Reportable segment net revenues	1,153	1,214
Other / Unallocated
Other	29	32
Inter-segment eliminations	(18)	(34)
Net revenues	$1,164	$1,212

(1)	Certain product sales in the prior year have been re-categorized to conform with the current year presentation as the segment realigned its go-to-market product strategy.
(2)	During the current year, Food Merchandising changed the name of its historical Dinnerware product line to Tableware.

For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and anticipated growth in the markets served by our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks include, among others, those related to:

•	future costs of raw materials, energy and freight, including the impact of tariffs, trade sanctions and similar matters;
•	competition in the markets in which we operate;
•	changes in consumer lifestyle, eating habits, nutritional preferences and health-related and environmental and sustainability concerns;
•	failure to maintain satisfactory relationships with our major customers;
•	the impact of a loss of any of our key manufacturing facilities;
•	our dependence on suppliers of raw materials and any interruption to our supply of raw materials;
•	the uncertain economic, operational and financial impacts of the COVID-19 pandemic;
•	our ability to realize the benefits of our capital investment, restructuring and other cost savings programs;
•	seasonality and cyclicality;
•	loss of key management or other personnel;
•	uncertain global economic conditions;
•	supply of faulty or contaminated products;
•	compliance with, and liabilities related to, environmental, health and safety laws, regulations and permits;
•	impact of government regulations and judicial decisions affecting products we produce or the products contained in the products we produce;
•	any non-compliance with the Foreign Corrupt Practices Act or similar laws;
•	the ownership of a majority of the voting power of our common stock by the Hart Stockholders;
•	our ability to establish independent financial, administrative, and other support functions; and
•	our status as a “controlled company” within the meaning of the rules of Nasdaq.

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

Description of the Company and its Business Segments

We are a manufacturer and supplier of fresh food and beverage packaging products primarily in North America. We report our business in three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. Our Foodservice segment manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Our Food Merchandising segment manufactures products that protect and attractively display food while preserving freshness. Our Beverage Merchandising segment manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets.

Recent Developments and Items Impacting Comparability

Winter Storm Uri

During February 2021, the Southern portion of the U.S. was impacted by Winter Storm Uri which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. We incurred approximately $39 million of incremental costs including energy costs, primarily related to natural gas, shut-down costs and some property damage during the storm. Our Beverage Merchandising segment was impacted to the greatest degree with incremental costs of $34 million incurred by our paper mill in Pine Bluff, Arkansas.

As a result of the storm, certain of our suppliers with locations in the impacted areas were also unable to operate which subsequently has resulted in their declaration of force majeure on meeting the supply quantities due to us. In particular, our supply of various resin types has been limited and we have been required to purchase from other suppliers, and at a higher price, in order to meet our production demands for March and April of 2021. We expect to see this impact our cost of sales in the second quarter of 2021 as the products manufactured with this higher price material are sold. Additionally, we expect to incur additional costs in Beverage Merchandising related to continued repairs to equipment damaged during Winter Storm Uri. The total impact of these items in the second quarter of 2021 is expected to be approximately $10 million.

COVID-19

Our business and operating results for 2021 continue to be impacted by the COVID-19 pandemic. However, we have seen improvement in our business during the first quarter of 2021, which we expect to continue throughout 2021 as the economies in which we operate recover.

Our highest priorities continue to be the safety of our employees and working with our employees and network of suppliers and customers to help maintain the food supply chain as an essential business.

As we are a part of the global food supply chain, we have taken a number of actions to promote the health and safety of our employees and customers in order to maintain the availability of our products to meet the needs of our customers. To date, we have not experienced significant issues within our supply chain due to the COVID-19 pandemic, including the sourcing of materials and logistics service providers.

We expect that the COVID-19 pandemic will continue to impact our results of operations in future periods as the macroeconomic environment changes and consumer behavior continues to evolve. However, while the general effects of the COVID-19 pandemic continue to change and remain unpredictable, we expect an improved second half of 2021 as the markets in which we operate see increased mobility.

We continue to proactively manage our business in response to the evolving impacts of the pandemic, and we will continue to communicate with and support our employees and customers, to monitor and take steps to further safeguard our supply chain, operations and assets, to protect our liquidity and financial position, to work toward our strategic priorities and to monitor our financial performance as we seek to position the Company to withstand the current uncertainty related to this pandemic.

How We Assess the Performance of Our Business and Use of Non-GAAP Measures

In addition to financial measures determined in accordance with GAAP, we make use of the non-GAAP financial measure Adjusted EBITDA from continuing operations to evaluate and manage our business and to plan and make near-term and long-term operating and strategic decisions.

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations is defined as net (loss) income from continuing operations calculated in accordance with GAAP plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to foreign exchange gains or losses on cash, related party management fees, unrealized gains or losses on derivatives, gains or losses on the sale of businesses and noncurrent assets, impairment charges, restructuring, asset impairment and other related charges, operational process engineering-related consultancy costs, non-cash pension income or expense, strategic review and transaction-related costs, and executive transition charges.

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

The following is a reconciliation of our net (loss) income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Net (loss) income from continuing operations (GAAP)	$(11)	$133
Income tax benefit	(18)	(94)
Interest expense, net	42	102
Depreciation and amortization	73	68
Restructuring, asset impairment and other related charges(1)	(2)	3
Non-cash pension income(2)	(23)	(18)
Operational process engineering-related consultancy costs(3)	3	8
Related party management fee(4)	—	5
Strategic review and transaction-related costs(5)	—	6
Foreign exchange gains on cash(6)	—	(84)
Unrealized losses on derivatives(7)	1	17
Executive transition charges(8)	10	—
Other	2	(1)
Adjusted EBITDA from continuing operations (Non-GAAP)	$77	$145

(1)

Reflects asset impairment, restructuring and other related charges (net of reversals) primarily associated with the remaining closures businesses that are not reported within discontinued operations. For further information, refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.

(2)	Reflects the non-cash pension income related to our employee benefit plans.
(3)	Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(4)

Reflects the related party management fee charged by Rank to us. For further information, refer to Note 16, Related Party Transactions, for additional details. Following our IPO, we are no longer charged the related party management fee.

(5)	Reflects costs incurred for strategic reviews of our businesses, as well as costs related to our IPO that could not be offset against the proceeds of the IPO.
(6)	Reflects foreign exchange gains on cash, primarily on U.S. dollar amounts held in non-U.S. dollar functional currency entities.
(7)	Reflects the mark-to-market movements in our commodity derivatives. For further information, refer to Note 10, Financial Instruments, for additional details.
(8)	Reflects charges relating to key executive retirement and separation agreements in the first quarter of 2021.

Results of Operations

Three Months Ended March 31, 2021 compared with Three Months Ended March 31, 2020

Reportable Segment Net Revenue and Adjusted EBITDA

(In millions, except for %)	Foodservice	Food Merchandising	Beverage Merchandising
Net revenues
2021	$454	$342	$357
2020	$473	$344	$397
Change	$(19)	$(2)	$(40)
% Change	(4)%	(1)%	(10)%
Adjusted EBITDA
2021	$61	$55	$(32)
2020	$56	$53	$49
Change	$5	$2	$(81)
% Change	9%	4%	NM

NM indicates that the calculation is “not meaningful”.

Consolidated Results

	For the Three Months Ended March 31,
(In millions, except for %)	2021	% of revenue	2020	% of revenue	Change	% change
Net revenues	$1,164	100%	$1,212	100%	$(48)	(4)%
Cost of sales	(1,056)	(91)%	(1,038)	(86)%	(18)	(2)%
Gross profit	108	9%	174	14%	(66)	(38)%
Selling, general and administrative expenses	(126)	(11)%	(123)	(10)%	(3)	2%
Restructuring, asset impairment and other related charges	2	—%	(3)	—%	5	NM
Other income, net	6	1%	77	6%	(71)	(92)%
Operating (loss) income from continuing operations	(10)	(1)%	125	10%	(135)	NM
Non-operating income, net	23	2%	16	1%	7	44%
Interest expense, net	(42)	(4)%	(102)	(8)%	60	59%
(Loss) income from continuing operations before tax	(29)	(2)%	39	3%	(68)	NM
Income tax benefit	18	2%	94	8%	(76)	(81)%
(Loss) income from continuing operations	(11)	(1)%	133	11%	(144)	NM
(Loss) income from discontinued operations, net of income taxes	(3)		3		(6)
Net (loss) income	$(14)		$136		$(150)
Adjusted EBITDA from continuing operations(1)	$77	7%	$145	12%	$(68)	(47)%

(1)

Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Adjusted EBITDA from continuing operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for the Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

	Price/Mix	Volume	FX	Total
Net revenues	(1)%	(4)%	1%	(4)%
By reportable segment:
Foodservice	—%	(4)%	—	(4)%
Food Merchandising	3%	(4)%	—%	(1%)
Beverage Merchandising	(4)%	(7)%	1%	(10)%

Net Revenues. Net revenues for the three months ended March 31, 2021 decreased by $48 million, or 4%, to $1,164 million compared to the three months ended March 31, 2020. The decrease was primarily due to lower sales volume within our Foodservice and Beverage Merchandising segments, largely due to the unfavorable impact from the COVID-19 pandemic, as well as lower pricing, mainly due to lower raw material costs passed through to customers and lower pricing in Beverage Merchandising due to the impact of COVID-19.

Cost of Sales. Cost of sales for the three months ended March 31, 2021 increased by $18 million, or 2%, to $1,056 million compared to the three months ended March 31, 2020. The increase was primarily due to higher manufacturing costs driven by $39 million of incremental costs incurred related to the impact of Winter Storm Uri, timing of a cold mill outage and production inefficiencies in Beverage Merchandising. This increase was partially offset by lower sales volume within our Foodservice and Beverage Merchandising segments and favorable raw material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2021 increased by $3 million, or 2%, to $126 million compared to the three months ended March 31, 2020. The increase was primarily due a $10 million charge related to executive transition agreements, partially offset by lower strategic review and transaction related costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended March 31, 2021 changed by $5 million, to a $2 million benefit for the three months ended March 31, 2021 compared to a $3 million expense for the three months ended March 31, 2020. Refer to Note 3, Impairment, Restructuring and Other Related Charges, for additional details.

Other Income, Net. Other income, net, for the three months ended March 31, 2021 decreased by $71 million to $6 million compared to $77 million for the three months ended March 31, 2020. The change was primarily attributable to foreign exchange gains on cash of $84 million in the prior year period, largely on U.S. dollar cash balances held by foreign entities with a non-U.S. dollar functional currency which were redomiciled to the U.S. upon our initial public offering, partially offset by lower strategic and transaction related costs.

Non-operating Income, Net. Non-operating income, net, for the three months ended March 31, 2021 increased to $23 million compared to $16 million for the three months ended March 31, 2020. The increase was primarily due to a decrease in interest cost on benefit plans, largely as a result of a decrease in interest rates.

Interest Expense, Net. Interest expense, net, for the three months ended March 31, 2021 decreased by $60 million, or 59%, to $42 million, compared to the three months ended March 31, 2020. Interest expense, net decreased by $52 million reflecting the reduction in principal amounts outstanding under our notes and term loans. Interest expense, net for the three months ended March 31, 2020 was also impacted by $12 million of expense from our interest rate swap which we subsequently terminated in August of 2020. These decreases were partially offset by an unfavorable change in foreign exchange rates of $7 million. Refer to Note 9, Debt, for additional details.

Income Tax Benefit. During the three months ended March 31, 2021, we recognized a tax benefit of $18 million on a loss from continuing operations before tax of $29 million, compared to a tax benefit of $94 million on income from continuing operations before tax of $39 million for the three months ended March 31, 2020. The effective tax rate during the three months ended March 31, 2021 was primarily attributable to the partial release of our valuation allowance for deferred interest deductions offset by the tax expense on our overall projected earnings subject to taxation by the various jurisdictions in which we operate. The effective tax rate during the three months ended March 31, 2020 was primarily attributable to retroactive provisions in the CARES Act enacted in March 2020, mainly in relation to a discrete tax benefit from the deductibility of deferred interest deductions.

(Loss) Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations, net of income taxes for the three months ended March 31, 2020 included only one month of results of our former Reynolds Consumer Products segment and three months of our former Graham Packaging segment. Refer to Note 2, Discontinued Operations, for additional details.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the three months ended March 31, 2021 decreased by $68 million, or 47%, to $77 million compared to the three months ended March 31, 2020. The decline was primarily due to higher manufacturing costs in Beverage Merchandising driven by the impact of Winter Storm Uri along with the additional impact from a cold mill outage, higher manufacturing costs in Foodservice and Food Merchandising, and lower volume primarily driven by the impact of COVID-19, partially offset by favorable raw material costs, net of lower costs passed through to customers. Adjusted EBITDA for the first quarter of 2021 included $39 million of additional costs incurred related to the impact of Winter Storm Uri.

Segment Information

Foodservice

	For the Three Months Ended March 31,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$454	$473	$(19)	(4)%
Segment Adjusted EBITDA	$61	$56	$5	9%
Segment Adjusted EBITDA Margin	13%	12%

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended March 31, 2021 decreased by $19 million, or 4%, to $454 million compared to the three months ended March 31, 2020. The decrease was primarily due to lower sales volume due to the market contraction from the impact of the COVID-19 pandemic.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended March 31, 2021 increased by $5 million, or 9%, to $61 million compared to the three months ended March 31, 2020. The increase was primarily due to lower raw material costs, net of lower costs passed through to customers, partially offset by higher manufacturing costs and lower sales volume due to the impact of the COVID-19 pandemic.

Food Merchandising

	For the Three Months Ended March 31,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$342	$344	$(2)	(1)%
Segment Adjusted EBITDA	$55	$53	$2	4%
Segment Adjusted EBITDA Margin	16%	15%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the three months ended March 31, 2021 decreased by $2 million, or 1%, to $342 million compared to the three months ended March 31, 2020. The decrease was primarily due to lower volume partially offset by favorable pricing net of product mix.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the three months ended March 31, 2021 increased by $2 million, or 4%, to $55 million compared to the three months ended March 31, 2020. The increase was primarily due to favorable material costs, net of lower costs passed through to customers, and favorable pricing, mostly offset by higher manufacturing costs.

Beverage Merchandising

	For the Three Months Ended March 31,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$357	$397	$(40)	(10)%
Segment Adjusted EBITDA	$(32)	$49	$(81)	NM
Segment Adjusted EBITDA Margin	(9)%	12%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the three months ended March 31, 2021 decreased by $40 million, or 10%, to $357 million compared to the three months ended March 31, 2020. The decrease was primarily due to lower sales volume and lower pricing due to the impact of the COVID-19 pandemic.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the three months ended March 31, 2021 decreased by $81 million to a loss of $32 million compared to the three months ended March 31, 2020. The decrease was primarily driven by the additional costs incurred related to the impact of Winter Storm Uri of $34 million and $16 million from a cold mill outage during the first quarter 2021, production inefficiencies and lower pricing driven by COVID-19.

Liquidity and Capital Resources

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our shareholders. Our operating cash flows, existing cash balances and available capacity under our revolving credit facility are our primary sources of liquidity and are expected to be used for, among other things, capital expenditures necessary to complete our Strategic Investment Program, payment of interest and principal on our long-term debt obligations, and distributions to shareholders that require approval by our Board of Directors. Additionally, we may continue to utilize long-term debt issuances for our funding requirements. While we may need additional financing to support our business and pursue our growth strategy, we currently do not expect any negative effects to our funding sources that would have a material effect on our liquidity.

Cash provided by (used in) operating activities:

Net cash provided by operating activities changed by $45 million to $9 million for the three months ended March 31, 2021 compared to net cash used in operating activities of $36 million for the three months ended March 31, 2020. The change was primarily driven by lower cash outflows related to interest payments, partially offset by lower cash earnings. Cash provided by operating activities for the three months ended March 31, 2020 included $35 million related to discontinued operations.

Cash used in investing activities:

Net cash used in investing activities decreased by $49 million to $66 million for the three months ended March 31, 2021, compared to $115 million for the three months ended March 31, 2020. The decrease related to our continuing operations was primarily attributable to lower capital expenditures due to the timing of spend. Cash used in investing activities for the three months ended March 31, 2020 included $42 million related to discontinued operations.

During the three months ended March 31, 2021 and 2020, we invested $14 million and $27 million, respectively, on our Strategic Investment Program.

Cash used in (provided by) financing activities:

Net cash from financing activities changed by $458 million to $81 million of cash used in financing activities for the three months ended March 31, 2021 compared to net cash provided by financing activities of $377 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, cash used in financing activities primarily consisted of the $59 million redemption of the remaining portion of our 5.125% Notes and the payment of $18 million of dividends to our shareholders. During the three months ended March 31, 2020, cash provided by financing activities was primarily attributable to the incurrence of $3,616 million of debt, net of transaction costs, by RCPI immediately prior to its distribution, net of our repayment of $3,206 million of our pre-existing debt and $31 million of cash held by RCPI at the time of its distribution.

Dividends

We paid cash dividends of $18 million during the three months ended March 31, 2021 and there were no dividends paid during the three months ended March 31, 2020. Our Board of Directors approved a dividend of $0.10 per share on May 3, 2021 to be paid on June 15, 2021 to shareholders of record as of May 28, 2021.

Our Credit Agreement limits the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Debt and Liquidity:

As of March 31, 2021, we had $3,941 million of total principal amount of borrowings. Refer to Note 9, Debt, for details of our recent repayments and maturities. The nature and amount of our long-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors.

During the three months ended March 31, 2021, we repaid the remaining $59 million aggregate principal amount of the 5.125% Notes at a price of 101.281%.

Our 2021 annual cash interest obligations on our borrowings, including borrowings that have been repaid, are expected to be approximately $155 million. As of March 31, 2021, the underlying one month LIBO rate for amounts borrowed under our Credit Agreement was 0.11%.

As of March 31, 2021, we had $328 million of cash and cash equivalents on hand and $207 million available for drawing under our revolving credit facility. We believe that our existing cash resources, projected cash flows generated from operations together with our borrowing availability under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next 12 months. Our next significant near term maturity of borrowings is $1,207 million of U.S. term loans due in February 2023. We currently anticipate incurring approximately $305 million of capital expenditures during fiscal year 2021. We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

Our ability to borrow under our revolving credit facility or our local working capital facilities or to incur additional indebtedness may be limited by the terms of such indebtedness or other indebtedness, including the Credit Agreement and the notes. The Credit Agreement and the indenture governing the notes generally allow our subsidiaries to transfer funds in the form of cash dividends, loans or advances within the Company.

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

Critical Accounting Policies, Estimates and Assumptions

The most critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations and require us to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. Our significant accounting policies are described in Note 1, Nature of Operations and Basis of Presentation, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, is included in Note 1, Nature of Operations and Basis of Presentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We had significant debt commitments outstanding as of March 31, 2021. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Our interest rate risk arises primarily on significant borrowings that are denominated in U.S. dollars drawn under our Credit Agreement. The Credit Agreement includes interest rate floors of 0.0% per annum on the term loans and the revolving loan.

The underlying rates for our Credit Agreement are the one-month LIBOR, and as of March 31, 2021 the applicable rates, including the relevant margins, were 2.86% for Term Loans Tranche B-1 and 3.36% for Term Loans Tranche B-2. Based on our outstanding debt commitments as of March 31, 2021, a one-year timeframe and all other variables remaining constant, a 100 basis point increase in interest rates would result in a $25 million increase in interest expense on the term loans under our Credit Agreement. A 100 basis point decrease in interest rates would result in a $3 million decrease in interest expense on the term loans under our Credit Agreement.

Interest rates may fluctuate if LIBOR ceases to exist or if new methods of calculating LIBOR will be established. See Risk Factors—Risks Relating to Our Business and Industry—Certain of our long-term indebtedness bears interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to fluctuate or cause other unanticipated consequences, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge residual foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. We had no foreign currency derivative contracts as of March 31, 2021.

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

We enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass through these changes to our customers or (b) fix our input costs for a period. See Note 10, Financial Instruments, for the details of our commodity derivative contracts as of March 31, 2021.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of March 31, 2021, would have resulted in a change of less than $1 million in the unrealized loss recognized in the consolidated statement of (loss) income, assuming all other variables remain constant.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 13, Commitments and Contingencies, to the interim Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

As disclosed in our risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020, in August 2020 we identified practices in our Evergreen Packaging Shanghai business, which is part of our Beverage Merchandising segment, which involve acts potentially in violation of the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). In September 2020 we made a voluntary self-disclosure to the U.S. Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) about these items and our investigation being conducted by external counsel, accountants and other advisors. Our investigation identified the occasional giving of gift cards representing relatively minor monetary values to government regulators and employees of state-owned enterprise customers in the People’s Republic of China (“PRC”), over the course of several years. The amounts involved were immaterial, individually and in the aggregate, and these appear to have been provided at the times of PRC holidays for generalized goodwill purposes only. We have initiated procedures to remediate such practices, including discontinuing the giving of gift cards. We also identified certain other gift, travel and entertainment practices that do not comply with company policy and expectations. These findings provided an opportunity for targeted, enhanced controls and additional training in these areas. We presented our investigation findings to the DOJ and SEC in February 2021. In response to and based on our investigation findings, the DOJ has decided to close its file on this matter without any action against the Company. We are still waiting on a decision from the SEC. We intend to fully cooperate with the SEC, with the assistance of legal counsel, to conclude this matter. We are unable at this time to predict when the review of this matter by the SEC will be completed or what regulatory or other consequences may result.

Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, results of operations, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Retirement Agreement between Pactiv LLC and John McGrath, effective as of March 5, 2021.

10.2*	Separation Agreement between Evergreen Packaging LLC f/k/a Evergreen Packaging Inc. and John Rooney, effective as of April 17, 2021.

10.3*	Consulting and Restrictive Covenants Agreement between Pactiv Evergreen Inc. and John McGrath, effective as of March 5, 2021.

10.4*	Employment Agreement between Pactiv LLC and Michael King, effective as of March 5, 2021.

21.1*	List of Subsidiaries of Pactiv Evergreen Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV EVERGREEN INC.
(Registrant)

By:	/s/ MICHAEL J. RAGEN
Michael J. Ragen
Chief Financial Officer/Chief Operating Officer
May 6, 2021