Form 10-Q
period 2021-06-30
Pactiv Evergreen Inc.
filed 2021-08-05
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant had 177,157,710 shares of common stock, $0.001 par value per share, outstanding as of July 30, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Income (Loss)

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$1,352	$1,107	$2,516	$2,319
Cost of sales	(1,202)	(933)	(2,258)	(1,971)
Gross profit	150	174	258	348
Selling, general and administrative expenses	(115)	(119)	(241)	(242)
Restructuring, asset impairment and other related charges	(10)	(1)	(8)	(4)
Other income (expense), net	5	(46)	11	31
Operating income from continuing operations	30	8	20	133
Non-operating income, net	25	17	48	33
Interest expense, net	(42)	(86)	(84)	(188)
Income (loss) from continuing operations before tax	13	(61)	(16)	(22)
Income tax (expense) benefit	(5)	43	13	137
Income (loss) from continuing operations	8	(18)	(3)	115
Loss from discontinued operations, net of income taxes	(1)	(21)	(4)	(18)
Net income (loss)	7	(39)	(7)	97
Income attributable to non-controlling interests	—	(1)	(1)	(1)
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$7	$(40)	$(8)	$96
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.05	$(0.14)	$(0.02)	$0.85
Diluted	$0.05	$(0.14)	$(0.02)	$0.85
From discontinued operations
Basic	$(0.01)	$(0.16)	$(0.02)	$(0.13)
Diluted	$(0.01)	$(0.16)	$(0.02)	$(0.13)
Total
Basic	$0.04	$(0.30)	$(0.04)	$0.72
Diluted	$0.04	$(0.30)	$(0.04)	$0.72

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$7	$(39)	$(7)	$97
Other comprehensive income (loss), net of income taxes:
Currency translation adjustments	7	78	(13)	(95)
Other comprehensive income (loss)	7	78	(13)	(95)
Comprehensive income (loss)	14	39	(20)	2
Comprehensive income attributable to non-controlling interests	—	(1)	(1)	(1)
Comprehensive income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$14	$38	$(21)	$1

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of June 30, 2021	As of December 31, 2020
Assets
Cash and cash equivalents	$350	$458
Accounts receivable, net of allowances for doubtful accounts of $3 and $3	456	375
Related party receivables	53	55
Inventories	812	784
Other current assets	123	175
Assets held for sale	—	26
Total current assets	1,794	1,873
Property, plant and equipment, net	1,710	1,685
Operating lease right-of-use assets, net	268	260
Goodwill	1,760	1,760
Intangible assets, net	1,066	1,092
Deferred income taxes	10	7
Other noncurrent assets	173	166
Total assets	$6,781	$6,843
Liabilities
Accounts payable	$396	$313
Related party payables	8	10
Current portion of long-term debt	17	15
Current portion of operating lease liabilities	57	57
Income taxes payable	10	10
Accrued and other current liabilities	335	322
Liabilities held for sale	—	12
Total current liabilities	823	739
Long-term debt	3,918	3,965
Long-term operating lease liabilities	226	217
Deferred income taxes	168	193
Long-term employee benefit obligations	472	519
Other noncurrent liabilities	149	136
Total liabilities	$5,756	$5,769
Commitments and contingencies (Note 13)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 177,157,710 shares issued and outstanding as of June 30, 2021 and December 31, 2020	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	620	614
Accumulated other comprehensive loss	(362)	(349)
Retained earnings	763	806
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,021	1,071
Non-controlling interests	4	3
Total equity	1,025	1,074
Total liabilities and equity	$6,781	$6,843

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests	Total Equity
For the Three Months Ended June 30, 2020
Balance as of March 31, 2020	134.4	$—	$55	$(702)	$2,643	$2	$1,998
Net (loss) income	—	—	—	—	(40)	1	(39)
Other comprehensive income, net of income taxes	—	—	—	78	—	—	78
Balance as of June 30, 2020	134.4	$—	$55	$(624)	$2,603	$3	$2,037

For the Three Months Ended June 30, 2021
Balance as of March 31, 2021	177.2	$—	$618	$(369)	$773	$4	$1,026
Net income	—	—	—	—	7	—	7
Other comprehensive income, net of income taxes	—	—	—	7	—	—	7
Dividends paid to common shareholders ($0.10 per share)	—	—	—	—	(17)	—	(17)
Equity based compensation	—	—	2	—	—	—	2
Balance as of June 30, 2021	177.2	$—	$620	$(362)	$763	$4	$1,025

For the Six Months Ended June 30, 2020
Balance as of December 31, 2019	134.4	$—	$103	$(518)	$2,494	$3	$2,082
Net income	—	—	—	—	96	1	97
Other comprehensive loss, net of income taxes	—	—	—	(95)	—	—	(95)
Distribution of Reynolds Consumer Products Inc.(1)	—	—	(48)	(11)	13	—	(46)
Dividends paid to non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2020	134.4	$—	$55	$(624)	$2,603	$3	$2,037

For the Six Months Ended June 30, 2021
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074
Net (loss) income	—	—	—	—	(8)	1	(7)
Other comprehensive loss, net of income taxes	—	—	—	(13)	—	—	(13)
Dividends paid to common shareholders ($0.20 per share)	—	—	—	—	(35)	—	(35)
Equity based compensation	—	—	6	—	—	—	6
Balance as of June 30, 2021	177.2	$—	$620	$(362)	$763	$4	$1,025

(1)	Refer to Note 1, Nature of Operations and Basis of Presentation, and Note 2, Discontinued Operations, for additional details.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash provided by operating activities
Net (loss) income	$(7)	$97
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	150	267
Deferred income taxes	(30)	5
Unrealized loss (gain) on derivatives	4	(1)
Other asset impairment charges	—	1
Gain on disposal of businesses and other assets	—	(13)
Non-cash portion of employee benefit obligations	(45)	(30)
Non-cash portion of operating lease expense	39	53
Amortization of OID and DIC	3	11
Loss on extinguishment of debt	1	5
Other non-cash items, net	9	(2)
Change in assets and liabilities:
Accounts receivable, net	(84)	4
Inventories	(28)	(47)
Other current assets	(1)	13
Accounts payable	85	—
Operating lease payments	(39)	(50)
Income taxes payable/receivable	48	(74)
Accrued and other current liabilities	14	(124)
Employee benefit obligation contributions	(2)	(4)
Other assets and liabilities	5	56
Net cash provided by operating activities	122	167
Cash used in investing activities
Acquisition of property, plant and equipment and intangible assets	(131)	(217)
Disposal of businesses, net of cash disposed	(6)	9
Net cash used in investing activities	(137)	(208)
Cash (used in) provided by financing activities
Long-term debt proceeds	—	3,640
Long-term debt repayments	(65)	(3,215)
Deferred financing transaction costs on long-term debt	—	(24)
Premium on redemption of long-term debt	(1)	—
Dividends paid to common shareholders	(35)	—
Cash held by Reynolds Consumer Products at the time of distribution	—	(31)
Other financing activities	(1)	(2)
Net cash (used in) provided by financing activities	(102)	368
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(7)
(Decrease) increase in cash, cash equivalents and restricted cash	(118)	320
Cash, cash equivalents and restricted cash as of beginning of the period	468	1,294
Cash, cash equivalents and restricted cash as of end of the period	$350	$1,614
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$350	$1,609
Restricted cash included within other current assets	—	5
Cash, cash equivalents and restricted cash as of end of the period	$350	$1,614
Cash paid (received):
Interest	$80	$235
Income taxes (refunded) paid	(32)	16

See accompanying notes to the condensed consolidated financial statements.

Significant non-cash investing and financing activities

During the six months ended June 30, 2021 and 2020, we recognized operating lease right-of-use assets and lease liabilities of $41 million and $113 million, respectively. During the six months ended June 30, 2021, we recognized finance lease right-of-use assets and lease liabilities of $19 million.

During the six months ended June 30, 2020, we repurchased and canceled 35,791,985 shares from Packaging Finance Limited ("PFL") in exchange for transferring 100% of the shares in Reynolds Consumer Products Inc. ("RCPI") to PFL. Refer to Note 2, Discontinued Operations, for additional information. Refer to Note 16, Related Party Transactions, for details of significant non-cash investing and financing activities with related parties.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

The accompanying condensed consolidated financial statements comprise the accounts of Pactiv Evergreen Inc. (“PTVE”) and its subsidiaries (“we”, “us”, “our” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and balance sheet. Among other effects, such changes could result in future impairments of goodwill, intangibles and long-lived assets, and adjustments to reserves for employee benefits and income taxes. The estimated recoverable amounts associated with asset impairments recognized in all periods presented represent Level 3 measurements in the fair value hierarchy, which include inputs that are not based on observable market data.

The worldwide COVID-19 pandemic has had, and will continue to have, a significant impact on our results of operations, and it may also have additional far-reaching impacts on many aspects of our operations including the impact on customer behaviors, business and manufacturing operations, our employees and the market in general. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations, cash flows and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the progress of the pandemic, actions taken to contain the virus, the implementation and effectiveness of vaccinations and how quickly and to what extent normal economic and operating conditions can resume.

On February 4, 2020, we distributed our interest in the operations that represented our former Reynolds Consumer Products ("RCP") business to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for the initial public offering of shares of common stock of RCPI ("RCPI IPO"), which was completed on February 4, 2020. To effect the distribution of RCP, we bought back 35,791,985 of our shares from PFL in consideration of us transferring all of our shares in RCPI to PFL. Upon the distribution of RCPI to PFL, we determined that our former RCP business met the criteria to be classified as a discontinued operation.

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

Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to our continuing operations. Certain of our operations have been presented as discontinued. We present businesses as discontinued operations when the components either meet the criteria as held for sale, or are sold or distributed, and their expected or actual disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. As discussed in Note 2, Discontinued Operations, the assets, liabilities, results of operations and supplemental cash flow information of all of our former RCP segment, distributed in February 2020, and all of our former GPC segment, distributed in September 2020, are presented as discontinued operations for all periods presented. Sales from our continuing operations to our discontinued operations previously eliminated in consolidation have been recast as external revenues and are included in net revenues within operating income from continuing operations. Refer to Note 16, Related Party Transactions, for additional details.

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

Accounting Guidance Issued but Not Yet Adopted as of June 30, 2021

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

Note 2. Discontinued Operations

Our discontinued operations for the six months ended June 30, 2020 was primarily comprised of our former RCP and GPC businesses.

Loss from discontinued operations, which includes the results of GPC through September 16, 2020 and the results of RCP through February 4, 2020, were as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Net revenues	$462	$1,114
Cost of sales	(384)	(903)
Gross profit	78	211
Selling, general and administrative expenses	(45)	(127)
Restructuring, asset impairment and other related charges	(4)	(9)
Interest expense, net(1)	(1)	(22)
Other expense, net	(3)	(3)
Income before income taxes from discontinued operations	25	50
Income tax expense	(60)	(82)
Net loss from discontinued operations, before gain on disposal	(35)	(32)
Gain on disposal, net of income taxes	14	14
Net loss from discontinued operations	$(21)	$(18)
(1)

Includes interest expense, amortization of deferred transaction costs related to debt repaid in conjunction with the distribution of RCPI; also includes a $5 million loss on extinguishment of debt from the repayment of corporate debt on February 4, 2020.

During the three and six months ended June 30, 2021, we recognized a charge of $1 million and $4 million, respectively, primarily related to certain historical tax agreements from previously divested businesses.

The loss from discontinued operations for the three and six months ended June 30, 2020 includes depreciation and amortization expenses of $59 million and $126 million, respectively.

The loss from discontinued operations includes asset impairment charges of $1 million for the six months ended June 30, 2020, and there were no asset impairment charges for the three months ended June 30, 2020. The loss from discontinued operations for the three and six months ended June 30, 2020 also included restructuring and other related charges of $4 million and $8

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

million, respectively, arising from the ongoing rationalization of GPC's manufacturing footprint, which are included in restructuring, asset impairment and other related charges in the above table.

We have no significant continuing involvement in relation to GPCI.

Subsequent to February 4, 2020, we continue to trade with RCPI in the ordinary course of business. Refer to Note 16, Related Party Transactions, for additional details.

Cash flows from discontinued operations were as follows:

For the Six Months Ended June 30, 2020
Net cash provided by operating activities	$134
Net cash used in investing activities	(94)
Net cash provided by financing activities	478
Net cash flow from discontinued operations	$518

Note 3. Assets and Liabilities Held for Sale

On March 31, 2021, we completed the sale of the remaining South American closures businesses for an immaterial amount and recognized a partial reversal of the initial impairment charge of $2 million during the six months ended June 30, 2021 which was reflected in restructuring, asset impairment and other related charges. This partial reversal was driven by a change in the carrying value of the assets held for sale as of the disposal date. The operations of the South American closures businesses did not meet the criteria to be presented as discontinued operations. During the three months ended June 30, 2021, we recognized an impairment charge of $2 million related to the finalization of the sale, which was recognized in restructuring, asset impairment and other related charges.

The results of this business were reported within the Other operating segment. The South American closures businesses' income from operations before income taxes for the six months ended June 30, 2021 and the three and six months ended June 30, 2020 were insignificant.

Note 4. Impairment, Restructuring and Other Related Charges

During the three months ended June 30, 2021, we recorded the following impairment, restructuring and other related charges:

	Other asset impairment	Employee terminations	Total
Beverage Merchandising	$—	$8	$8
Other	2	—	2
Total	$2	$8	$10

During the six months ended June 30, 2021, we recorded the following impairment, restructuring and other related charges:

	Employee terminations	Total
Beverage Merchandising	$8	$8
Other	—	—
Total	$8	$8

During the three months ended June 30, 2020, we recorded the following impairment, restructuring and other related charges:

	Employee terminations	Total
Other	$1	$1
Total	$1	$1

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

During the six months ended June 30, 2020, we recorded the following impairment, restructuring and other related charges:

	Other asset impairment	Employee terminations	Other restructuring charges	Total
Foodservice	$1	$—	$1	$2
Beverage Merchandising	—	1	—	1
Other	—	1	—	1
Total	$1	$2	$1	$4

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. We expect that the closure of the production line will be completed by October 31, 2021.

As a result of the closure, we recognized a pre-tax charge of $8 million for contractual termination benefits in the three months ended June 30, 2021. We also expect the closure to result in accelerated plant and equipment depreciation expense of approximately $25 million, the majority of which will be incurred through October 31, 2021. We also expect disassembly costs and similar expenses of approximately $2 million to $4 million.

In addition, related to the sale of our South American closures businesses, we recorded a non-cash impairment charge of $2 million during the three months ended June 30, 2021 which offset a previously recorded partial reversal of impairment charges. Refer to Note 3, Assets and Liabilities Held for Sale, for additional details.

For the six months ended June 30, 2020, we recorded non-cash impairment charges of $1 million relating to obsolete property, plant and equipment, $2 million for employee termination costs and $1 million for other restructuring costs. The remaining aggregate carrying values of the assets impaired at Foodservice was less than $1 million.

The following table summarizes the changes to our restructuring liability for the six months ended June 30, 2021:

	December 31, 2020	Charges to earnings	Cash paid	June 30, 2021
Employee termination costs	$7	$8	$(5)	$10
Total	$7	$8	$(5)	$10

We expect to settle our restructuring liability within twelve months.

Note 5. Inventories

The components of inventories consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Raw materials	$212	$180
Work in progress	109	108
Finished goods	400	410
Spare parts	91	86
Inventories	$812	$784

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Land and land improvements	$86	$87
Buildings and building improvements	565	532
Machinery and equipment	3,279	3,148
Construction in progress	165	191
Property, plant and equipment, at cost	4,095	3,958
Less: accumulated depreciation	(2,385)	(2,273)
Property, plant and equipment, net	$1,710	$1,685

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$58	$53	$112	$103
Selling, general and administrative expenses	6	6	12	10
Total depreciation expense	$64	$59	$124	$113

Note 7. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Other (1) (2)	Total
Balance as of December 31, 2020	$924	$770	$66	$—	$1,760
Impairment charges	—	—	—	—	—
Balance as of June 30, 2021	$924	$770	$66	$—	$1,760
Accumulated impairment losses	$—	$—	$—	$15	$15

(1)	Other includes operations that do not meet the quantitative threshold for reportable segments.
(2)

During the six months ended June 30, 2021, we reduced the gross carrying amount of goodwill and accumulated impairment losses by $7 million as a result of the sale of the remaining South American closures businesses within the Other operating segment. Refer to Note 3, Assets and Liabilities Held for Sale, for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Intangible assets, net consisted of the following:

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,021	$(568)	$453	$1,019	$(540)	$479
Other	20	(20)	—	20	(20)	—
Total finite-lived intangible assets	$1,041	$(588)	$453	$1,039	$(560)	$479
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,654	$(588)	$1,066	$1,652	$(560)	$1,092

Amortization expense for intangible assets of $13 million and $13 million for the three months ended June 30, 2021 and 2020, respectively, and $26 million and $27 million for the six months ended June 30, 2021 and 2020, respectively, was recognized in selling, general and administrative expenses.

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Accrued personnel costs	$98	$117
Accrued rebates and credits	93	68
Accrued interest	13	16
Other(1)	131	121
Accrued and other current liabilities	$335	$322

(1)	Other includes items such as accruals for freight, utilities and property and other non-income related taxes.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 9. Debt

Debt consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
Credit Agreement	$2,450	$2,457
Notes:
5.125% Senior Secured Notes due 2023	—	59
4.000% Senior Secured Notes due 2027	1,000	1,000
Pactiv Debentures:
7.950% Debentures due 2025	276	276
8.375% Debentures due 2027	200	200
Other	30	12
Total principal amount of borrowings	3,956	4,004
Deferred financing transaction costs ("DIC")	(12)	(14)
Original issue discounts, net of premiums ("OID")	(9)	(10)
	3,935	3,980
Less: current portion	(17)	(15)
Long-term debt	$3,918	$3,965

We were in compliance with all debt covenants during the six months ended June 30, 2021 and the year ended December 31, 2020.

As detailed in our Annual Report on Form 10-K for the year ended December 31, 2020, during the year ended December 31, 2020, we repaid portions of term loans, the securitization facility and notes totaling $8,944 million, for an aggregate price, including premiums, of $8,978 million, prior to maturity. This included repayments of $3,215 million of term loans, borrowings under the securitization facility and notes during the first six months of 2020. The repayment of these borrowings resulted in a $5 million loss on extinguishment of debt reported within discontinued operations. Refer to Note 2, Discontinued Operations, for additional details.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

		Value Drawn or Utilized	Applicable Interest Rate
		as of	as of
		June 30,	June 30,
	Maturity Date	2021	2021
Term Tranches
U.S. term loans Tranche B-1	February 5, 2023	$1,207	LIBOR (floor of 0.000%) + 2.750%
U.S. term loans Tranche B-2	February 5, 2026	$1,243	LIBOR (floor of 0.000%) + 3.250%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2024	$43	—

(1)	The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The weighted average contractual interest rates related to our U.S. term loans Tranche B-1 for the six months ended June 30, 2021 and 2020 were 2.87% and 3.96%, respectively. The weighted average contractual interest rate related to our U.S. term loans Tranche B-2 for the six months ended June 30, 2021 was 3.37%. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates.

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement to the extent permitted by law. The borrowers and the guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the holders of the Notes.

Indebtedness under the Credit Agreement may be voluntarily repaid, in whole or in part, and must be mandatorily repaid in certain circumstances. We are required to make quarterly amortization payments of 0.25% of the principal amount of U.S. term loans Tranche B-2. Additionally, we are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due in 2020 or are due in 2021 for the year ended December 31, 2020.

Notes

Outstanding Notes, as of June 30, 2021, are summarized below:

Description	Maturity date	Semi-annual interest payment dates
4.000% Senior Secured Notes due 2027	October 15, 2027	April 15 and October 15, commencing April 15, 2021

On February 16, 2021, we repaid the remaining $59 million of the 5.125% senior secured notes at a price of 101.281%. The early repayment of these senior secured notes resulted in a loss on extinguishment of debt of $1 million in respect of the premium on redemption, which was recognized in interest expense, net.

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Notes to the extent permitted by law. The issuers and the guarantors have granted security over substantially all of their assets to support the obligations under the Notes. This security is expected to be shared on a first priority basis with the creditors under the Credit Agreement.

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

Pactiv Debentures

As of June 30, 2021, we had outstanding the following debentures (together, the “Pactiv Debentures”):

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

Other borrowings

Other borrowings include finance lease obligations of $30 million and $12 million as of June 30, 2021 and December 31, 2020, respectively.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of June 30, 2021:

2021	$8
2022	17
2023	1,223
2024	15
2025	291
Thereafter	2,402
Total principal amount of borrowings	$3,956

Fair value of our long-term debt

The fair value of our long-term debt as of June 30, 2021 and December 31, 2020 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$2,442	$2,441	$2,447	$2,443
Notes:
5.125% Senior Secured Notes due 2023	—	—	59	60
4.000% Senior Secured Notes due 2027	991	994	991	1,024
Pactiv Debentures:
7.950% Debentures due 2025	273	311	273	318
8.375% Debentures due 2027	199	232	198	235
Other	30	30	12	12
Total	$3,935	$4,008	$3,980	$4,092

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense:
Securitization Facility	$—	$3	$—	$6
Credit Agreement	20	28	39	66
Notes	10	44	20	87
Pactiv Debentures	9	9	19	19
Interest income, related party(1)	—	(2)	—	(6)
Interest income, other	—	(2)	(1)	(6)
Amortization:
Deferred financing transaction costs	1	3	2	9
Original issue discounts	1	1	1	3
Derivative losses	—	2	—	14
Net foreign currency exchange losses (gains)	(1)	—	—	(6)
Loss on extinguishment of debt:
Write-off of unamortized DIC and OID	—	—	—	—
Redemption premiums	—	—	1	—
Other	2	—	3	2
Interest expense, net(2)	$42	$86	$84	$188

(1)	Refer to Note 16, Related Party Transactions, for additional details.
(2)

Amounts presented in the above table exclude interest expense and amortization of deferred financing transaction costs in respect of our 5.750% Senior Secured Notes which were due 2020. Such amounts are presented within discontinued operations as these senior secured notes were required to be repaid in conjunction with the distribution of RCPI.

Note 10. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of June 30, 2021		As of December 31, 2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$5	$(2)	$9	$(2)
Total fair value	$5	$(2)	$9	$(2)
Recorded in:
Other current assets	$5	$—	$9	$—
Accrued and other current liabilities	—	(2)	—	(2)
Total fair value	$5	$(2)	$9	$(2)

Our derivatives are comprised of commodity swaps. All derivatives represent Level 2 financial assets and liabilities. Our derivatives are valued using an income approach based on the observable market index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

During the three and six months ended June 30, 2021, we recognized an unrealized loss of $3 million and $4 million, respectively, compared to an unrealized gain of $19 million and $2 million for the three and six months ended June 30 2020, respectively, in cost of sales.

The following table provides the detail of outstanding commodity derivative contracts as of June 30, 2021:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Natural gas swaps	Million BTU	1,496,591	$2.47 - $2.94	Aug 2021 - Sep 2022
Polymer-grade propylene swaps	Pound	1,104,946	$0.52	Jul 2021 - Aug 2021
Benzene swaps	U.S. liquid gallon	6,843,431	$1.78 - $3.85	Aug 2021 - Mar 2022
Diesel swaps	U.S. liquid gallon	116,580	$2.50	Jul 2021 - Dec 2021
Low-density polyethylene swaps	Pound	6,000,000	$0.71	Jul 2021 - Dec 2021

Note 11. Employee Benefits

Net periodic benefit income for defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$(1)	$(1)	$(3)	$(3)
Interest cost	(28)	(35)	(55)	(70)
Expected return on plan assets	53	52	103	103
Total net periodic benefit income	$24	$16	$45	$30

Net periodic benefit income for defined benefit pension plans and other post-employment benefit plans has been recognized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$(1)	$(1)	$(3)	$(3)
Non-operating income, net	25	17	48	33
Total net periodic benefit income	$24	$16	$45	$30

No contributions to the Pactiv Evergreen Pension Plan (“PEPP”) are expected to be made in 2021.

On July 14, 2021, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $950 million of the PEPP’s projected benefit obligations, subject to customary closing conditions. The transaction closed on July 21, 2021 and was funded with plan assets. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 16,300 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2021, we will remeasure the PEPP’s projected benefit obligations and plan assets and we expect to recognize a non-cash pre-tax pension settlement gain of approximately $22 million.

Note 12. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Related party management fee(1)	$—	$—	$—	$(5)
Foreign exchange (losses) gains on cash(2)	(1)	(56)	(1)	28
Transition service agreement income(1)	3	6	7	10
Other	3	4	5	(2)
Other income (expense), net	$5	$(46)	$11	$31

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

As part of the agreements for the sale of various businesses, we have provided certain warranties and indemnities to the respective purchasers as set out in the respective sale agreements. These warranties and indemnities are subject to various terms and conditions affecting the duration and total amount of the indemnities. As of June 30, 2021, we are not aware of any material claims under these agreements that would give rise to an additional liability. However, if such claims arise in the future, they could have a material effect on our balance sheet, results of operations and cash flows.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 14. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of accumulated other comprehensive loss (“AOCL”):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Currency translation adjustments:
Balance as of beginning of period	$(209)	$(525)	$(189)	$(354)
Currency translation adjustments	7	79	(2)	(95)
Amounts reclassified from AOCL(1)	—	(1)	(11)	—
Other comprehensive income (loss)	7	78	(13)	(95)
Distribution of RCPI(2)(3)	—	—	—	2
Balance as of end of period	$(202)	$(447)	$(202)	$(447)
Defined benefit plans:
Plans associated with continuing operations
Balance as of beginning of period	$(160)	$(176)	$(160)	$(176)
Balance as of end of period	$(160)	$(176)	$(160)	$(176)
Plans held for sale or distribution
Balance as of beginning of period	$—	$(1)	$—	$12
Distribution of RCPI(2)(3)	—	—	—	(13)
Balance as of end of period	$—	$(1)	$—	$(1)
AOCL
Balance as of beginning of period	$(369)	$(702)	$(349)	$(518)
Other comprehensive income (loss)	7	78	(13)	(95)
Distribution of RCPI(2)(3)	—	—	—	(11)
Balance as of end of period	$(362)	$(624)	$(362)	$(624)

(1)

The reclassification of currency translation adjustment amounts to earnings during the six months ended June 30, 2021 relates to the sale of the remaining South American closures businesses. See Note 3, Assets and Liabilities Held for Sale, for additional details.

(2)

Currency translation adjustment reclassifications associated with the distribution of RCPI are recorded directly to additional paid in capital. See Note 2, Discontinued Operations, for additional details.

(3)	Defined benefit plan reclassifications associated with the distribution of RCPI are recorded directly to retained earnings.

Note 15. Income Taxes

The effective tax rates for the three and six months ended June 30, 2021 and 2020 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended June 30, 2021, we recognized tax expense of $5 million on income from continuing operations before tax of $13 million. The effective tax rate was driven primarily by the mix of income and losses taxed at varying rates among the jurisdictions in which we operate. During the six months ended June 30, 2021, we recognized a tax benefit of $13 million on a loss from continuing operations before tax of $16 million. The effective tax rate was driven primarily by a $10 million discrete benefit from the partial release of our valuation allowance for deferred interest deductions, which was partially offset by varying tax rates among the jurisdictions in which we operate.

During the three months ended June 30, 2020, we recognized a tax benefit of $43 million on a loss from continuing operations before tax of $61 million. The effective tax rate was primarily attributable to the enactment of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act in March 2020 and the mix of income and losses taxed at varying rates among the jurisdictions in which we operate. During the six months ended June 30, 2020, we recognized a tax benefit of $137 million on a loss from continuing operations before tax of $22 million. The effective tax rate was primarily attributable to the enactment of the CARES Act that enabled us to recognize a discrete benefit of $90 million from the partial release of our valuation allowance for deferred interest deductions. Retroactive provisions of the CARES Act enabled us to utilize additional deferred

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

interest deductions, which lowered taxable income for both the year ended December 31, 2019 and the year ended December 31, 2020.

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. It is possible the audit will be completed in the next 12 months. As of June 30, 2021, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 16. Related Party Transactions

As of June 30, 2021, 78% of our shares are owned by PFL or another entity of which Mr. Graeme Hart is the ultimate shareholder (together with PFL, the “Hart Stockholders”).

In addition to the distributions of RCPI and GPCI to PFL in 2020, as described further in Note 1, Nature of Operations and Basis of Presentation, the related party entities and types of transactions we entered into with them are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Transaction Value for the		Transaction Value for the
	Three Months Ended June 30,		Six Months Ended June 30,		Balance Outstanding as of
	2021	2020	2021	2020	June 30, 2021	December 31, 2020
Balances and transactions with joint ventures
Included in other current assets					$10	$7
Sale of goods and services(1)	$6	$7	$16	$18
Balances and transactions with other entities controlled by Mr. Graeme Hart
Current related party receivables					53	55
Sale of goods and services(2)	93	83	171	170
Transition services agreements and rental income(2)	3	5	7	8
Tax loss transfer(3)	—	—	—	13
Recharges(4)	2	1	7	1
Noncurrent related party receivables(5)					—	—
Interest income	—	3	—	6
Related party payables					(8)	(10)
Purchase of goods(2)	(26)	(24)	(51)	(63)
Recharges(4)	—	(4)	(6)	(10)
Management fee(6)	—	(3)	—	(8)
Tax loss transfer(3)	—	—	—	(1)

(1)	All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and repayable on demand.
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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

(5)

Our previous loan with Rank accrued interest at a rate based on the average 90-day New Zealand bank bill rate, set quarterly, plus a margin of 3.25%. During the three and six months ended June 30, 2020, interest was charged at 3.46% and 4.28% to 3.46%, respectively. In September 2020, in preparation for our IPO, the loan receivable was forgiven and was recognized as a reduction in retained earnings.

(6)

Our previous financing agreements permitted the payment of management fees to related parties for management, consulting, monitoring and advising services. The management fees were paid pursuant to a services agreement with Rank which was terminated upon our IPO. There were no management fees recorded in continuing operations during the three months ended June 30, 2020. During the six months ended June 30, 2020, management fees of $5 million were recognized in Other income (expense), net, with the remainder in discontinued operations.

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

We recognized $2 million and $6 million of equity based compensation expense for the three and six months ended June 30, 2021, respectively, which is reflected in selling, general and administrative expenses. There was no equity based compensation expense recorded during the three and six months ended June 30, 2020.

Restricted Stock Units

During the six months ended June 30, 2021, we granted additional restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs required future service to be provided and vest in annual installments over a period ranging from 1 to 4 years beginning on the first anniversary of the original grant date. The following table summarizes RSU activity during 2021:

(in thousands, except per share amounts)	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	297	$14.00
Granted	862	$15.26
Forfeitures	(75)	$14.60
Non-vested, at June 30	1,084	$14.96

Unrecognized compensation cost related to unvested RSUs as of June 30, 2021 was $10 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance Share Units

We may grant performance share units (“PSUs”) which vest based on the achievement of various company performance targets during a performance period set by our Compensation Committee. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. Each PSU is equal to one common share once vested with varying maximum award value limitations. During the six months ended June 30, 2021, we granted PSUs to certain members of management which vest on the third anniversary of the original grant date. The following table summarizes PSU activity during 2021:

(in thousands, except per share amounts)	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	—	$—
Granted	298	$15.05
Forfeitures	(66)	$14.60
Non-vested, at June 30	232	$15.18

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Unrecognized compensation cost related to unvested PSUs as of June 30, 2021 was $3 million, which is expected to be recognized over a weighted-average period of 2.75 years.

Note 18. Earnings Per Share

A reconciliation of the number of shares used for our earnings (loss) per share calculation was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations	$8	$(19)	$(4)	$114
From discontinued operations	(1)	(21)	(4)	(18)
Total	$7	$(40)	$(8)	$96
Weighted average number of shares outstanding
Basic	177.4	134.4	177.3	134.4
Effect of dilutive securities	0.3	—	—	—
Diluted	177.7	134.4	177.3	134.4
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.05	$(0.14)	$(0.02)	$0.85
Diluted	$0.05	$(0.14)	$(0.02)	$0.85
From discontinued operations
Basic	$(0.01)	$(0.16)	$(0.02)	$(0.13)
Diluted	$(0.01)	$(0.16)	$(0.02)	$(0.13)
Total
Basic	$0.04	$(0.30)	$(0.04)	$0.72
Diluted	$0.04	$(0.30)	$(0.04)	$0.72

The weighted average number of shares outstanding prior to our IPO reflects our conversion to a Delaware incorporated entity and the subsequent stock split, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2020. The stock split has been retroactively reflected, resulting in 134.4 million weighted average number of shares outstanding for the three and six months ended June 30, 2020.

There were no anti-dilutive potential common shares excluded from the calculation above for the three months ended June 30, 2021. The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.2 million shares for the six months ended June 30, 2021.

Our Board of Directors approved a dividend of $0.10 per share on August 3, 2021 to be paid on September 15, 2021 to shareholders of record as of September 1, 2021.

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

Foodservice - Manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Foodservice manufactures food containers, drinkware (hot and cold cups and lids), tableware, serviceware and other products which make eating on-the-go more enjoyable and easy to do.

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

Reportable segment assets represent trade receivables, inventory and property, plant and equipment.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
For the Three Months Ended June 30, 2021
Net revenues	$571	$388	$369	$1,328
Intersegment revenues	—	—	18	18
Total reportable segment net revenues	$571	$388	$387	$1,346
Adjusted EBITDA	$62	$59	$15	$136

For the Three Months Ended June 30, 2020
Net revenues	$405	$348	$329	$1,082
Intersegment revenues	—	—	19	19
Total reportable segment net revenues	$405	$348	$348	$1,101
Adjusted EBITDA	$33	$61	$38	$132

For the Six Months Ended June 30, 2021
Net revenues	$1,025	$730	$708	$2,463
Intersegment revenues	—	—	36	36
Total reportable segment net revenues	$1,025	$730	$744	$2,499
Adjusted EBITDA	$123	$114	$(17)	$220

For the Six Months Ended June 30, 2020
Net revenues	$878	$692	$692	$2,262
Intersegment revenues	—	—	53	53
Total reportable segment net revenues	$878	$692	$745	$2,315
Adjusted EBITDA	$89	$114	$87	$290

Reportable segment assets consisted of the following:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
As of June 30, 2021	$1,121	$737	$1,069	$2,927
As of December 31, 2020	1,064	703	1,039	2,806

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated U.S. GAAP income (loss) from continuing operations before income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Reportable segment Adjusted EBITDA	$136	$132	$220	$290
Other	2	2	3	4
Unallocated	(8)	(7)	(16)	(22)
	130	127	207	272
Adjustments to reconcile to U.S. GAAP income (loss) from continuing operations before income taxes
Interest expense, net	(42)	(86)	(84)	(188)
Depreciation and amortization	(77)	(72)	(150)	(140)
Restructuring, asset impairment and other related charges	(10)	(1)	(8)	(4)
Non-cash pension income	25	19	48	37
Operational process engineering related consultancy costs	(7)	(1)	(10)	(9)
Related party management fee	—	—	—	(5)
Strategic review and transaction-related costs	—	(9)	—	(15)
Foreign exchange (losses) gains on cash	(1)	(56)	(1)	28
Unrealized (losses) gains on derivatives	(3)	19	(4)	2
Executive transition charges	—	—	(10)	—
Other	(2)	(1)	(4)	—
Income (loss) from continuing operations before tax	$13	$(61)	$(16)	$(22)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of June 30, 2021	As of December 31, 2020
Reportable segment assets	$2,927	$2,806
Other	44	34
Unallocated(1)	3,810	4,003
Total assets	$6,781	$6,843

(1)

Unallocated includes unallocated assets, which are comprised of cash and cash equivalents, other current assets, assets held for sale, entity-wide property, plant and equipment, operating lease right-of-use assets, goodwill, intangible assets, deferred income taxes, related party receivables and other noncurrent assets.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Foodservice
Drinkware(1)	$233	$143	$398	$325
Containers(1)	238	193	447	372
Tableware(1)	51	31	89	95
Serviceware and other(1)	49	38	91	86
Food Merchandising
Meat trays	93	99	180	194
Bakery/snack/produce/fruit containers	87	79	156	143
Prepared food trays	38	28	72	62
Egg cartons	21	24	47	50
Tableware(2)	99	82	181	169
Other	50	36	94	74
Beverage Merchandising
Cartons for fresh beverage products	208	198	400	398
Liquid packaging board	96	89	187	204
Paper products	83	61	157	143
Reportable segment net revenues	1,346	1,101	2,499	2,315
Other / Unallocated
Other	24	25	53	57
Inter-segment eliminations	(18)	(19)	(36)	(53)
Net revenues	$1,352	$1,107	$2,516	$2,319

(1)	Certain product sales in the prior year periods have been re-categorized to conform with the current year presentation as the segment realigned its go-to-market product strategy.
(2)	During the current year, Food Merchandising changed the name of its historical Dinnerware product line to Tableware.

For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and anticipated growth in the markets served by our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020 and as updated in our Quarterly Reports on Form 10-Q. These risks include, among others, those related to:

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

Recent Developments and Items Impacting Comparability

Coated Groundwood Paper Business Exit

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. With the decline in the coated groundwood market, our decision to exit this business enables us to re-invest resources into our strategic core competency of liquid packaging board, as well as other more profitable segments across the enterprise. We expect that the closure of the production line will be completed by October 31, 2021.

As a result of the closure, we recognized a pre-tax charge of $8 million for contractual termination benefits in the quarter ended June 30, 2021. We also expect the closure to result in accelerated plant and equipment depreciation expense of approximately $25 million, the majority of which will be incurred through October 31, 2021. We also expect disassembly costs and similar expenses of approximately $2 million to $4 million.

Pension Settlement Transaction

On July 14, 2021, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $950 million of the PEPP’s projected benefit obligations, subject to customary closing conditions. The transaction closed on July 21, 2021 and was funded with plan assets. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 16,300 retirees or their beneficiaries. As a result of this transaction, in the third quarter of 2021, we will remeasure the PEPP’s projected benefit obligations and plan assets and we expect to recognize a non-cash pre-tax pension settlement gain of approximately $22 million.

Winter Storm Uri

During February 2021, the Southern portion of the U.S. was impacted by Winter Storm Uri which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. During the six months ended June 30, 2021, we incurred approximately $50 million of incremental costs including energy costs, primarily related to natural gas, shut-down costs and some property damage during the storm. Our Beverage Merchandising segment was impacted to the greatest degree with incremental costs of $37 million incurred by our paper mill in Pine Bluff, Arkansas. We do not expect to incur any further incremental costs related to Winter Storm Uri.

As a result of the storm, certain of our suppliers with locations in the impacted areas were also unable to operate which subsequently has resulted in their declaration of force majeure on meeting the supply quantities due to us. In particular, our supply of various resin types has been limited and we have been required to purchase from other suppliers, and at a higher price, in order to meet our production demands for March and April. As further discussed in our Results of Operations, our cost of sales was impacted for the three and six months ended June 30, 2021 as the products manufactured with this higher priced material were sold.

COVID-19

Our business and operating results for 2021 continue to be impacted by the COVID-19 pandemic. However, we have seen improvement in our business during the first half of 2021, which we expect to continue throughout 2021 as the economies in which we operate recover.

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

We expect that the COVID-19 pandemic will continue to impact our results of operations in future periods as the macroeconomic environment changes and consumer behavior continues to evolve or if additional lockdowns occur. However, while the general effects of the COVID-19 pandemic continue to change and remain unpredictable, we expect an improved second half of 2021 as compared to 2020 as the markets in which we operate see increased demand.

We continue to proactively manage our business in response to the evolving impacts of the pandemic, and we will continue to communicate with and support our employees and customers, to monitor and take steps to further safeguard our supply chain, operations and assets, to protect our liquidity and financial position, to work toward our strategic priorities and to monitor our financial performance as we seek to position ourselves to withstand the current uncertainty related to this pandemic.

How We Assess the Performance of Our Business and Use of Non-GAAP Measures

In addition to financial measures determined in accordance with GAAP, we make use of the non-GAAP financial measure Adjusted EBITDA from continuing operations to evaluate and manage our business and to plan and make near-term and long-term operating and strategic decisions.

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations calculated in accordance with GAAP plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to foreign exchange gains or losses on cash, related party management fees, unrealized gains or losses on derivatives, gains or losses on the sale of businesses and noncurrent assets, impairment charges, restructuring, asset impairment and other related charges, operational process engineering-related consultancy costs, non-cash pension income or expense, strategic review and transaction-related costs, and executive transition charges.

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

The following is a reconciliation of our net income (loss) from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss) from continuing operations (GAAP)	$8	$(18)	$(3)	$115
Income tax expense (benefit)	5	(43)	(13)	(137)
Interest expense, net	42	86	84	188
Depreciation and amortization	77	72	150	140
Restructuring, asset impairment and other related charges(1)	10	1	8	4
Non-cash pension income(2)	(25)	(19)	(48)	(37)
Operational process engineering-related consultancy costs(3)	7	1	10	9
Related party management fee(4)	—	—	—	5
Strategic review and transaction-related costs(5)	—	9	—	15
Foreign exchange losses (gains) on cash(6)	1	56	1	(28)
Unrealized losses (gains) on derivatives(7)	3	(19)	4	(2)
Executive transition charges(8)	—	—	10	—
Other	2	1	4	—
Adjusted EBITDA from continuing operations (Non-GAAP)	$130	$127	$207	$272

(1)

Reflects asset impairment, restructuring and other related charges (net of reversals) primarily associated with the pending closure of Beverage Merchandising’s coated groundwood operations. For further information, refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.

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

(5)	Reflects costs incurred for strategic reviews of our businesses, as well as costs related to our IPO that could not be offset against the proceeds of the IPO.
(6)	Reflects foreign exchange losses (gains) on cash, primarily on U.S. dollar amounts held in non-U.S. dollar functional currency entities.
(7)	Reflects the mark-to-market movements in our commodity derivatives. For further information, refer to Note 10, Financial Instruments, for additional details.
(8)	Reflects charges relating to key executive retirement and separation agreements in the first half of 2021.

Results of Operations

Three Months Ended June 30, 2021 compared with the Three Months Ended June 30, 2020

Reportable Segment Net Revenue and Adjusted EBITDA

(In millions, except for %)	Foodservice	Food Merchandising	Beverage Merchandising
Net revenues
2021	$571	$388	$387
2020	$405	$348	$348
Change	$166	$40	$39
% Change	41%	11%	11%
Adjusted EBITDA
2021	$62	$59	$15
2020	$33	$61	$38
Change	$29	$(2)	$(23)
% Change	88%	(3)%	(61)%

Consolidated Results

	For the Three Months Ended June 30,
(In millions, except for %)	2021	% of revenue	2020	% of revenue	Change	% change
Net revenues	$1,352	100%	$1,107	100%	$245	22%
Cost of sales	(1,202)	(89)%	(933)	(84)%	(269)	(29)%
Gross profit	150	11%	174	16%	(24)	(14)%
Selling, general and administrative expenses	(115)	(9)%	(119)	(11)%	4	3%
Restructuring, asset impairment and other related charges	(10)	(1)%	(1)	—%	(9)	NM
Other income (expense), net	5	—%	(46)	(4)%	51	NM
Operating income from continuing operations	30	2%	8	1%	22	NM
Non-operating income, net	25	2%	17	2%	8	47%
Interest expense, net	(42)	(3)%	(86)	(8)%	44	51%
Income (loss) from continuing operations before tax	13	1%	(61)	(6)%	74	NM
Income tax (expense) benefit	(5)	—%	43	4%	(48)	NM
Income (loss) from continuing operations	8	1%	(18)	(2)%	26	NM
Loss from discontinued operations, net of income taxes	(1)		(21)		20
Net income (loss)	$7		$(39)		$46
Adjusted EBITDA from continuing operations(1)	$130	10%	$127	11%	$3	2%

(1)

Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Adjusted EBITDA from continuing operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

NM indicates that the calculation is “not meaningful”.

Components of Change in Reportable Segment Net Revenues for the Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

	Price/Mix	Volume	FX	Total
Net revenues	3%	18%	1%	22%
By reportable segment:
Foodservice	7%	33%	1%	41%
Food Merchandising	6%	4%	1%	11%
Beverage Merchandising	(3)%	13%	1%	11%

Net Revenues. Net revenues for the three months ended June 30, 2021 increased by $245 million, or 22%, to $1,352 million compared to the three months ended June 30, 2020. The increase was primarily due to higher sales volume within our Foodservice and Beverage Merchandising segments, largely due to higher demand as the economy continues to recover from the COVID-19 pandemic, as well as favorable pricing, primarily due to higher material costs passed through to customers within our Foodservice and Food Merchandising segments.

Cost of Sales. Cost of sales for the three months ended June 30, 2021 increased by $269 million, or 29%, to $1,202 million compared to the three months ended June 30, 2020. The increase was primarily due to higher sales volume within our Foodservice and Beverage Merchandising segments, as well as higher material costs. In addition, the increase was driven by higher logistics costs and higher manufacturing costs in our Beverage Merchandising segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2021 decreased by $4 million, or 3%, to $115 million compared to the three months ended June 30, 2020. The decrease was primarily due to lower strategic review and transaction related costs, mostly offset by higher operational consultancy costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended June 30, 2021 increased by $9 million to $10 million compared to the three months ended June 30, 2020. Refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.

Other Income (Expense), Net. During the three months ended June 30, 2021, we recognized income of $5 million compared to $46 million of expense for the three months ended June 30, 2020. The change was primarily attributable to foreign exchange losses of $56 million on cash in the prior year period on U.S. dollar cash balances held by foreign entities with a non-U.S. dollar functional currency which were redomiciled to the U.S. upon our initial public offering.

Non-operating Income, Net. Non-operating income, net, for the three months ended June 30, 2021 increased to $25 million compared to $17 million for the three months ended June 30, 2020. The increase was primarily due to a decrease in interest cost on benefit plans, largely as a result of a decrease in interest rates.

Interest Expense, Net. Interest expense, net, for the three months ended June 30, 2021 decreased by $44 million, or 51%, to $42 million, compared to the three months ended June 30, 2020. Interest expense, net decreased by $42 million reflecting the reduction in principal amounts outstanding under our notes and term loans. Refer to Note 9, Debt, for additional details.

Income Tax (Expense) Benefit. During the three months ended June 30, 2021, we recognized tax expense of $5 million on income from continuing operations before tax of $13 million, compared to a tax benefit of $43 million on a loss from continuing operations before tax of $61 million for the three months ended June 30, 2020. The effective tax rate during the three months ended June 30, 2021 was primarily attributable to our overall projected earnings subject to taxation at varying rates in the jurisdictions in which we operate. The effective tax rate during the three months ended June 30, 2020 was primarily attributable to retroactive provisions in the CARES Act enacted in March 2020 and the mix of book income and losses among the jurisdictions in which we operate.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes for the three months ended June 30, 2020 included three months of results of our former GPC segment. Refer to Note 2, Discontinued Operations, for additional details.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the three months ended June 30, 2021 increased by $3 million, or 2%, to $130 million compared to the three months ended June 30, 2020. The increase was primarily due to higher sales volume, due to the continued economic recovery from the COVID-19 pandemic, as well as favorable pricing, mostly offset by higher material costs, net of higher costs passed through to customers, higher logistics costs and higher manufacturing costs in Beverage Merchandising.

Segment Information

Foodservice

	For the Three Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$571	$405	$166	41%
Segment Adjusted EBITDA	$62	$33	$29	88%
Segment Adjusted EBITDA Margin	11%	8%

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended June 30, 2021 increased by $166 million, or 41%, to $571 million compared to the three months ended June 30, 2020. The increase was primarily due to higher sales volume due to the market recovery from the COVID-19 pandemic, as well as favorable pricing, primarily due to higher material costs passed through to customers.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended June 30, 2021 increased by $29 million, or 88%, to $62 million compared to the three months ended June 30, 2020. The increase was primarily due to higher sales volume, partially offset by higher logistics costs and higher material costs, net of higher costs passed through to customers.

Food Merchandising

	For the Three Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$388	$348	$40	11%
Segment Adjusted EBITDA	$59	$61	$(2)	(3)%
Segment Adjusted EBITDA Margin	15%	18%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the three months ended June 30, 2021 increased by $40 million, or 11%, to $388 million compared to the three months ended June 30, 2020. The increase was primarily due to favorable pricing and higher sales volume due to the market recovery from the COVID-19 pandemic.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the three months ended June 30, 2021 decreased by $2 million, or 3%, to $59 million compared to the three months ended June 30, 2020. The decrease was primarily due to higher logistics costs and higher manufacturing costs, mostly offset by higher sales volume.

Beverage Merchandising

	For the Three Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$387	$348	$39	11%
Segment Adjusted EBITDA	$15	$38	$(23)	(61)%
Segment Adjusted EBITDA Margin	4%	11%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the three months ended June 30, 2021 increased by $39 million, or 11%, to $387 million compared to the three months ended June 30, 2020. The increase was primarily due to higher sales volume due to the market recovery from the COVID-19 pandemic, partially offset by unfavorable pricing and customer mix.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the three months ended June 30, 2021 decreased by $23 million, or 61%, to $15 million compared to the three months ended June 30, 2020. The decrease was primarily driven by higher manufacturing costs, higher material costs, higher logistics costs and unfavorable pricing and customer mix, partially offset by higher sales volume.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Reportable Segment Net Revenue and Adjusted EBITDA

(In millions, except for %)	Foodservice	Food Merchandising	Beverage Merchandising
Net revenues
2021	$1,025	$730	$744
2020	$878	$692	$745
Change	$147	$38	$(1)
% Change	17%	5%	—%
Adjusted EBITDA
2021	$123	$114	$(17)
2020	$89	$114	$87
Change	$34	$—	$(104)
% Change	38%	—%	NM

Consolidated Results

	For the Six Months Ended June 30,
(In millions, except for %)	2021	% of revenue	2020	% of revenue	Change	% change
Net revenues	$2,516	100%	$2,319	100%	$197	8%
Cost of sales	(2,258)	(90)%	(1,971)	(85)%	(287)	(15)%
Gross profit	258	10%	348	15%	(90)	(26)%
Selling, general and administrative expenses	(241)	(10)%	(242)	(10)%	1	—%
Restructuring, asset impairment and other related charges	(8)	—%	(4)	—%	(4)	NM
Other income, net	11	—%	31	1%	(20)	(65)%
Operating income from continuing operations	20	1%	133	6%	(113)	(85)%
Non-operating income, net	48	2%	33	1%	15	45%
Interest expense, net	(84)	(3)%	(188)	(8)%	104	55%
Loss from continuing operations before tax	(16)	(1)%	(22)	(1)%	6	(27)%
Income tax benefit	13	1%	137	6%	(124)	(91)%
(Loss) income from continuing operations	(3)	—%	115	5%	(118)	NM
Loss from discontinued operations, net of income taxes	(4)		(18)		14
Net (loss) income	$(7)		$97		$(104)
Adjusted EBITDA from continuing operations(1)	$207	8%	$272	12%	$(65)	(24)%

(1)

Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Adjusted EBITDA from continuing operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for the Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

	Price/Mix	Volume	FX	Total
Net revenues	1%	6%	1%	8%
By reportable segment:
Foodservice	3%	13%	1%	17%
Food Merchandising	4%	1%	—%	5%
Beverage Merchandising	(3)%	2%	1%	—%

Net Revenues. Net revenues for the six months ended June 30, 2021 increased by $197 million, or 8%, to $2,516 million compared to the six months ended June 30, 2020. The increase was primarily due to higher sales volume within our Foodservice segment, largely due to higher demand as markets continue to recover from the COVID-19 pandemic, as well as favorable pricing, primarily due to higher material costs passed through to customers within our Foodservice and Food Merchandising segments.

Cost of Sales. Cost of sales for the six months ended June 30, 2021 increased by $287 million, or 15%, to $2,258 million compared to the six months ended June 30, 2020. The increase was primarily due to higher sales volume, higher manufacturing costs driven by $50 million of incremental costs incurred related to the impact of Winter Storm Uri, timing of a cold mill outage and production inefficiencies in Beverage Merchandising, higher material costs and higher logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2021 decreased by $1 million to $241 million compared to the six months ended June 30, 2020. The decrease was primarily due to $15 million of lower strategic review and transaction related costs, mostly offset by a $10 million charge related to executive transition agreements and higher employee-related costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the six months ended June 30, 2021 increased by $4 million to $8 million compared to the six months ended June 30, 2020. Refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.

Other Income, Net. Other income, net, for the six months ended June 30, 2021 decreased by $20 million to $11 million compared to $31 million for the six months ended June 30, 2020. The decrease was primarily attributable to foreign exchange gains of $28 million on cash in the prior year period, largely on U.S. dollar cash balances held by foreign entities with a non-U.S. dollar functional currency which were redomiciled to the U.S. upon our initial public offering.

Non-operating Income, Net. Non-operating income, net, for the six months ended June 30, 2021 increased to $48 million compared to $33 million for the six months ended June 30, 2020. The increase was primarily due to a decrease in interest cost on benefit plans, largely as a result of a decrease in interest rates.

Interest Expense, Net. Interest expense, net, for the six months ended June 30, 2021 decreased by $104 million, or 55%, to $84 million, compared to the six months ended June 30, 2020. Interest expense, net decreased by $94 million reflecting the reduction in principal amounts outstanding under our notes and term loans. Interest expense, net for the six months ended June 30, 2020 was also impacted by $14 million of expense from our interest rate swap which we subsequently terminated in August of 2020. These decreases were partially offset by an unfavorable change in foreign exchange rates. Refer to Note 9, Debt, for additional details.

Income Tax Benefit. During the six months ended June 30, 2021, we recognized a tax benefit of $13 million on a loss from continuing operations before tax of $16 million, compared to a tax benefit of $137 million on a loss from continuing operations before tax of $22 million for the six months ended June 30, 2020. The effective tax rate during the six months ended June 30, 2021 was primarily attributable to the partial release of our valuation allowance for deferred interest deductions, which was partially offset by varying tax rates among the jurisdictions in which we operate. The effective tax rate during the six months ended June 30, 2020 was primarily attributable to retroactive provisions in the CARES Act enacted in March 2020, mainly in relation to a discrete tax benefit from the deductibility of deferred interest deductions.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes for the six months ended June 30, 2020 included only one month of results of our former RCP segment and six months of results of our former GPC segment. Refer to Note 2, Discontinued Operations, for additional details.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the six months ended June 30, 2021 decreased by $65 million, or 24%, to $207 million compared to the six months ended June 30, 2020. The decrease was primarily due to higher manufacturing costs in Beverage Merchandising driven by the impact of Winter Storm Uri along with the additional impact from a cold mill outage, as well higher material costs, net of higher costs passed through to customers. These decreases were partially offset by higher sales volume and favorable pricing. Adjusted EBITDA for the six months ended June 30, 2021 included $50 million of additional costs incurred related to the impact of Winter Storm Uri.

Segment Information

Foodservice

	For the Six Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$1,025	$878	$147	17%
Segment Adjusted EBITDA	$123	$89	$34	38%
Segment Adjusted EBITDA Margin	12%	10%

Total Segment Net Revenues. Foodservice total segment net revenues for the six months ended June 30, 2021 increased by $147 million, or 17%, to $1,025 million compared to the six months ended June 30, 2020. The increase was primarily due to higher sales volume due to markets reopening after the COVID-19 pandemic which significantly impacted the prior year period, as well as favorable pricing, primarily due to higher costs passed through to customers.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the six months ended June 30, 2021 increased by $34 million, or 38%, to $123 million compared to the six months ended June 30, 2020. The increase was primarily due to higher sales volume and favorable pricing, partially offset by higher material costs, net of higher costs passed through to customers, and higher manufacturing costs.

Food Merchandising

	For the Six Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$730	$692	$38	5%
Segment Adjusted EBITDA	$114	$114	$—	—%
Segment Adjusted EBITDA Margin	16%	16%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the six months ended June 30, 2021 increased by $38 million, or 5%, to $730 million compared to the six months ended June 30, 2020. The increase was primarily due to favorable pricing, primarily due to higher costs passed through to customers, and higher sales volume as markets recover from the COVID-19 pandemic.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the six months ended June 30, 2021 was flat compared to the six months ended June 30, 2020 as favorable pricing was completely offset by higher manufacturing costs and higher logistics costs.

Beverage Merchandising

	For the Six Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$744	$745	$(1)	—%
Segment Adjusted EBITDA	$(17)	$87	$(104)	NM
Segment Adjusted EBITDA Margin	(2)%	12%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the six months ended June 30, 2021 decreased by $1 million to $744 million compared to the six months ended June 30, 2020. The decrease was primarily due to unfavorable pricing and customer mix, mostly offset by higher sales volume due to the market recovery from the COVID-19 pandemic.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the six months ended June 30, 2021 decreased by $104 million to a loss of $17 million compared to the six months ended June 30, 2020. The decrease was primarily driven by the additional costs of $37 million incurred related to the impact of Winter Storm Uri and costs of $16 million from a cold mill outage during the first quarter of 2021, production inefficiencies in the mills and higher material costs.

Liquidity and Capital Resources

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our shareholders. Our projected operating cash flows, existing cash balances and available capacity under our revolving credit facility are our primary sources of liquidity for the next 12 months and are expected to be used for, among other things, capital expenditures necessary to complete our Strategic Investment Program, payment of interest and principal on our long-term debt obligations, and distributions to shareholders that require approval by our Board of Directors. Additionally, we may continue to utilize long-term debt issuances for our funding requirements. While we may need additional financing to support our business and pursue our growth strategy, we currently do not expect any negative effects to our funding sources that would have a material effect on our liquidity.

Cash provided by operating activities

Net cash provided by operating activities decreased by $45 million to $122 million for the six months ended June 30, 2021 compared to $167 million for the six months ended June 30, 2020. Cash provided by operating activities for the six months ended June 30, 2020 included $134 million related to discontinued operations. The change related to our continuing operations was primarily driven by lower cash outflows related to interest payments and higher cash inflows related to tax refunds, partially offset by lower cash earnings.

Cash used in investing activities

Net cash used in investing activities decreased by $71 million to $137 million for the six months ended June 30, 2021, compared to $208 million for the six months ended June 30, 2020. The change related to our continuing operations was primarily attributable to higher capital expenditures due to the timing of spend. Cash used in investing activities for the six months ended June 30, 2020 included $94 million related to discontinued operations.

During the six months ended June 30, 2021 and 2020, we invested $37 million and $59 million, respectively, on our Strategic Investment Program.

Cash (used in) provided by financing activities

Net cash related to financing activities changed by $470 million to $102 million of cash used in financing activities for the six months ended June 30, 2021 compared to net cash provided by financing activities of $368 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, cash used in financing activities primarily consisted of the $59 million redemption of the remaining portion of our 5.125% Notes and the payment of $35 million of dividends to our shareholders. During the six months ended June 30, 2020, cash provided by financing activities was primarily attributable to the incurrence of $3,616 million of debt, net of transaction costs, by RCPI immediately prior to its distribution, net of our repayment of $3,215 million of our pre-existing debt and $31 million of cash held by RCPI at the time of its distribution.

Dividends

We paid cash dividends of $35 million during the six months ended June 30, 2021 and there were no dividends paid during the six months ended June 30, 2020. Our Board of Directors approved a dividend of $0.10 per share on August 3, 2021 to be paid on September 15, 2021 to shareholders of record as of September 1, 2021.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Debt and Liquidity

As of June 30, 2021, we had $3,956 million of total principal amount of borrowings. Refer to Note 9, Debt, for additional details. The nature and amount of our long-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors.

During the six months ended June 30, 2021, we repaid the remaining $59 million aggregate principal amount of the 5.125% senior secured notes at a price of 101.281%.

Our 2021 annual cash interest obligations on our borrowings, including borrowings that have been repaid, are expected to be approximately $155 million. As of June 30, 2021, the underlying one month LIBO rate for amounts borrowed under our Credit Agreement was 0.10%.

As of June 30, 2021, we had $350 million of cash and cash equivalents on hand and $207 million available for drawing under our revolving credit facility. We believe that our existing cash balances, projected operating cash flows together with our available capacity under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next 12 months. Our next significant near term maturity of borrowings is $1,207 million of U.S. term loans due in February 2023. We currently anticipate incurring approximately $305 million of capital expenditures during fiscal year 2021. We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

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

Under the Credit Agreement, we may incur additional indebtedness either by satisfying certain incurrence tests or by incurring such additional indebtedness under certain specific categories of permitted debt. Incremental senior secured indebtedness under the Credit Agreement and senior secured or unsecured notes in lieu thereof are permitted to be incurred up to an aggregate principal amount of $750 million subject to pro forma compliance with the Credit Agreement’s total secured leverage ratio covenant. In addition, we may incur senior secured indebtedness in an unlimited amount as long as our total secured leverage ratio does not exceed 4.50 to 1.00 on a pro forma basis and (in the case of incremental senior secured indebtedness under the Credit Agreement only) we are in pro forma compliance with the Credit Agreement’s total secured leverage ratio covenant. The incurrence of unsecured indebtedness, including the issuance of senior notes, and unsecured subordinated indebtedness is also permitted (subject to the terms of the Credit Agreement) if the fixed charge coverage ratio is at least 2.00 to 1.00 on a pro forma basis.

Under the indenture governing the Notes, we may incur additional indebtedness either by satisfying certain incurrence tests or by incurring such additional indebtedness under certain specific categories of permitted debt. Indebtedness may be incurred under the incurrence tests if the fixed charge coverage ratio is at least 2.00 to 1.00 on a pro forma basis or the consolidated total leverage ratio is no greater than 5.50 to 1.00 and the liens securing first lien secured indebtedness do not exceed a 4.10 to 1.00 consolidated secured first lien leverage ratio.

Off-Balance Sheet Arrangements

Other than short-term leases entered into in the normal course of business, we have no material off-balance sheet obligations.

Critical Accounting Policies, Estimates and Assumptions

The most critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations and require us to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. Our significant accounting policies are described in Note 1, Nature of Operations and Basis of Presentation, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, is included in Note 1, Nature of Operations and Basis of Presentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We had significant debt commitments outstanding as of June 30, 2021. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Our interest rate risk arises primarily on significant borrowings that are denominated in U.S. dollars drawn under our Credit Agreement. The Credit Agreement includes interest rate floors of 0.0% per annum on the term loans and the revolving loan.

The underlying rates for our Credit Agreement are the one-month LIBOR, and as of June 30, 2021 the applicable rates, including the relevant margins, were 2.85% for U.S. term loans Tranche B-1 and 3.35% for U.S. term loans Tranche B-2. Based on our outstanding debt commitments as of June 30, 2021, a one-year timeframe and all other variables remaining constant, a 100 basis point increase in interest rates would result in a $25 million increase in interest expense on the term loans under our

Credit Agreement. A 100 basis point decrease in interest rates would result in a $3 million decrease in interest expense on the term loans under our Credit Agreement.

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

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge residual foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. We had no foreign currency derivative contracts as of June 30, 2021.

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

We enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass through these changes to our customers or (b) fix our input costs for a period. See Note 10, Financial Instruments, for the details of our commodity derivative contracts as of June 30, 2021.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of June 30, 2021, would have resulted in a change of less than $1 million in the unrealized loss recognized in the condensed consolidated statement of income (loss), assuming all other variables remain constant.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in our risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020, in August 2020 we identified practices in our Evergreen Packaging Shanghai business, which is part of our Beverage Merchandising segment, which involve acts potentially in violation of the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). In September 2020 we made a voluntary self-disclosure to the U.S. Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) about these items and our investigation being conducted by external counsel, accountants and other advisors. Our investigation identified the occasional giving of gift cards representing relatively minor monetary values to government regulators and employees of state-owned enterprise customers in the People’s Republic of China (“PRC”), over the course of several years. The amounts involved were immaterial, individually and in the aggregate, and these appear to have been provided at the times of PRC holidays for generalized goodwill purposes only. We have initiated procedures to remediate such practices, including discontinuing the giving of gift cards. We also identified certain other gift, travel and entertainment practices that do not comply with Company policy and expectations. These findings provided an opportunity for targeted, enhanced controls and additional training in these areas. We presented our investigation findings to the DOJ and SEC in February 2021. In response to and based on our investigation findings, the DOJ has decided to close its file on this matter without any action against the Company. The SEC staff has indicated its intention to close this matter without any action against the Company, and we intend to fully cooperate with the SEC, with the assistance of legal counsel, to conclude this matter.

Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, results of operations, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Employment Agreement, dated as of July 8, 2019, by Pactiv LLC and Eric Wulf.

10.2*	Employment Agreement, dated as of July 31, 2019, by Pactiv LLC and Tim Levenda.

10.3*	Restricted Stock Compensation Agreement, dated as of July 8, 2019, by Pactiv LLC and Eric Wulf.
10.4*	Restricted Stock Compensation Agreement, dated as of July 8, 2019, by Pactiv LLC and Tim Levenda.
21.1*	List of Subsidiaries of Pactiv Evergreen Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV EVERGREEN INC.
(Registrant)

By:	/s/ MICHAEL J. RAGEN
Michael J. Ragen
Chief Financial Officer/Chief Operating Officer
August 5, 2021