Form 10-Q
period 2021-09-30
Pactiv Evergreen Inc.
filed 2021-11-04
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant had 177,250,974 shares of common stock, $0.001 par value per share, outstanding as of October 29, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Loss

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$1,394	$1,195	$3,910	$3,514
Cost of sales	(1,291)	(1,011)	(3,549)	(2,982)
Gross profit	103	184	361	532
Selling, general and administrative expenses	(104)	(116)	(345)	(358)
Goodwill impairment charges	—	(6)	—	(6)
Restructuring, asset impairment and other related charges	—	(14)	(8)	(18)
Other income (expense), net	7	(79)	18	(48)
Operating income (loss) from continuing operations	6	(31)	26	102
Non-operating income, net	40	17	88	50
Interest expense, net	(57)	(87)	(141)	(275)
Loss from continuing operations before tax	(11)	(101)	(27)	(123)
Income tax benefit (expense)	13	(42)	26	95
Income (loss) from continuing operations	2	(143)	(1)	(28)
Loss from discontinued operations, net of income taxes	(2)	(216)	(6)	(234)
Net loss	—	(359)	(7)	(262)
Income attributable to non-controlling interests	—	—	(1)	(1)
Net loss attributable to Pactiv Evergreen Inc. common shareholders	$—	$(359)	$(8)	$(263)
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.01	$(1.03)	$(0.01)	$(0.22)
Diluted	$0.01	$(1.03)	$(0.01)	$(0.22)
From discontinued operations
Basic	$(0.01)	$(1.56)	$(0.03)	$(1.72)
Diluted	$(0.01)	$(1.56)	$(0.03)	$(1.72)
Total
Basic	$—	$(2.59)	$(0.04)	$(1.94)
Diluted	$—	$(2.59)	$(0.04)	$(1.94)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$—	$(359)	$(7)	$(262)
Other comprehensive income (loss), net of income taxes:
Currency translation adjustments	(7)	66	(20)	(29)
Defined benefit plans	211	—	211	—
Other comprehensive income (loss)	204	66	191	(29)
Comprehensive income (loss)	204	(293)	184	(291)
Comprehensive income attributable to non-controlling interests	—	—	(1)	(1)
Comprehensive income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$204	$(293)	$183	$(292)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of September 30, 2021	As of December 31, 2020
Assets
Cash and cash equivalents	$627	$458
Accounts receivable, net of allowances for doubtful accounts of $3 and $3	473	375
Related party receivables	47	55
Inventories	801	784
Other current assets	120	175
Assets held for sale	—	26
Total current assets	2,068	1,873
Property, plant and equipment, net	1,693	1,685
Operating lease right-of-use assets, net	254	260
Goodwill	1,760	1,760
Intangible assets, net	1,052	1,092
Deferred income taxes	10	7
Other noncurrent assets	170	166
Total assets	$7,007	$6,843
Liabilities
Accounts payable	$390	$313
Related party payables	10	10
Current portion of long-term debt	27	15
Current portion of operating lease liabilities	58	57
Income taxes payable	10	10
Accrued and other current liabilities	354	322
Liabilities held for sale	—	12
Total current liabilities	849	739
Long-term debt	4,220	3,965
Long-term operating lease liabilities	213	217
Deferred income taxes	217	193
Long-term employee benefit obligations	152	519
Other noncurrent liabilities	142	136
Total liabilities	$5,793	$5,769
Commitments and contingencies (Note 13)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 177,250,974 and 177,157,710 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	623	614
Accumulated other comprehensive loss	(158)	(349)
Retained earnings	745	806
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,210	1,071
Non-controlling interests	4	3
Total equity	1,214	1,074
Total liabilities and equity	$7,007	$6,843

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests	Total Equity
For the Three Months Ended September 30, 2020
Balance as of June 30, 2020	134.4	$—	$55	$(624)	$2,603	$3	$2,037
Net loss	—	—	—	—	(359)	—	(359)
Other comprehensive income, net of income taxes	—	—	—	66	—	—	66
Forgiveness of related party balances pre IPO	—	—	—	—	(362)	—	(362)
Distribution of Graham Packaging Company Inc.(1)	—	—	(22)	172	(1,328)	—	(1,178)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	41.0	—	546	—	—	—	546
Dividends paid to non-controlling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	1	—	—	—	1
Balance as of September 30, 2020	175.4	$—	$580	$(386)	$554	$2	$750

For the Three Months Ended September 30, 2021
Balance as of June 30, 2021	177.2	$—	$620	$(362)	$763	$4	$1,025
Net (loss) income	—	—	—	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	204	—	—	204
Dividends paid to common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Equity based compensation	—	—	3	—	—	—	3
Vesting of restricted stock units	0.1	—	—	—	—	—	—
Balance as of September 30, 2021	177.3	$—	$623	$(158)	$745	$4	$1,214

For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	134.4	$—	$103	$(518)	$2,494	$3	$2,082
Net (loss) income	—	—	—	—	(263)	1	(262)
Other comprehensive loss, net of income taxes	—	—	—	(29)	—	—	(29)
Distribution of Reynolds Consumer Products Inc.(1)	—	—	(48)	(11)	13	—	(46)
Forgiveness of related party balances pre IPO	—	—	—	—	(362)	—	(362)
Distribution of Graham Packaging Company Inc.(1)	—	—	(22)	172	(1,328)	—	(1,178)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	41.0	—	546	—	—	—	546
Dividends paid to non-controlling interests	—	—	—	—	—	(2)	(2)
Equity based compensation	—	—	1	—	—	—	1
Balance as of September 30, 2020	175.4	$—	$580	$(386)	$554	$2	$750

For the Nine Months Ended September 30, 2021
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074
Net (loss) income	—	—	—	—	(8)	1	(7)
Other comprehensive income, net of income taxes	—	—	—	191	—	—	191
Dividends paid to common shareholders ($0.30 per share)	—	—	—	—	(53)	—	(53)
Equity based compensation	—	—	9	—	—	—	9
Vesting of restricted stock units	0.1	—	—	—	—	—	—
Balance as of September 30, 2021	177.3	$—	$623	$(158)	$745	$4	$1,214

(1)	Refer to Note 1, Nature of Operations and Basis of Presentation, and Note 2, Discontinued Operations, for additional details.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash provided by operating activities
Net loss	$(7)	$(262)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	253	391
Deferred income taxes	(48)	310
Unrealized loss (gain) on derivatives	5	(3)
Goodwill impairment charges	—	6
Other asset impairment charges	—	15
Gain on disposal of businesses and other assets	—	(8)
Non-cash portion of employee benefit obligations	(83)	(44)
Non-cash portion of operating lease expense	57	78
Amortization of OID and DIC	4	15
Loss on extinguishment of debt	2	15
Other non-cash items, net	8	(2)
Change in assets and liabilities:
Accounts receivable, net	(98)	(4)
Inventories	(20)	(29)
Other current assets	2	—
Accounts payable	87	24
Operating lease payments	(57)	(75)
Income taxes payable/receivable	49	(121)
Accrued and other current liabilities	34	(76)
Employee benefit obligation contributions	(3)	(6)
Other assets and liabilities	5	46
Net cash provided by operating activities	190	270
Cash used in investing activities
Acquisition of property, plant and equipment and intangible assets	(199)	(329)
Proceeds from sale of property, plant and equipment	1	1
Disposal of businesses, net of cash disposed	(6)	8
Insurance recoveries	3	—
Net cash used in investing activities	(201)	(320)
Cash provided by financing activities
Long-term debt proceeds	1,510	5,614
Long-term debt repayments	(1,275)	(5,473)
Deferred financing transaction costs on long-term debt	(5)	(35)
Premium on redemption of long-term debt	(1)	(2)
Net proceeds from issuance of shares	—	546
Dividends paid to common shareholders	(53)	—
Cash held by Reynolds Consumer Products and Graham Packaging Company at time of distribution	—	(110)
Other financing activities	(3)	(4)
Net cash provided by financing activities	173	536
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(15)
Increase in cash, cash equivalents and restricted cash	159	471
Cash, cash equivalents and restricted cash as of beginning of the period	468	1,294
Cash, cash equivalents and restricted cash as of end of the period	$627	$1,765
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$627	$1,756
Cash and cash equivalents classified as assets held for sale or distribution	—	9
Cash, cash equivalents and restricted cash as of end of the period	$627	$1,765
Cash paid (received):
Interest	$99	$344
Income taxes (refunded) paid, net	(25)	(15)

Significant non-cash investing and financing activities

During the nine months ended September 30, 2021 and 2020, we recognized operating lease right-of-use assets and lease liabilities of $41 million and $127 million, respectively. During the nine months ended September 30, 2021, we recognized finance lease right-of-use assets and lease liabilities of $34 million.

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

On September 16, 2020, we distributed our interest in the operations that represented our former Graham Packaging Company ("GPC") business to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for our initial public offering (“IPO”), which was completed on September 21, 2020. To effect the distribution of GPC, we bought back 14,036,726 of our shares from PFL in consideration of us transferring all of our shares in GPCI to PFL. Upon the distribution of GPCI to PFL, we determined that our former GPC business met the criteria to be classified as a discontinued operation.

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

Accounting Guidance Issued but Not Yet Adopted as of September 30, 2021

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

Note 2. Discontinued Operations

Our discontinued operations for the nine months ended September 30, 2020 was primarily comprised of our former RCP and GPC businesses.

Loss from discontinued operations, which includes the results of GPC through September 16, 2020 and the results of RCP through February 4, 2020, were as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Net revenues	$396	$1,510
Cost of sales	(331)	(1,234)
Gross profit	65	276
Selling, general and administrative expenses	(52)	(179)
Restructuring, asset impairment and other related charges	(4)	(13)
Interest expense, net(1)	(32)	(54)
Other expense, net	—	(3)
(Loss) income before income taxes from discontinued operations	(23)	27
Income tax expense	(193)	(275)
Net loss from discontinued operations, before gain on disposal	(216)	(248)
Gain on disposal, net of income taxes	—	14
Net loss from discontinued operations	$(216)	$(234)
(1)

Includes interest expense and amortization of deferred transaction costs related to debt repaid in conjunction with the distribution of RCPI, as well as interest and transaction costs related to debt incurred by GPCI in August 2020; also includes a $5 million loss on extinguishment of debt from the repayment of corporate debt on February 4, 2020.

During the three and nine months ended September 30, 2021, we recognized a charge of $2 million and $6 million, respectively, primarily related to certain historical tax agreements from previously divested businesses.

The loss from discontinued operations for the three and nine months ended September 30, 2020 included depreciation and amortization expenses of $52 million and $178 million, respectively.

The loss from discontinued operations for the three and nine months ended September 30, 2020 included asset impairment charges of $1 million and $2 million, respectively. The loss from discontinued operations for the three and nine months ended September 30, 2020 also included restructuring and other related charges of $3 million and $11 million, respectively, arising from the ongoing rationalization of GPC's manufacturing footprint, which are included in restructuring, asset impairment and other related charges in the above table.

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

Cash flows from discontinued operations were as follows:

For the Nine Months Ended September 30, 2020
Net cash provided by operating activities	$175
Net cash used in investing activities	(122)
Net cash provided by financing activities	2,441
Net cash flow from discontinued operations	$2,494

Note 3. Acquisitions and Dispositions

Acquisitions

On October 1, 2021, we completed the acquisition of all of the outstanding ownership interests of Fabri-Kal LLC, Monarch Mill Pond LLC and Pure Pulp Products LLC (collectively, “Fabri-Kal”) for a preliminary purchase price of $377 million, that was paid in cash. The purchase price is subject to customary adjustments for, among other things, cash, working capital and indebtedness. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the consumer packaged goods and industrial food markets. The acquisition includes four manufacturing facilities in North America. The acquisition is expected to broaden our portfolio of sustainable packaging products and expand our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021. We incurred $2 million of acquisition costs during the three and nine months ended September 30, 2021, which was reflected in selling, general and administrative expenses.

Dispositions

On March 31, 2021, we completed the sale of the remaining South American closures businesses for an immaterial amount and recognized a partial reversal of the initial impairment charge of $2 million during the nine months ended September 30, 2021 which was reflected in restructuring, asset impairment and other related charges. This partial reversal was driven by a change in the carrying value of the assets held for sale as of the disposal date. The operations of the South American closures businesses did not meet the criteria to be presented as discontinued operations. Subsequent to the disposal date, we recognized an impairment charge of $2 million related to the finalization of the sale, which was recognized in restructuring, asset impairment and other related charges.

The results of this business were reported within the Other operating segment. The South American closures businesses' income from operations before income taxes for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 were insignificant.

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd., our 50% joint venture with Naturepak Limited, to Elopak ASA. We expect to receive cash proceeds from the transaction of approximately $47 million which exceeds the carrying value of our interests. The transaction is expected to close in late 2021 or early 2022, subject to customary closing conditions, including regulatory approvals.

Note 4. Impairment, Restructuring and Other Related Charges

There were no impairment, restructuring and other related charges during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we recorded the following impairment, restructuring and other related charges:

	Employee terminations	Total
Beverage Merchandising	$8	$8
Total	$8	$8

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

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. On October 31, 2021, we ceased manufacturing coated groundwood paper.

As a result of the closure, we recognized a pre-tax charge of $8 million for contractual termination benefits in the nine months ended September 30, 2021. We also expect the closure to result in accelerated plant and equipment depreciation expense of approximately $25 million, of which $20 million was incurred during the three and nine months ended September 30, 2021. We also expect disassembly costs and similar expenses of approximately $2 million to $4 million.

In addition, related to the sale of our South American closures businesses, we recorded a non-cash impairment charge of $2 million during the nine months ended September 30, 2021 which offset a previously recorded partial reversal of impairment charges. Refer to Note 3, Acquisitions and Dispositions, for additional details.

For the three months ended September 30, 2020, we recorded non-cash impairment charges of $19 million, primarily comprised of $6 million related to goodwill and an $11 million impairment charge, both in relation to our South American closures businesses. Following these impairments, goodwill was fully impaired and the carrying value of the South American remaining closures businesses were reduced to fair value. The impairments arose primarily as a result of the strategic decision to sell the South American closure businesses in addition to the negative impact from current market conditions and outlook for the operations of the remaining closures businesses. The estimated recoverable amounts, or fair value, were determined based on a capitalization of earnings methodology, using Adjusted EBITDA expected to be generated multiplied by an earnings multiple. The key assumptions in developing Adjusted EBITDA include management’s assessment of future trends in the industry and are based on both external and internal sources. The forecasted 2021 Adjusted EBITDA for the remaining closures operations was prepared using certain key assumptions including selling prices, sales volumes and costs of raw materials. Earnings multiples reflect recent sale and purchase transactions and comparable company trading multiples in the same industry. These estimates represent a Level 3 measurement in the fair value hierarchy, which includes inputs that are not based on observable market data. For the three months ended September 30, 2020, we recorded $1 million in employee termination costs.

For the nine months ended September 30, 2020, in addition to the impairments discussed above, we also recorded $3 million of employee termination and other restructuring costs.

The following table summarizes the changes to our restructuring liability for the nine months ended September 30, 2021:

	December 31, 2020	Charges to earnings	Cash paid	September 30, 2021
Employee termination costs	$7	$8	$(6)	$9
Total	$7	$8	$(6)	$9

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We expect to settle our restructuring liability within twelve months.

Note 5. Inventories

The components of inventories consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Raw materials	$228	$180
Work in progress	106	108
Finished goods	373	410
Spare parts	94	86
Inventories	$801	$784

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Land and land improvements	$85	$87
Buildings and building improvements	592	532
Machinery and equipment	3,310	3,148
Construction in progress	164	191
Property, plant and equipment, at cost	4,151	3,958
Less: accumulated depreciation	(2,458)	(2,273)
Property, plant and equipment, net	$1,693	$1,685

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$85	$54	$197	$157
Selling, general and administrative expenses	5	4	17	14
Total depreciation expense	$90	$58	$214	$171

Note 7. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Other (1) (2)	Total
Balance as of December 31, 2020	$924	$770	$66	$—	$1,760
Impairment charges	—	—	—	—	—
Balance as of September 30, 2021	$924	$770	$66	$—	$1,760
Accumulated impairment losses	$—	$—	$—	$15	$15

(1)	Other includes operations that do not meet the quantitative threshold for reportable segments.
(2)

During the nine months ended September 30, 2021, we reduced the gross carrying amount of goodwill and accumulated impairment losses by $7 million as a result of the sale of the remaining South American closures businesses within the Other operating segment. Refer to Note 3, Acquisitions and Dispositions, for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Intangible assets, net consisted of the following:

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,019	$(580)	$439	$1,019	$(540)	$479
Other	20	(20)	—	20	(20)	—
Total finite-lived intangible assets	$1,039	$(600)	$439	$1,039	$(560)	$479
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,652	$(600)	$1,052	$1,652	$(560)	$1,092

Amortization expense for intangible assets of $13 million and $15 million for the three months ended September 30, 2021 and 2020, respectively, and $39 million and $42 million for the nine months ended September 30, 2021 and 2020, respectively, was recognized in selling, general and administrative expenses.

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Accrued personnel costs	$81	$117
Accrued rebates and credits	105	68
Accrued interest	34	16
Other(1)	134	121
Accrued and other current liabilities	$354	$322

(1)	Other includes items such as accruals for freight, utilities and property and other non-income related taxes.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 9. Debt

Debt consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
Credit Agreement	$2,256	$2,457
Notes:
5.125% Senior Secured Notes due 2023	—	59
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	—
Pactiv Debentures:
7.950% Debentures due 2025	276	276
8.375% Debentures due 2027	200	200
Other	45	12
Total principal amount of borrowings	4,277	4,004
Deferred financing transaction costs ("DIC")	(17)	(14)
Original issue discounts, net of premiums ("OID")	(13)	(10)
	4,247	3,980
Less: current portion	(27)	(15)
Long-term debt	$4,220	$3,965

We were in compliance with all debt covenants during the nine months ended September 30, 2021 and the year ended December 31, 2020.

As detailed in our Annual Report on Form 10-K for the year ended December 31, 2020, during the year ended December 31, 2020, we repaid portions of term loans, the securitization facility and notes totaling $8,944 million, for an aggregate price, including premiums, of $8,978 million, prior to maturity. This included repayments of $5,473 million of term loans, borrowings under the securitization facility and notes during the nine months ended September 30, 2020. The repayment of these borrowings resulted in a $5 million loss on extinguishment of debt reported within discontinued operations. Refer to Note 2, Discontinued Operations, for additional details.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

		Value Drawn or Utilized	Applicable Interest Rate
		as of	as of
		September 30,	September 30,
	Maturity Date	2021	2021
Term Tranches
U.S. term loans Tranche B-2	February 5, 2026	$1,241	LIBOR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$1,015	LIBOR (floor of 0.500%) + 3.500%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2024	$43	—

(1)      The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

On September 24, 2021, we incurred $1,015 million of term loans (“U.S. term loans Tranche B-3”) maturing on September 24, 2028. A portion of the net proceeds from the U.S. term loans Tranche B-3, along with the net proceeds from the 4.375% Notes, was used to repay the $1,207 million of existing U.S. term loans Tranche B-1 maturing in February 2023, including accrued interest, extinguishing this tranche of borrowings. The balance of the net proceeds from the U.S. term loans Tranche B-3 was used to partially fund the acquisition of Fabri-Kal.

The weighted average contractual interest rates related to our U.S. term loans Tranche B-1 for the nine months ended September 30, 2021 and 2020 were 2.86% and 3.70%, respectively. The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 and Tranche B-3 for the nine months ended September 30, 2021 were 3.36% and 4.00%, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates.

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

Notes

Outstanding Notes, as of September 30, 2021, are summarized below:

Description	Maturity date	Semi-annual interest payment dates
4.000% Senior Secured Notes due 2027	October 15, 2027	April 15 and October 15, commencing April 15, 2021
4.375% Senior Secured Notes due 2028	October 15, 2028	April 15 and October 15, commencing April 15, 2022

On September 24, 2021, we issued $500 million aggregate principal amount of 4.375% senior secured notes maturing on October 15, 2028 (“4.375% Notes”).

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

The respective indentures governing the 4.000% Senior Secured Notes due 2027 (“4.000% Notes”) and the 4.375% Notes (together with the 4.000% Notes, the “Notes”) contain customary covenants which restrict us from certain activities including, among other things, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the respective indentures governing the Notes.

Under the respective indentures governing the Notes, we can, at our option, elect to redeem the Notes under terms and conditions specified in the indentures. Under the respective indentures governing the Notes, in certain circumstances which would constitute a change in control, the holders of the Notes have the right to require us to repurchase the Notes at a premium.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Pactiv Debentures

As of September 30, 2021, we had outstanding the following debentures (together, the “Pactiv Debentures”):

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

Other borrowings

Other borrowings include finance lease obligations of $45 million and $12 million as of September 30, 2021 and December 31, 2020, respectively.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of September 30, 2021:

2021	$7
2022	27
2023	27
2024	27
2025	303
Thereafter	3,886
Total principal amount of borrowings	$4,277

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Fair value of our long-term debt

The fair value of our long-term debt as of September 30, 2021 and December 31, 2020 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$2,244	$2,246	$2,447	$2,443
Notes:
5.125% Senior Secured Notes due 2023	—	—	59	60
4.000% Senior Secured Notes due 2027	991	992	991	1,024
4.375% Senior Secured Notes due 2028	495	502	—	—
Pactiv Debentures:
7.950% Debentures due 2025	273	310	273	318
8.375% Debentures due 2027	199	229	198	235
Other	45	45	12	12
Total	$4,247	$4,324	$3,980	$4,092

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense:
Securitization Facility	$—	$—	$—	$6
Credit Agreement	19	21	58	87
Notes	11	36	31	123
Pactiv Debentures	11	11	30	30
Interest income, related party(1)	—	(3)	—	(9)
Interest income, other	(1)	—	(2)	(6)
Amortization:
Deferred financing transaction costs(2)	—	3	2	12
Original issue discounts	1	—	2	3
Derivative losses	—	1	—	15
Net foreign currency exchange losses (gains)	—	6	—	—
Loss on extinguishment of debt:
Write-off of unamortized DIC and OID	1	7	1	7
Redemption premiums	—	3	1	3
Other(3)	15	2	18	4
Interest expense, net(4)	$57	$87	$141	$275

(1)	Refer to Note 16, Related Party Transactions, for additional details.
(2)	The amount for the nine months ended September 30, 2020 includes an adjustment of $5 million related to prior periods.
(3)

Includes $5 million of fees incurred during the three and nine months ended September 30, 2021 in relation to entering into a commitment letter with certain financial institutions for a senior secured incremental term loan facility in an aggregate principal amount of up to $300 million. The commitment letter terminated on September 24, 2021. Also includes $9 million of third party costs incurred during the three and nine months ended September 30, 2021 in relation to the incurrence of U.S. term loans Tranche B-3.

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 10. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of September 30, 2021		As of December 31, 2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$3	$(2)	$9	$(2)
Total fair value	$3	$(2)	$9	$(2)
Recorded in:
Other current assets	$3	$—	$9	$—
Accrued and other current liabilities	—	(2)	—	(2)
Total fair value	$3	$(2)	$9	$(2)

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

During the three and nine months ended September 30, 2021, we recognized an unrealized loss of $1 million and $5 million, respectively, compared to an unrealized gain of $1 million and $3 million for the three and nine months ended September 30 2020, respectively, in cost of sales.

The following table provides the detail of outstanding commodity derivative contracts as of September 30, 2021:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Natural gas swaps	Million BTU	833,559	$2.47 - $2.94	Nov 2021 - Sep 2022
Benzene swaps	U.S. liquid gallon	5,435,377	$2.50 - $3.85	Nov 2021 - Jun 2022
Diesel swaps	U.S. liquid gallon	58,290	$2.50	Oct 2021 - Dec 2021
Low-density polyethylene swaps	Pound	3,000,000	$0.71	Oct 2021 - Dec 2021

Note 11. Employee Benefits

Net periodic benefit income for defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$(2)	$(2)	$(5)	$(5)
Interest cost	(25)	(35)	(80)	(105)
Expected return on plan assets	43	52	146	155
Amortization of prior service cost	—	(1)	—	(1)
Amortization of actuarial gains	—	1	—	1
Ongoing net periodic benefit income	16	15	61	45
Income due to settlement(1)	22	—	22	—
Total net periodic benefit income	$38	$15	$83	$45
(1)	Refer to the Pension Partial Settlement Transaction section below for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Net periodic benefit income for defined benefit pension plans and other post-employment benefit plans was recognized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$(2)	$(1)	$(5)	$(4)
Selling, general and administrative expenses	—	(1)	—	(1)
Non-operating income, net	40	17	88	50
Total net periodic benefit income	$38	$15	$83	$45

No contributions to the Pactiv Evergreen Pension Plan (“PEPP”) are expected to be made in 2021.

Pension Partial Settlement Transaction

On July 21, 2021, we purchased with PEPP assets a non-participating group annuity contract from an insurance company and transferred $959 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 16,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured and we recognized a non-cash pre-tax pension settlement gain of $22 million in the three and nine months ended September 30, 2021.

Note 12. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Related party management fee(1)	$—	$(44)	$—	$(49)
Loss on sale of businesses and noncurrent assets	—	(1)	—	(1)
Foreign exchange losses on cash(2)	—	(42)	(1)	(14)
Transition service agreement income(1)	3	5	10	15
Other	4	3	9	1
Other income (expense), net	$7	$(79)	$18	$(48)

(1)

Refer to Note 16, Related Party Transactions, for additional details. The transition services agreement income is primarily attributable to services provided to our former segments, RCP and GPC, and our former closures businesses.

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

On April 14, 2021, MP2 Energy LLC (“MP2”) filed a lawsuit against Pactiv LLC (“Pactiv”), one of our indirect subsidiaries, in state court in Montgomery County, Texas. In this lawsuit, MP2 seeks to collect approximately $50 million from Pactiv that MP2 claims that Pactiv owes MP2 under an energy management services agreement (“EMSA”). Under the EMSA, including Transaction Confirmation No. 4, Pactiv agreed, among other things, to sell MP2 a certain contract quantity of energy at a specified price. If this contract quantity of energy became unavailable for Pactiv to sell to MP2, the EMSA granted MP2 the right to contract for the purchase of the shortfall in the contract quantity, and to charge Pactiv for the cost incurred by MP2 in

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

contracting for that shortfall, “unless due to an event of Force Majeure.” Pactiv notified MP2 that Pactiv was excused by Force Majeure under the EMSA to the extent that the contract quantity of energy was not available for Pactiv to sell to MP2 because of the winter weather emergency caused by Winter Storm Uri. Even though MP2 does not dispute that Winter Storm Uri constituted an event of Force Majeure under the EMSA and Transaction Confirmation No. 4, MP2 nevertheless seeks to hold Pactiv responsible in this lawsuit for approximately $50 million in costs that MP2 claims it incurred in contracting for a shortfall in Pactiv’s contract quantity of energy during the event of Force Majeure. Pactiv disputes any liability to MP2 and maintains that Pactiv acted reasonably at all times and that the event of Force Majeure excused any obligation Pactiv had to supply the contract quantity under the EMSA and Transaction Confirmation No. 4 or to reimburse MP2 for its cost in contracting for any shortfall in the contract quantity. Pactiv believes that MP2’s claim is without merit and that Pactiv has strong defenses against MP2’s claim, including, but not limited to, Force Majeure. Pactiv intends to vigorously defend itself against MP2’s claim in this lawsuit. Although we are confident of Pactiv’s legal position in this matter and do not consider it probable that this matter will result in a material loss, we can offer no assurance that Pactiv will in fact obtain a favorable outcome.

As part of the agreements for the sale of various businesses, we have provided certain warranties and indemnities to the respective purchasers as set out in the respective sale agreements. These warranties and indemnities are subject to various terms and conditions affecting the duration and total amount of the indemnities. As of September 30, 2021, we are not aware of any material claims under these agreements that would give rise to an additional liability. However, if such claims arise in the future, they could have a material effect on our balance sheet, results of operations or cash flows.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 14. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of accumulated other comprehensive loss (“AOCL”):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Currency translation adjustments:
Balance as of beginning of period	$(202)	$(447)	$(189)	$(354)
Currency translation adjustments	(7)	65	(9)	(30)
Amounts reclassified from AOCL(1)	—	1	(11)	1
Other comprehensive income (loss)	(7)	66	(20)	(29)
Distribution of RCPI and GPCI(2)	—	171	—	173
Balance as of end of period	$(209)	$(210)	$(209)	$(210)
Defined benefit plans:
Plans associated with continuing operations
Balance as of beginning of period	$(160)	$(176)	$(160)	$(176)
Net actuarial gain arising during year(3)	302	—	302	—
Deferred tax expense on net actuarial gain	(74)	—	(74)	—
Gain reclassified from AOCL
Defined benefit plan settlement gain	(22)	—	(22)	—
Deferred tax expense on reclassification	5	—	5	—
Other comprehensive income	211	—	211	—
Balance as of end of period	$51	$(176)	$51	$(176)
Plans held for sale or distribution
Balance as of beginning of period	$—	$(1)	$—	$12
Distribution of RCPI and GPCI(4)	—	1	—	(12)
Balance as of end of period	$—	$—	$—	$—
AOCL
Balance as of beginning of period	$(362)	$(624)	$(349)	$(518)
Other comprehensive income (loss)	204	66	191	(29)
Distribution of RCPI and GPCI(2)(4)	—	172	—	161
Balance as of end of period	$(158)	$(386)	$(158)	$(386)

(1)

The reclassification of currency translation adjustment amounts to earnings during the nine months ended September 30, 2021 relates to the sale of the remaining South American closures businesses. Refer to Note 3, Acquisitions and Dispositions, for additional details.

(2)

Currency translation adjustment reclassifications associated with the distribution of RCPI are recorded directly to additional paid in capital. Currency translation adjustment reclassifications associated with the distribution of GPCI are recorded directly to retained earnings. Refer to Note 2, Discontinued Operations, for additional details.

(3)

Net actuarial gain arising during the year relates to the interim remeasurement of the PEPP due to the partial pension settlement transaction. Refer to Note 11, Employee Benefits, for additional details.

(4)	Defined benefit plan reclassifications associated with the distribution of RCPI and GPCI are recorded directly to retained earnings.

Note 15. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2021 and 2020 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended September 30, 2021, we recognized a tax benefit of $13 million on a loss from continuing operations before tax of $11 million. The effective tax rate was driven primarily by a $9 million discrete benefit from the partial release of our valuation allowance for deferred interest deductions that was attributable to the remeasurement of the PEPP as a

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

result of the partial settlement transaction. During the nine months ended September 30, 2021, we recognized a tax benefit of $26 million on a loss from continuing operations before tax of $27 million. The effective tax rate was driven primarily by $19 million of discrete benefit adjustments for the partial release of our valuation allowance for deferred interest deductions, which was partially offset by certain nondeductible expenses and the mix of income and losses taxed at varying rates among the jurisdictions in which we operate.

During the three months ended September 30, 2020, we recognized tax expense of $42 million on a loss from continuing operations before tax of $101 million. The effective tax rate was primarily attributable to a $105 million discrete adjustment to increase our valuation allowance for deferred interest deductions. The increase in the valuation allowance reflects the reassessment of the recoverability of our deferred interest deductions following the distribution of GPCI in September 2020.  During the nine months ended September 30, 2020, we recognized a tax benefit of $95 million on a loss from continuing operations before tax of $123 million. The effective tax rate was primarily attributable to the benefit of the CARES Act, primarily from the ability to utilize additional deferred interest deductions and the mix of income and losses taxed at varying rates among the jurisdictions in which we operate. The year to date effective tax rate also included a $132 million return to provision benefit from our 2019 federal return, partially offset by a $105 million discrete adjustment for additional valuation allowance following the distribution of GPCI in September 2020. The return to provision benefit was primarily attributable to the retroactive provisions of the CARES Act, enabling the utilization of additional deferred interest deductions.

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. It is possible the audit will be completed in the next 12 months. As of September 30, 2021, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 16. Related Party Transactions

As of September 30, 2021, 78% of our shares are owned by PFL or another entity of which Mr. Graeme Hart is the ultimate shareholder (together with PFL, the “Hart Stockholders”).

In addition to the distributions of RCPI and GPCI to PFL in 2020, as described further in Note 1, Nature of Operations and Basis of Presentation, the related party entities and types of transactions we entered into with them are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Transaction Value for the		Transaction Value for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Balance Outstanding as of
	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Balances and transactions with joint ventures
Included in other current assets					$8	$7
Sale of goods and services(1)	$5	$5	$21	$23
Balances and transactions with other entities controlled by Mr. Graeme Hart
Current related party receivables					47	55
Sale of goods and services(2)	90	89	261	259
Transition services agreements and rental income(2)	3	3	10	11
Tax loss transfer(3)	—	—	—	13
Recharges(4)	1	1	8	2
Forgiveness of balance(5)	—	(15)	—	(15)
Noncurrent related party receivables(6)					—	—
Interest income	—	3	—	9
Loan forgiveness	—	(347)	—	(347)
Related party payables					(10)	(10)
Purchase of goods(2)	(28)	(28)	(79)	(91)
Recharges(4)	(1)	(1)	(7)	(11)
Management fee(7)	—	(57)	—	(65)
Tax loss transfer(3)	—	(10)	—	(11)

(1)	All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and repayable on demand.

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

(7)

Our previous financing agreements permitted the payment of management fees to related parties for management, consulting, monitoring and advising services. The management fees were paid pursuant to a services agreement with Rank which was terminated upon our IPO. During the three and nine months ended September 30, 2020, management fees of $44 million and $49 million, respectively, were recognized in other income (expense), net, with the remainder in discontinued operations.

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

Equity based compensation expense of $3 million and $1 million for the three months ended September 30, 2021 and 2020, respectively, and $9 million and $1 million for the nine months ended September 30, 2021 and 2020, respectively, was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the nine months ended September 30, 2021, we granted additional restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs required future service to be provided and vest in annual installments over a period ranging from 1 to 4 years beginning on the first anniversary of the original grant date. The following table summarizes RSU activity during 2021:

(in thousands, except per share amounts)	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	297	$14.00
Granted	980	$14.82
Forfeited	(80)	$14.60
Vested	(93)	$14.00
Non-vested, at September 30	1,104	$14.69

Unrecognized compensation cost related to unvested RSUs as of September 30, 2021 was $9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance Share Units

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We may grant performance share units (“PSUs”) which vest based on the achievement of various company performance targets during a performance period set by our Compensation Committee. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. Each PSU is equal to one common share once vested with varying maximum award value limitations. During the nine months ended September 30, 2021, we granted PSUs to certain members of management which vest on the third anniversary of the original grant date. The following table summarizes PSU activity during 2021:

(in thousands, except per share amounts)	Number of Stock Units	Weighted- Average Grant Date Fair Value
Non-vested, at January 1	—	$—
Granted	298	$15.05
Forfeited	(67)	$14.60
Non-vested, at September 30	231	$15.19

Unrecognized compensation cost related to unvested PSUs as of September 30, 2021 was $3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Note 18. Earnings Per Share

Earnings (loss) per share, including a reconciliation of the number of shares used for our earnings (loss) per share calculation, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss) attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations	$2	$(143)	$(2)	$(29)
From discontinued operations	(2)	(216)	(6)	(234)
Total	$—	$(359)	$(8)	$(263)
Weighted average number of shares outstanding
Basic	177.5	138.9	177.4	135.9
Effect of dilutive securities	0.3	—	—	—
Diluted	177.8	138.9	177.4	135.9
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.01	$(1.03)	$(0.01)	$(0.22)
Diluted	$0.01	$(1.03)	$(0.01)	$(0.22)
From discontinued operations
Basic	$(0.01)	$(1.56)	$(0.03)	$(1.72)
Diluted	$(0.01)	$(1.56)	$(0.03)	$(1.72)
Total
Basic	$—	$(2.59)	$(0.04)	$(1.94)
Diluted	$—	$(2.59)	$(0.04)	$(1.94)

The weighted average number of shares outstanding prior to our IPO reflects our conversion to a Delaware incorporated entity and the subsequent stock split, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2020. The stock split has been retroactively reflected, resulting in 134.4 million weighted average number of shares outstanding for the periods prior to our IPO. The weighted average number of shares outstanding during the three and nine months ended September 30, 2020 reflects the weighted average number of shares outstanding, as described above, plus the weighted average shares issued on September 21, 2020 as part of our IPO.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

There were no anti-dilutive potential common shares excluded from the calculation above for the three months ended September 30, 2021. The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.2 million shares for the nine months ended September 30, 2021.

Our Board of Directors approved a dividend of $0.10 per share on November 2, 2021 to be paid on December 15, 2021 to shareholders of record as of December 1, 2021.

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

Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, foreign exchange gains or losses on cash, related party management fees, unrealized gains or losses on derivatives, gains or losses on the sale of businesses and noncurrent assets, impairment charges, restructuring, asset impairment and other related charges, operational process engineering-related consultancy costs, non-cash pension income or expense, strategic review and transaction-related costs, executive transition charges and business acquisition costs.

Reportable segment assets represent trade receivables, inventory and property, plant and equipment.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
For the Three Months Ended September 30, 2021
Net revenues	$594	$391	$381	$1,366
Intersegment revenues	—	—	22	22
Total reportable segment net revenues	$594	$391	$403	$1,388
Adjusted EBITDA	$64	$49	$16	$129

For the Three Months Ended September 30, 2020
Net revenues	$473	$354	$338	$1,165
Intersegment revenues	—	—	23	23
Total reportable segment net revenues	$473	$354	$361	$1,188
Adjusted EBITDA	$81	$72	$24	$177

For the Nine Months Ended September 30, 2021
Net revenues	$1,619	$1,121	$1,089	$3,829
Intersegment revenues	—	—	58	58
Total reportable segment net revenues	$1,619	$1,121	$1,147	$3,887
Adjusted EBITDA	$187	$163	$(1)	$349

For the Nine Months Ended September 30, 2020
Net revenues	$1,351	$1,046	$1,030	$3,427
Intersegment revenues	—	—	76	76
Total reportable segment net revenues	$1,351	$1,046	$1,106	$3,503
Adjusted EBITDA	$170	$186	$112	$468

Reportable segment assets consisted of the following:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
As of September 30, 2021	$1,130	$731	$1,057	$2,918
As of December 31, 2020	1,064	703	1,039	2,806

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated GAAP loss from continuing operations before income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Reportable segment Adjusted EBITDA	$129	$177	$349	$468
Other	3	2	6	6
Unallocated	(13)	(6)	(29)	(29)
	119	173	326	445
Adjustments to reconcile to GAAP loss from continuing operations before income taxes
Interest expense, net	(57)	(87)	(141)	(275)
Depreciation and amortization	(103)	(73)	(253)	(213)
Goodwill impairment charges	—	(6)	—	(6)
Restructuring, asset impairment and other related charges	—	(14)	(8)	(18)
Loss on sale of businesses and noncurrent assets	—	(1)	—	(1)
Non-cash pension income	40	18	88	55
Operational process engineering related consultancy costs	(6)	(3)	(16)	(12)
Related party management fee	—	(44)	—	(49)
Strategic review and transaction-related costs	—	(24)	—	(39)
Foreign exchange losses on cash	—	(42)	(1)	(14)
Unrealized (losses) gains on derivatives	(1)	1	(5)	3
Executive transition charges	—	—	(10)	—
Business acquisition costs	(2)	—	(2)	—
Other	(1)	1	(5)	1
Loss from continuing operations before tax	$(11)	$(101)	$(27)	$(123)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of September 30, 2021	As of December 31, 2020
Reportable segment assets	$2,918	$2,806
Other	44	34
Unallocated(1)	4,045	4,003
Total assets	$7,007	$6,843

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Foodservice
Drinkware(1)	$240	$193	$638	$518
Containers(1)	232	199	679	571
Tableware(1)	65	37	154	132
Serviceware and other(1)	57	44	148	130
Food Merchandising
Meat trays	92	93	272	287
Bakery/snack/produce/fruit containers	83	75	239	218
Prepared food trays	41	33	113	95
Egg cartons	20	24	67	74
Tableware(2)	100	88	281	257
Other	55	41	149	115
Beverage Merchandising
Cartons for fresh beverage products	211	199	611	597
Liquid packaging board	101	92	288	296
Paper products	91	70	248	213
Reportable segment net revenues	1,388	1,188	3,887	3,503
Other / Unallocated
Other	28	30	81	87
Inter-segment eliminations	(22)	(23)	(58)	(76)
Net revenues	$1,394	$1,195	$3,910	$3,514

(1)	Certain product sales in the prior year periods have been re-categorized to conform with the current year presentation as the segment realigned its go-to-market product strategy.
(2)	During the current year, Food Merchandising changed the name of its historical Dinnerware product line to Tableware.

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

Recent Developments and Items Impacting Comparability

Fabri-Kal Acquisition

On October 1, 2021, we completed the acquisition of all of the outstanding ownership interests of Fabri-Kal for a preliminary purchase price of $377 million, that was paid in cash. The purchase price is subject to customary adjustments for, and among other things, cash, working capital and indebtedness. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the consumer packaged goods and industrial food markets. The acquisition includes four manufacturing facilities in North America. The acquisition is expected to broaden our portfolio of sustainable packaging products and expand our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

Tropical Storm Fred

During August 2021, the South Eastern portion of the U.S. was impacted by Tropical Storm Fred which brought severe flooding. As a result of the storm, our paper mill in Canton, North Carolina experienced a flood which resulted in the damage of certain property, plant and equipment. The mill subsequently experienced an explosion and resulting fire. Due to the extent of damage sustained from the flood, fire and related events, we were unable to fully operate our paper mill in Canton, North Carolina for several days during the third quarter of 2021. Accordingly, our Beverage Merchandising segment incurred $7 million of incremental costs, including costs related to the shut-down of the mill and to repair damaged property, plant and equipment, during the three months ended September 30, 2021.

Coated Groundwood Paper Business Exit

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. With the decline in the coated groundwood market, our decision to exit this business enables us to re-invest resources into our strategic core competency of liquid packaging board, as well as other more profitable segments across the enterprise. On October 31, 2021, we ceased manufacturing coated groundwood paper.

As a result of the closure, we recognized a pre-tax charge of $8 million for contractual termination benefits in the nine months ended September 30, 2021. We also expect the closure to result in accelerated plant and equipment depreciation expense of approximately $25 million, of which $20 million was incurred during the three and nine months ended September 30, 2021. We also expect disassembly costs and similar expenses of approximately $2 million to $4 million.

Pension Partial Settlement Transaction

On July 21, 2021, we purchased with PEPP assets a non-participating group annuity contract from an insurance company and transferred $959 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 16,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured and we recognized a non-cash pre-tax pension settlement gain of $22 million in the three and nine months ended September 30, 2021.

Winter Storm Uri

During February 2021, the Southern portion of the U.S. was impacted by Winter Storm Uri which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. During the first half of 2021, we incurred approximately $50 million of incremental costs including energy costs, primarily related to natural gas, shut-down costs and some property damage during the storm. Our Beverage Merchandising segment was impacted to the greatest degree with incremental costs of $37 million incurred by our paper mill in Pine Bluff, Arkansas. We do not expect to incur any further incremental costs related to Winter Storm Uri.

As a result of the storm, certain of our suppliers with locations in the impacted areas were also unable to operate which subsequently has resulted in their declaration of force majeure on meeting the supply quantities due to us. In particular, our supply of various resin types was limited and we were required to purchase from other suppliers, and at a higher price, in order to meet our production demands for March and April. As further discussed in our Results of Operations, our cost of sales was impacted for the nine months ended September 30, 2021 as the products manufactured with this higher priced material were sold.

COVID-19

Our business and operating results for 2021 continue to be impacted by the COVID-19 pandemic. However, we have seen improvement in our business during the first nine months of 2021, which we expect to continue for the remainder of 2021 as the economies in which we operate recover.

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

We expect that the COVID-19 pandemic will continue to impact our results of operations in future periods as the macroeconomic environment changes and consumer behavior continues to evolve or if additional lockdowns occur. However, while the general effects of the COVID-19 pandemic continue to change and remain unpredictable, we expect continued improvement for the remainder of 2021 as compared to 2020 as the markets in which we operate see increased demand.

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

Adjusted EBITDA from continuing operations

Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations calculated in accordance with GAAP plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items of a significant or unusual nature, including but not limited to foreign exchange gains or losses on cash, related party management fees, unrealized gains or losses on derivatives, gains or losses on the sale of businesses and noncurrent assets, impairment charges, restructuring, asset impairment and other related charges, operational process engineering-related consultancy costs, non-cash pension income or expense, strategic review and transaction-related costs, executive transition charges and business acquisition costs.

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

The following is a reconciliation of our net income (loss) from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss) from continuing operations (GAAP)	$2	$(143)	$(1)	$(28)
Income tax (benefit) expense	(13)	42	(26)	(95)
Interest expense, net	57	87	141	275
Depreciation and amortization	103	73	253	213
Goodwill impairment charges(1)	—	6	—	6
Restructuring, asset impairment and other related charges(2)	—	14	8	18
Loss on sale of businesses and noncurrent assets(3)	—	1	—	1
Non-cash pension income(4)	(40)	(18)	(88)	(55)
Operational process engineering-related consultancy costs(5)	6	3	16	12
Related party management fee(6)	—	44	—	49
Strategic review and transaction-related costs(7)	—	24	—	39
Foreign exchange losses on cash(8)	—	42	1	14
Unrealized losses (gains) on derivatives(9)	1	(1)	5	(3)
Executive transition charges(10)	—	—	10	—
Business acquisition costs(11)	2	—	2	—
Other	1	(1)	5	(1)
Adjusted EBITDA from continuing operations (Non-GAAP)	$119	$173	$326	$445

(1)	Reflects goodwill impairment charges in respect of our remaining closures operations. Refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.
(2)

Reflects asset impairment, restructuring and other related charges (net of reversals) primarily associated with the closure of Beverage Merchandising’s coated groundwood operations and our remaining closures businesses that are not reported within discontinued operations. Refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.

(3)	Reflects the loss from the sale of businesses and noncurrent assets, primarily in our Other segment. Refer to Note 12, Other Income (Expense), Net, for additional details.
(4)	Reflects the non-cash pension income related to our employee benefit plans.
(5)	Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(6)

Reflects the related party management fee charged by Rank to us. Refer to Note 16, Related Party Transactions, for additional details. Following our IPO, we are no longer charged the related party management fee.

(7)	Reflects costs incurred for strategic reviews of our businesses, as well as costs related to our IPO that could not be offset against the proceeds of the IPO.
(8)	Reflects foreign exchange losses on cash, primarily on U.S. dollar amounts held in non-U.S. dollar functional currency entities.
(9)	Reflects the mark-to-market movements in our commodity derivatives. Refer to Note 10, Financial Instruments, for additional details.
(10)	Reflects charges relating to key executive retirement and separation agreements in the first half of 2021.
(11)	Reflects costs incurred related to the acquisition of Fabri-Kal. Refer to Note 3, Acquisitions and Dispositions, for additional details.

Results of Operations

Three Months Ended September 30, 2021 compared with the Three Months Ended September 30, 2020

Reportable Segment Net Revenues and Adjusted EBITDA

(In millions, except for %)	Foodservice	Food Merchandising	Beverage Merchandising
Net revenues
2021	$594	$391	$403
2020	$473	$354	$361
Change	$121	$37	$42
% Change	26%	10%	12%
Adjusted EBITDA
2021	$64	$49	$16
2020	$81	$72	$24
Change	$(17)	$(23)	$(8)
% Change	(21)%	(32)%	(33)%

Consolidated Results

	For the Three Months Ended September 30,
(In millions, except for %)	2021	% of revenue	2020	% of revenue	Change	% change
Net revenues	$1,394	100%	$1,195	100%	$199	17%
Cost of sales	(1,291)	(93)%	(1,011)	(85)%	(280)	(28)%
Gross profit	103	7%	184	15%	(81)	(44)%
Selling, general and administrative expenses	(104)	(7%)	(116)	(10)%	12	10%
Goodwill impairment charges	—	—%	(6)	(1%)	6	NM
Restructuring, asset impairment and other related charges	—	—%	(14)	(1%)	14	NM
Other income (expense), net	7	1%	(79)	(7)%	86	NM
Operating income (loss) from continuing operations	6	—%	(31)	(3)%	37	NM
Non-operating income, net	40	3%	17	1%	23	NM
Interest expense, net	(57)	(4)%	(87)	(7)%	30	34%
Loss from continuing operations before tax	(11)	(1)%	(101)	(8)%	90	89%
Income tax benefit (expense)	13	1%	(42)	(4%)	55	NM
Income (loss) from continuing operations	2	—%	(143)	(12)%	145	NM
Loss from discontinued operations, net of income taxes	(2)		(216)		214
Net Loss	$—		$(359)		$359
Adjusted EBITDA from continuing operations(1)	$119	9%	$173	14%	$(54)	(31)%

(1)

Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Adjusted EBITDA from continuing operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

NM indicates that the calculation is “not meaningful”.

Components of Change in Reportable Segment Net Revenues for the Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

	Price/Mix	Volume	FX	Total
Net revenues	14%	3%	—%	17%
By reportable segment:
Foodservice	21%	5%	—%	26%
Food Merchandising	15%	(6)%	1%	10%
Beverage Merchandising	3%	9%	—%	12%

Net Revenues. Net revenues for the three months ended September 30, 2021 increased by $199 million, or 17%, to $1,394 million compared to the three months ended September 30, 2020. The increase was primarily due to favorable pricing, largely due to higher material costs passed through to customers within our Foodservice and Food Merchandising segments, as well as higher sales volume within our Beverage Merchandising and Foodservice segments, largely due to higher demand as the economy continues to recover from the COVID-19 pandemic.

Cost of Sales. Cost of sales for the three months ended September 30, 2021 increased by $280 million, or 28%, to $1,291 million compared to the three months ended September 30, 2020. The increase was primarily due to higher material costs, higher manufacturing costs, including $31 million of increased depreciation expense driven primarily by accelerated depreciation due to the closure of Beverage Merchandising’s coated groundwood operations, and higher logistics costs across all of our segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2021 decreased by $12 million, or 10%, to $104 million compared to the three months ended September 30, 2020. The decrease was primarily due to $24 million of lower strategic review and transaction related costs, partially offset by higher employee-related costs and higher operational consultancy costs.

Goodwill Impairment Charges. Goodwill impairment charges for the three months ended September 30, 2020 comprised a $6 million charge related to our remaining closures businesses. Refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended September 30, 2020 of $14 million primarily related to our remaining closures businesses. Refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.

Other Income (Expense), Net. During the three months ended September 30, 2021, we recognized $7 million of income compared to $79 million of expense for the three months ended September 30, 2020. The change was primarily attributable to $44 million of related party management fees that were incurred in the prior year period and $42 million of foreign exchange losses on cash in the prior year period on U.S. dollar cash balances held by foreign entities with a non-U.S. dollar functional currency which were redomiciled to the U.S. upon our initial public offering.

Non-operating Income, Net. Non-operating income, net, for the three months ended September 30, 2021 increased by $23 million to $40 million compared to $17 million for the three months ended September 30, 2020. The increase was primarily due to the $22 million pension settlement gain recognized in the current year period.

Interest Expense, Net. Interest expense, net, for the three months ended September 30, 2021 decreased by $30 million, or 34%, to $57 million, compared to the three months ended September 30, 2020, primarily due to the reduction in principal amounts outstanding under our notes and term loans. Refer to Note 9, Debt, for additional details.

Income Tax (Expense) Benefit. During the three months ended September 30, 2021, we recognized a tax benefit of $13 million on a loss from continuing operations before tax of $11 million, compared to tax expense of $42 million on a loss from continuing operations before tax of $101 million for the three months ended September 30, 2020. The effective tax rate during the three months ended September 30, 2021 was primarily attributable to a $9 million discrete tax benefit from the partial release of our valuation allowance for deferred interest deductions resulting from our pension partial settlement transaction. The effective tax rate during the three months ended September 30, 2020 was primarily attributable to a $105 million discrete increase in our valuation allowance for deferred interest deductions following the reassessment of the recoverability of our deferred interest deductions as a result of the distribution of GPCI in September 2020.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes for the three months ended September 30, 2020 included two and a half months of results of our former GPC segment. Refer to Note 2, Discontinued Operations, for additional details.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the three months ended September 30, 2021 decreased by $54 million, or 31%, to $119 million compared to the three months ended September 30, 2020. The decrease was primarily due to higher manufacturing, logistics and material costs, net of higher costs passed through to customers, partially offset by higher sales volume due to the continued economic recovery from the COVID-19 pandemic.

Segment Information

Foodservice

	For the Three Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$594	$473	$121	26%
Segment Adjusted EBITDA	$64	$81	$(17)	(21)%
Segment Adjusted EBITDA Margin	11%	17%

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended September 30, 2021 increased by $121 million, or 26%, to $594 million compared to the three months ended September 30, 2020. The increase was primarily due to favorable pricing, primarily due to higher material costs passed through to customers, as well as higher sales volume due to the market recovery from the COVID-19 pandemic.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended September 30, 2021 decreased by $17 million, or 21%, to $64 million compared to the three months ended September 30, 2020. The decrease was primarily due to higher manufacturing, logistics and material costs, net of higher costs passed through to customers, partially offset by higher sales volume.

Food Merchandising

	For the Three Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$391	$354	$37	10%
Segment Adjusted EBITDA	$49	$72	$(23)	(32)%
Segment Adjusted EBITDA Margin	13%	20%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the three months ended September 30, 2021 increased by $37 million, or 10%, to $391 million compared to the three months ended September 30, 2020. The increase was primarily due to favorable pricing, primarily due to higher material costs passed through to customers, partially offset by lower sales volume, primarily due to labor shortages.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the three months ended September 30, 2021 decreased by $23 million, or 32%, to $49 million compared to the three months ended September 30, 2020. The decrease was primarily due to higher manufacturing costs, lower sales volume and higher logistics and material costs, net of higher costs passed through to customers.

Beverage Merchandising

	For the Three Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$403	$361	$42	12%
Segment Adjusted EBITDA	$16	$24	$(8)	(33)%
Segment Adjusted EBITDA Margin	4%	7%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the three months ended September 30, 2021 increased by $42 million, or 12%, to $403 million compared to the three months ended September 30, 2020. The increase was primarily due to higher sales volume and favorable pricing due to the market recovery from the COVID-19 pandemic.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the three months ended September 30, 2021 decreased by $8 million, or 33%, to $16 million compared to the three months ended September 30, 2020. The decrease was primarily driven by higher material, manufacturing and logistics costs, partially offset by higher sales volume and favorable pricing and customer mix. The higher costs for the three months ended September 30, 2021 included $7 million of additional costs incurred related to the impact of Tropical Storm Fred.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Reportable Segment Net Revenues and Adjusted EBITDA

(In millions, except for %)	Foodservice	Food Merchandising	Beverage Merchandising
Net revenues
2021	$1,619	$1,121	$1,147
2020	$1,351	$1,046	$1,106
Change	$268	$75	$41
% Change	20%	7%	4%
Adjusted EBITDA
2021	$187	$163	$(1)
2020	$170	$186	$112
Change	$17	$(23)	$(113)
% Change	10%	(12%)	NM

Consolidated Results

	For the Nine Months Ended September 30,
(In millions, except for %)	2021	% of revenue	2020	% of revenue	Change	% change
Net revenues	$3,910	100%	$3,514	100%	$396	11%
Cost of sales	(3,549)	(91)%	(2,982)	(85)%	(567)	(19)%
Gross profit	361	9%	532	15%	(171)	(32)%
Selling, general and administrative expenses	(345)	(9)%	(358)	(10)%	13	4%
Goodwill impairment charges	—	—%	(6)	—%	6	NM
Restructuring, asset impairment and other related charges	(8)	—%	(18)	(1%)	10	56%
Other income (expense), net	18	—%	(48)	(1%)	66	NM
Operating income from continuing operations	26	1%	102	3%	(76)	(75)%
Non-operating income, net	88	2%	50	1%	38	76%
Interest expense, net	(141)	(4)%	(275)	(8)%	134	49%
Loss from continuing operations before tax	(27)	(1)%	(123)	(4)%	96	(78)%
Income tax benefit	26	1%	95	3%	(69)	(73)%
Loss from continuing operations	(1)	—%	(28)	(1)%	27	96%
Loss from discontinued operations, net of income taxes	(6)		(234)		228
Net loss	$(7)		$(262)		$255
Adjusted EBITDA from continuing operations(1)	$326	8%	$445	13%	$(119)	(27)%
(1)

Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Adjusted EBITDA from continuing operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for the Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

	Price/Mix	Volume	FX	Total
Net revenues	5%	5%	1%	11%
By reportable segment:
Foodservice	9%	10%	1%	20%
Food Merchandising	8%	(2)%	1%	7%
Beverage Merchandising	(2)%	5%	1%	4%

Net Revenues. Net revenues for the nine months ended September 30, 2021 increased by $396 million, or 11%, to $3,910 million compared to the nine months ended September 30, 2020. The increase was primarily due to higher sales volume within our Foodservice and Beverage Merchandising segments, largely due to higher demand as markets continue to recover from the COVID-19 pandemic, as well as favorable pricing, primarily due to higher material costs passed through to customers within our Foodservice and Food Merchandising segments.

Cost of Sales. Cost of sales for the nine months ended September 30, 2021 increased by $567 million, or 19%, to $3,549 million compared to the nine months ended September 30, 2020. The increase was primarily due to higher sales volume, higher manufacturing costs driven by $50 million of incremental costs incurred related to the impact of Winter Storm Uri as well as $40 million of increased depreciation expense driven primarily by accelerated depreciation due to the closure of Beverage Merchandising’s coated groundwood operations, production inefficiencies in Beverage Merchandising, higher material costs and higher logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2021 decreased by $13 million, or 4%, to $345 million compared to the nine months ended September 30, 2020. The decrease was primarily due to $39 million of lower strategic review and transaction related costs, partially offset by a $10 million charge related to executive transition agreements and higher costs related to employees, professional services, insurance and operational consultancy.

Goodwill Impairment Charges. Goodwill impairment charges for the nine months ended September 30, 2020 represented a $6 million charge related to our remaining closures businesses. Refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the nine months ended September 30, 2021 decreased by $10 million, or 56%, to $8 million compared to the nine months ended September 30, 2020. Refer to Note 4, Impairment, Restructuring and Other Related Charges, for additional details.

Other Income (Expense), Net. During the nine months ended September 30, 2021, we recognized $18 million of income compared to $48 million of expense for the nine months ended September 30, 2020. The change was primarily attributable to $49 million of related party management fees that were incurred in the prior year period and $14 million of foreign exchange losses on cash in the prior year period, largely on U.S. dollar cash balances held by foreign entities with a non-U.S. dollar functional currency which were redomiciled to the U.S. upon our initial public offering.

Non-operating Income, Net. Non-operating income, net, for the nine months ended September 30, 2021 increased by $38 million, or 76%, to $88 million compared to $50 million for the nine months ended September 30, 2020. The increase was primarily due to the $22 million pension settlement gain recognized in the current year period and a decrease in interest cost on benefit plans, largely as a result of a decrease in interest rates.

Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 2021 decreased by $134 million, or 49%, to $141 million, compared to the nine months ended September 30, 2020, primarily due to the reduction in principal amounts outstanding under our notes and term loans. Refer to Note 9, Debt, for additional details.

Income Tax Benefit. During the nine months ended September 30, 2021, we recognized a tax benefit of $26 million on a loss from continuing operations before tax of $27 million, compared to a tax benefit of $95 million on a loss from continuing operations before tax of $123 million for the nine months ended September 30, 2020. The effective tax rate during the nine months ended September 30, 2021 was primarily attributable to $19 million of discrete benefit adjustments for the partial release of our valuation allowance for deferred interest deductions and the mix of income and losses taxed at varying rates among the jurisdictions in which we operate. The effective tax rate during the nine months ended September 30, 2020 was primarily attributable to retroactive provisions in the CARES Act enacted in March 2020, mainly in relation to a discrete tax benefit from the deductibility of deferred interest deductions that was partially offset by the increase in the valuation allowance on the deductibility of deferred interest deductions following the distribution of GPCI in September 2020.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes for the nine months ended September 30, 2020 included only one month of results of our former RCP segment and eight and a half months of results of our former GPC segment. Refer to Note 2, Discontinued Operations, for additional details.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2021 decreased by $119 million, or 27%, to $326 million compared to the nine months ended September 30, 2020. The decrease was primarily due to higher manufacturing, logistics and material costs, net of higher costs passed through to customers. These higher costs were partially offset by higher sales volume. Adjusted EBITDA for the nine months ended September 30, 2021 included $50 million of additional costs incurred related to the impact of Winter Storm Uri.

Segment Information

Foodservice

	For the Nine Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$1,619	$1,351	$268	20%
Segment Adjusted EBITDA	$187	$170	$17	10%
Segment Adjusted EBITDA Margin	12%	13%

Total Segment Net Revenues. Foodservice total segment net revenues for the nine months ended September 30, 2021 increased by $268 million, or 20%, to $1,619 million compared to the nine months ended September 30, 2020. The increase was primarily due to higher sales volume due to markets reopening after the COVID-19 pandemic which significantly impacted the prior year period, as well as favorable pricing, primarily due to higher costs passed through to customers.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the nine months ended September 30, 2021 increased by $17 million, or 10%, to $187 million compared to the nine months ended September 30, 2020. The increase was primarily due to higher sales volume and favorable pricing, partially offset by higher material costs, net of higher costs passed through to customers, and higher manufacturing and logistics costs.

Food Merchandising

	For the Nine Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$1,121	$1,046	$75	7%
Segment Adjusted EBITDA	$163	$186	$(23)	(12%)
Segment Adjusted EBITDA Margin	15%	18%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the nine months ended September 30, 2021 increased by $75 million, or 7%, to $1,121 million compared to the nine months ended September 30, 2020. The increase was primarily due to favorable pricing, primarily due to higher costs passed through to customers, partially offset by lower sales volume, primarily due to labor shortages.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the nine months ended September 30, 2021 decreased by $23 million, or 12%, to $163 million compared to the nine months ended September 30, 2020. The decrease was primarily due to higher manufacturing, logistics and material costs, net of higher costs passed through to customers.

Beverage Merchandising

	For the Nine Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$1,147	$1,106	$41	4%
Segment Adjusted EBITDA	$(1)	$112	$(113)	NM
Segment Adjusted EBITDA Margin	—%	10%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the nine months ended September 30, 2021 increased by $41 million to $1,147 million compared to the nine months ended September 30, 2020. The increase was primarily due to higher sales volume due to the market recovery from the COVID-19 pandemic, partially offset by unfavorable customer mix.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the nine months ended September 30, 2021 decreased by $113 million to a loss of $1 million compared to the nine months ended September 30, 2020. The decrease was primarily driven higher manufacturing costs, including additional costs of $37 million incurred related to the impact of Winter Storm Uri and $7 million incurred related to the impact of Tropical Storm Fred, and higher material and logistics costs, partially offset by higher sales volume.

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

Cash provided by operating activities

Net cash provided by operating activities decreased by $80 million to $190 million for the nine months ended September 30, 2021 compared to $270 million for the nine months ended September 30, 2020. Cash provided by operating activities for the nine months ended September 30, 2020 included $175 million related to discontinued operations. The change related to our continuing operations was primarily driven by lower cash outflows related to interest payments, partially offset by lower cash earnings.

Cash used in investing activities

Net cash used in investing activities decreased by $119 million to $201 million for the nine months ended September 30, 2021, compared to $320 million for the nine months ended September 30, 2020. The change related to our continuing operations was primarily attributable to the cash flow related to the disposal of businesses in the prior year period as compared to the current year period. Cash used in investing activities for the nine months ended September 30, 2020 included $122 million related to discontinued operations.

During the nine months ended September 30, 2021 and 2020, we invested $58 million and $76 million, respectively, on our Strategic Investment Program.

Cash provided by financing activities

Net cash provided by financing activities decreased by $363 million to $173 million for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $536 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, cash provided by financing activities primarily consisted of the incurrence of $1,505 million of debt, net of transaction costs, net of our repayment of $1,207 million of U.S. term loans Tranche B-1, the $59 million redemption of the remaining portion of our 5.125% Notes and the payment of $53 million of dividends to our shareholders. During the nine months ended September 30, 2020, cash provided by financing activities was primarily attributable to the incurrence of $5,579 million of debt, net of transaction costs, by RCPI and GPCI immediately prior to distribution, net of our repayment of $5,473 million of our pre-existing debt, proceeds of $546 million related to our IPO, and $110 million of cash held by RCPI and GPCI at the time of distribution.

Dividends

We paid cash dividends of $53 million during the nine months ended September 30, 2021 and there were no dividends paid during the nine months ended September 30, 2020. Our Board of Directors approved a dividend of $0.10 per share on November 3, 2021 to be paid on December 15, 2021 to shareholders of record as of December 1, 2021.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Debt and Liquidity

As of September 30, 2021, we had $4,277 million of total principal amount of borrowings. Refer to Note 9, Debt, for additional details.

During the nine months ended September 30, 2021, we repaid the remaining $59 million aggregate principal amount of the 5.125% senior secured notes at a price of 101.281% and we repaid $1,207 million of U.S. term loans Tranche B-1. We also incurred $1,015 million of debt under the U.S. term loans Tranche B-3 and issued $500 million of 4.375% Notes during the nine months ended September 30, 2021.

Our 2021 annual cash interest obligations on our borrowings, including borrowings that have been repaid, are expected to be approximately $165 million. As of September 30, 2021, the underlying one month LIBO rate for amounts borrowed under our Credit Agreement was 0.08%.

As of September 30, 2021, we had $627 million of cash and cash equivalents on hand and $207 million available for drawing under our revolving credit facility. We believe that our existing cash balances, projected operating cash flows together with our available capacity under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next 12 months. Our next significant near term maturity of borrowings is $276 million of Pactiv Debentures due in December 2025. We currently anticipate incurring approximately $282 million of capital expenditures during fiscal year 2021. We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

Our ability to borrow under our revolving credit facility or our local working capital facilities or to incur additional indebtedness may be limited by the terms of such indebtedness or other indebtedness, including the Credit Agreement and the Notes. The Credit Agreement and the respective indentures governing the Notes generally allow our subsidiaries to transfer funds in the form of cash dividends, loans or advances within the Company.

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

Under the respective indentures governing the Notes, we may incur additional indebtedness either by satisfying certain incurrence tests or by incurring such additional indebtedness under certain specific categories of permitted debt. Indebtedness may be incurred under the incurrence tests if the fixed charge coverage ratio is at least 2.00 to 1.00 on a pro forma basis or the consolidated total leverage ratio is no greater than 5.50 to 1.00 and the liens securing first lien secured indebtedness do not exceed a 4.10 to 1.00 consolidated secured first lien leverage ratio.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We had significant debt commitments outstanding as of September 30, 2021. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Our interest rate risk arises primarily on significant borrowings that are denominated in U.S. dollars drawn under our Credit Agreement. The Credit Agreement includes interest rate floors of 0.00% per annum on the U.S. term loans Tranche B-2 and the revolving loan, and 0.50% per annum on the U.S. term loans Tranche B-3.

The underlying rates for our Credit Agreement are the one-month LIBOR, and as of September 30, 2021 the applicable rates, including the relevant margins, were 3.33% for U.S. term loans Tranche B-2, and 4.00% for U.S. term loans Tranche B-3. Based on our outstanding debt commitments as of September 30, 2021, a one-year timeframe and all other variables remaining constant, a 100 basis point increase in interest rates would result in a $18 million increase in interest expense on the term loans under our Credit Agreement. A 100 basis point decrease in interest rates would result in a $1 million decrease in interest expense on the term loans under our Credit Agreement.

Interest rates may fluctuate if LIBOR ceases to exist or if new methods of calculating LIBOR will be established. Refer to Risk Factors—Risks Relating to Our Business and Industry—Certain of our long-term indebtedness bears interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to fluctuate or cause other unanticipated consequences, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge residual foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. We had no foreign currency derivative contracts as of September 30, 2021.

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

We enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass through these changes to our customers or (b) fix our input costs for a period. Refer to Note 10, Financial Instruments, for the details of our commodity derivative contracts as of September 30, 2021.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of September 30, 2021, would have resulted in a change of less than $1 million in the unrealized loss recognized in the condensed consolidated statement of loss, assuming all other variables remain constant.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in our risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020, in August 2020 we identified practices in our Evergreen Packaging Shanghai business, which is part of our Beverage Merchandising segment, which involve acts potentially in violation of the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). In September 2020 we made a voluntary self-disclosure to the U.S. Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) about these items and our investigation being conducted by external counsel, accountants and other advisors. Our investigation identified the occasional giving of gift cards representing relatively minor monetary values to government regulators and employees of state-owned enterprise customers in the People’s Republic of China (“PRC”), over the course of several years. The amounts involved were immaterial, individually and in the aggregate, and these appear to have been provided at the times of PRC holidays for generalized goodwill purposes only. We have initiated procedures to remediate such practices, including discontinuing the giving of gift cards. We also identified certain other gift, travel and entertainment practices that do not comply with Company policy and expectations. These findings provided an opportunity for targeted, enhanced controls and additional training in these areas. We presented our investigation findings to the DOJ and SEC in February 2021. In response to and based on our investigation findings, the DOJ and SEC have decided to close their files on this matter without any action against the Company.

Labor shortages and increased labor costs could have a material adverse effect on our business and operations.

Labor costs in the United States are rising, and our industry is experiencing a shortage of workers. Labor is one of the primary components in the cost of operating our business. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, unionization of our workers, increases in the federal, state or local minimum wage or other employee benefits costs, our operating expenses could increase and our growth and results of operations could be adversely impacted. In addition, competition for employees has become increasingly intense, and it is likely that we will continue to face higher wages, resulting in increased labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future.

While many of our customer contracts contain provisions allowing us to pass-through to our customers changes in input costs, including labor, we may be unable to increase prices in order to pass future increased labor costs onto our customers, in which case our margins would be negatively affected. Additionally, if product prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales volumes.

Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, results of operations, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Offer Letter, dated as of July 27, 2021, by Evergreen Packaging LLC and Byron Racki.

10.2*	Offer Letter, dated as of August 25, 2021, by Pactiv LLC and Douglas Owenby.

10.3*

Group Annuity Contract Offer and Acceptance Agreement by and among Pactiv LLC, Pactiv North America Pension Plans Investment Committee and Massachusetts Mutual Life Insurance Company, dated as of July 14, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV EVERGREEN INC.
(Registrant)

By:	/s/ MICHAEL J. RAGEN
Michael J. Ragen
Chief Financial Officer
November 4, 2021