Form 10-K
period 2021-12-31
Pactiv Evergreen Inc.
filed 2022-02-24
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39528

PACTIV EVERGREEN INC.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1538656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 W. Field Court Lake Forest, IL	60045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 482-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PTVE	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2021, was $588,116,018.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2022 was 177,393,831.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pactiv Evergreen Inc.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This report contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and anticipated growth in the markets served by our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors.” You should specifically consider the numerous risks outlined under “Risk Factors.” These risks include, among others, those related to:

•	fluctuations in raw material, energy and freight costs;
•	labor shortages and increased labor costs;
•	our ability to meet demand for our products;
•	the uncertain economic, operational and financial impacts of the coronavirus pandemic;
•	failure to maintain satisfactory relationships with our major customers;
•	our dependence on suppliers of raw materials and any interruption to our supply of raw materials;
•	the impact of natural disasters, public health crises and catastrophic events outside of our control;
•	our ability to realize the benefits of our capital investment, acquisitions, restructuring and other cost savings programs;
•	our safety performance;
•	uncertain global economic conditions;
•	competition in the markets in which we operate;
•	changes in consumer lifestyle, eating habits, nutritional preferences and health-related, environmental and sustainability concerns;
•	the impact of our significant debt on our financial condition and ability to operate our business;
•	compliance with, and liabilities related to, applicable laws and regulations;
•

the ownership of a majority of the voting power of our common stock by Packaging Finance Limited, our parent company, which we refer to as PFL, and another entity affiliated with Mr. Graeme Hart, which, together with PFL, we refer to as the Hart Stockholders; and

•	our ability to establish independent financial, administrative and other support functions.

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

PART I

Item 1. Business

General

Pactiv Evergreen is a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of products that protect, package and display fresh food and beverages for consumers who want to eat or drink fresh, prepared or ready-to-eat food and beverages conveniently and with confidence. We supply our products to a broad and diversified mix of companies, including full service restaurants (also referred to as FSRs), quick service restaurants (also referred to as QSRs), foodservice distributors, supermarkets, grocery and healthy eating retailers, other food stores, food and beverage producers and food processors. We operate primarily in North America.

Segment Overview

We manufacture and sell products through the following three reportable segments:

•

Foodservice. Our Foodservice segment manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience, including food containers, drinkware (such as hot and cold cups and lids), tableware, serviceware and other products that make eating on-the-go more enjoyable and easy to do. Foodservice’s customer base includes chain restaurants, FSRs, established and emerging QSRs, distributors, institutional foodservice (such as airports, schools and hospitals) and convenience stores.

•

Food Merchandising. Our Food Merchandising segment manufactures products that protect and attractively display food while preserving freshness, including clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and molded fiber egg cartons. Food Merchandising’s customers include supermarkets, grocery and healthy eating retailers and other food stores as well as meat, egg, agricultural and consumer packaged goods processors.

•

Beverage Merchandising. Our Beverage Merchandising segment manufactures cartons for fresh refrigerated beverage products, primarily producing integrated fresh carton systems, which include printed cartons, spouts and filling machines, for dairy (including plant-based, organic and specialty dairy), juice and other specialty beverage end-markets. Beverage Merchandising also produces fiber-based liquid packaging board for sale to other fresh beverage carton manufacturers, as well as a range of paper-based products that it sells to paper and packaging converters.

The pie charts below show the breakdown of our net external revenues from continuing operations for fiscal years 2021, 2020 and 2019 by our segments.

(1) Other represents residual businesses that do not represent a reportable segment.

The pie charts below show the breakdown of our net revenues from continuing operations for fiscal years 2021, 2020 and 2019 by our products.

Strategy

Our strategic initiatives are grouped into six key areas: growth; value-added customer service; profitable innovation; cost reduction; the integration of our Beverage Merchandising segment and Fabri-Kal acquisition; and sustainability.

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
•

Integration of Beverage Merchandising segment and Fabri-Kal acquisition: Continue to integrate Beverage Merchandising with our Foodservice and Food Merchandising segments and capitalize on commercial and cost synergies from integrating the Fabri-Kal business.

•	Sustainability: Maintain and grow the broadest sustainable product offering in the industry and operate in a sustainable manner that limits our impact on the environment.

We rigorously track and measure the progress and results of our initiatives. We are focused on long-term planning and goal-setting strategies as well as our near-term operating results. We believe our strategic initiatives help drive our revenue growth, increase our market share and increase our margins.

Where appropriate, we also seek to grow our business with targeted acquisitions that enable us to achieve our strategic goals. For example, in October 2021, we completed the acquisition of Fabri-Kal, a manufacturer of thermoformed plastic packaging products whose products include portion cups, lids, clamshells, drink cups and yogurt containers for the consumer-packaged goods and institutional foodservice markets. The acquisition includes four manufacturing facilities in the United States. For additional details, refer to Note 4, Acquisitions and Dispositions, to the consolidated financial statements.

Over the last several years, our business has evolved to focus on our core, business-to-business North American foodservice, food merchandising and beverage merchandising operations. To this end, both before and after our IPO in September 2020, we have divested certain of our non-core businesses, and may do so in the future. For example, in October 2021, we agreed to sell our interest in Naturepak Beverage Packaging Co. Ltd., our 50% joint venture with Naturepak Limited, which is a leading provider of fresh liquid carton and packaging systems in the Middle East and North Africa region, and in January 2022, we agreed to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan. For information on divestitures undertaken before our IPO, please refer to the “Corporate Information” section below. For details on divestitures and distributions of certain operations that impacted our results, refer to Note 3, Discontinued Operations, and Note 4, Acquisitions and Dispositions, to the consolidated financial statements.

Customers

We supply our products to a broad and diversified mix of companies, including FSRs, QSRs, foodservice distributors, supermarkets, grocery and healthy eating retailers, other food stores, food and beverage producers, food packers and food processors. Our customers range from large blue-chip multinational companies to national and regional companies to small local businesses. We have developed strong and longstanding relationships with our customers. No single customer accounted for 10% or more of our net revenues in 2021. Our ten largest customers accounted for 38% of net revenues in 2021.

Seasonality

Our business does not experience high seasonality due to the complementary nature of the seasonal effects on our segments, though portions of our business are moderately seasonal. Our Foodservice and Food Merchandising operations peak during the summer and fall months in North America when the favorable weather and harvest and holiday seasons lead to increased consumption, resulting in greater levels of sales in the second and third quarters. Beverage Merchandising’s customers are principally engaged in providing products that are generally less sensitive to seasonal effects, although Beverage Merchandising does experience some seasonality as a result of increased consumption of milk by school children during the North American academic year, resulting in a greater level of carton product sales in the first and fourth quarters. The negative effects of the coronavirus pandemic on our business during 2020 and 2021 outweighed the impacts of seasonality during those years. Refer to Recent Developments and Significant Items Affecting Comparability – COVID-19 within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further details.

Competition

The markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, innovation, quality, sustainability and price. While we have long-term relationships with many of our customers, the underlying contracts may be re-bid or renegotiated from time to time, and we may not be successful in renewing on favorable terms or at all, as pricing and other competitive pressures may occasionally result in the loss of a customer relationship. Our competitors include, among others, Dart Container Corporation, Huhtamäki Oyj, Berry Global Group, Inc., Genpak, Sonoco, Paper Excellence Group, Stora Enso Oyj, Tekni-Plex, Sealed Air Corporation, Silgan Holdings, SIG Combibloc and Elopak.

Distribution and Marketing

We have a large, well-invested manufacturing base and a hub-and-spoke distribution network in the United States and in the international geographies in which we operate. Most of our assets are in the United States, which allows us to provide an extensive offering of U.S.-manufactured products to our customers. We believe our manufacturing footprint and distribution network provides us a competitive advantage in each of our segments. Foodservice is the only manufacturer among its competitors in the United States with an extensive nationwide hub-and-spoke distribution network, enabling customers to buy across our entire product offering. Food Merchandising is a low cost U.S. manufacturer with well-invested facilities within close proximity to our customer base. We have an unrivalled product offering in the North American foodservice and food merchandising markets and a “one-face-to-the-customer” service model. This service model uses one sales representative per account to produce one order with multiple SKUs supported by one customer service representative that is responsible for one shipment with one invoice. We believe Beverage Merchandising is uniquely positioned in the United States as the only producer that manufactures fresh beverage cartons, filling machinery and liquid packaging board, which we believe positions us as a low cost solution with excellent customer service.

We have made manufacturing flexibility a priority in our investment of capital. We are able to offer substrates and product lines to match changing market needs efficiently and at low cost. This enables us to scale production in response to the requirements of our customers and trends in the market, including for example, increasing our use of recycled and recyclable material to produce a greater number of sustainable products and earn higher margins from the sale of these products. We have strategically invested in flexible manufacturing assets that can be quickly converted to produce alternative products. Our broad manufacturing base includes approximately 1,100 production lines, and we manufacture approximately 129 billion units each year.

As of December 31, 2021, Foodservice has 22 manufacturing plants, and Food Merchandising has 24 manufacturing plants. Foodservice and Food Merchandising share the use of 32 warehouses and 8 regional mixing centers. Beverage Merchandising has 6 U.S. beverage carton manufacturing plants, 7 international beverage carton manufacturing plants (including 3 plants in our joint ventures), 2 filling machinery plants, 3 extrusion plants, 2 integrated liquid packaging board and paper mills and 3 chip mills. Each of our manufacturing plants is managed by a manufacturing director, and we use lean operating practices and information systems to measure performance against objective metrics to optimize manufacturing efficiency and reduce cost.

Raw Materials

The primary raw materials used to manufacture our products are plastic resins, fiber (principally raw wood, wood chips and recycled newsprint), paperboard (principally cartonboard and cupstock) and aluminum. We also use commodity chemicals, steel and energy, including fuel oil, electricity, natural gas and coal, to manufacture our products. We purchase most of our raw materials based on negotiated rates with suppliers, which are tied to published indices. Typically, we do not enter into long-term purchase contracts that provide for fixed quantities or prices for our principal raw materials. Most of our raw materials and other input costs are purchased on the spot market.

Resin prices have historically fluctuated based on changes in supply and demand and influenced by the prices of crude oil and monomers, which may be impacted by extreme weather conditions and the demand for other end-uses. The prices of raw wood and wood chips may fluctuate due to external conditions such as weather, product scarcity, commodity market fluctuations and changes in governmental policies and regulations. Tariffs, trade sanctions and other disruptions in international commerce can also affect the cost of our raw materials.

We mitigate the impact of increased commodity costs principally through higher product pricing, manufacturing and overhead cost control, and hedging arrangements. Many of the customer pricing agreements that our segments enter into contain raw material cost pass-through mechanisms that adjust prices to reflect the impact of changes in raw material costs. Generally, the contractual price adjustments do not occur simultaneously with commodity price fluctuations, but rather on a mutually agreed upon schedule, which often causes a lead-lag effect, during which margins are negatively impacted in the short term when raw material costs increase and positively impacted in the short term when raw material costs decrease. Historically, the average lag time in implementing raw material cost pass-through mechanisms has been between three and four months. We also use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials, but we do not fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

At this time, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

For additional information on our commodity costs, refer to Financial Outlook – Raw Materials and Energy Prices within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary focus areas for product innovation are the development of packaging with useful new features, engineering new materials that improve the performance of our products and commercializing new environmentally-friendly packaging. Both consumer preferences and customer requirements continually evolve, and we strive to develop useful new features and products to meet those needs. Through our longstanding customer relationships, we gain valuable insight into our customers’ needs and are able to identify, engineer and develop optimal products for them. Functionality, quality, material savings, brand marketing, sustainability and safety are key drivers in our product development. Examples of our product innovations include reclosable beverage cartons, strawless lids, compostable cutlery and recycled polyethylene terephthalate “PET” containers.

In Foodservice, our product innovation initiatives are focused on developing new products made from sustainable materials. In Food Merchandising, our product innovation is focused on rapidly growing emerging companies for whom packaging helps deliver their brand. In Beverage Merchandising, we have developed a variety of carton designs to help beverage manufacturers differentiate their products and generate stronger brand recognition. Our barrier board technology allows our customers to achieve longer shelf life for their products while protecting against the loss of vitamins and other nutrients.

In 2021, 2020 and 2019, we spent a total of $22 million, $20 million and $22 million, respectively, on research and development efforts. We have dedicated technology and innovation facilities, and we employ personnel focused on product development, material innovation and process improvement. Our material science expertise and state-of-the-art product design and testing capabilities enable us to engineer high-performing materials and create new and innovative products to meet the requirements of our customers and the preferences of consumers as well as to increase food safety. We use our material science expertise to focus on sustainability, performance and material savings. We have industry-leading innovation centers where, among other things, we develop innovative resin blending and compounding formulations and processes and new engineered materials using paper/fiber substrates, which have on-site design, testing, prototyping and production capabilities. These unique material and product design capabilities allow us to partner with our customers to rapidly develop and commercialize new and innovative solutions that further increase the value we provide our customers.

Regulation

Our business is subject to regulations governing products that may contact food in all the countries in which we have operations. Future regulatory and legislative changes can affect the economics of our business activities, lead to changes in operating practices, affect our customers and influence the demand for and the cost of providing products and services to our customers. We have implemented compliance programs and procedures designed to achieve compliance with applicable laws and regulations, and believe these programs and procedures are generally effective. Our production facilities are independently audited for adherence to good manufacturing practices. As of December 31, 2021, all North American Beverage Merchandising facilities have received Safe Quality Food certification, and 27 Foodservice and Food Merchandising facilities have achieved British Retail Consortium certification for meeting globally-recognized standards related to food safety and quality. Additionally, our paper mills and the recently-acquired Fabri-Kal facilities are FSSC 22000-certified, another relevant scheme related to food safety management.

We are also subject to various federal, state, local and foreign environmental, health and safety laws, regulations and permits. Among other things, these requirements regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal and management of hazardous substances and wastes, protect the health and safety of our employees, regulate the materials used in and the recycling of our products and impose liability, which can be strict, joint and several, for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances related to our current and former sites, as well as at third party sites where we or our predecessors have sent hazardous waste for disposal. Many of our manufacturing facilities require environmental permits, such as those limiting air and water emissions. Compliance with these permits can require capital investment and, in some cases, could limit production.

In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. Legislation of this type has included banning certain types of products, mandating certain rates of recycling or the use of recycled materials, imposing fees or taxes on packaging material and requiring retailers or manufacturers to take back packaging used for their products, which could increase our compliance costs and adversely affect our business.

Moreover, as environmental issues, such as climate change, have become more prevalent, governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the United States Congress has in the past considered legislation to reduce emissions of greenhouse gases. In addition, the Environmental Protection Agency regulates certain greenhouse gas emissions under existing laws such as the Clean Air Act. A number of states and local governments in the United States have also announced their intentions to implement their own programs to reduce greenhouse gases. These initiatives may cause us to incur additional direct costs in complying with any new environmental legislation or regulations, such as costs to upgrade or replace equipment, as well as increased indirect costs that could get passed through to us resulting from our suppliers and customers also incurring additional compliance costs.

We have programs across our businesses to ensure we remain in compliance with all applicable laws and regulations. For a more detailed description of the various laws and regulations that affect our business, refer to the risk factor “We are subject to a complex framework of laws and regulations, including, among others, those relating to product quality and environmental protection, and may incur material liabilities under, or costs in order to comply with, existing or future laws and regulations” in Item 1A, Risk Factors.

Environmental, Social and Governance

Environmental

Sustainable Products

We offer products that deliver safe, fresh and convenient food and beverages. Our products help reduce food waste by protecting foods and beverages during transport, extending product shelf life and reducing the threat of contamination. Safety and convenience are more important than ever during a global pandemic that has imposed limits on dining and shopping options and increased the need for products that make take-out meals possible and guard against contamination.

We continue to grow our offering of sustainable products with new, plant-based bio-resin and fiber-based offerings. Today, we provide customers sustainable alternatives across nearly all our products and categories. We offer products made from seven different types of sustainable substrates and nearly all are made in North America. We believe our EarthChoice brand is the largest brand of sustainable foodservice packaging in North America, with each product meeting at least one of our “Four Rs” of Reduce, Reuse, Recycle or Renew. Our Greenware and Recycleware brands, which we acquired as a part of the Fabri-Kal acquisition, complement our sustainable offerings, being made with renewable and recycled content materials, respectively.

Through our state-of-the-art production technology and material science expertise, we have the ability to develop new value-add and sustainable solutions. We believe we are well positioned to benefit from changing consumer preferences for more environmentally sustainable products. In fiscal year 2021, approximately 64% of our net revenue came from products made from recycled, recyclable or renewable materials, and we have set a goal of having 100% of our net revenue come from such products by 2030.

In addition, many of our customers have publicly-stated goals to increase the use of sustainable products. A significant portion of our new product and material innovations is geared toward developing sustainable products for our customers, with over 100 new items launched since 2019. As customers look to switch to more sustainable alternatives, we are well-positioned to quickly and effectively support them, thanks to our innovative teams of materials scientists and engineers. With a high percentage of our net revenue coming from products that are made from recyclable or other sustainable materials, we are helping our customers achieve their own sustainability goals.

In addition to using recyclable and compostable materials, we support efforts to expand opportunities for consumers to recycle or compost our products, notably as one of the founding members of the Carton Council, Paper Recovery Alliance, Plastics Recovery Group, Foam Recycling Coalition and the Paper Cup Alliance. We have demonstrated our commitment to use more recycled plastic by joining the Association for Plastic Recyclers’ Demand Champions program. We engage with the composting industry through the U.S. Composting Council, and a growing number of our products are certified compostable by the Biodegradable Products Institute. We are a longstanding member of the Sustainable Packaging Coalition, an industry working group aligned with our purpose: Packaging A Better Future.

Sustainable Operations

Our dedication to the environment goes beyond just the products we manufacture. Within our operations, we are working to limit our impact by reducing greenhouse gas emissions and energy consumption, minimizing water use and decreasing waste going to landfills. In 2021, we began to implement a data management system that allows for auditable data collection and reporting on sustainability metrics. We also initiated greenhouse gas analysis for our paper mills, our largest source of emissions, to identify opportunities for improvement. The results of these analyses will inform our future goal-setting. We continue to track our Scope 1 and 2 greenhouse gas emissions, and in 2021, we calculated our Scope 3 emissions for the first time. Our data show that our combined Scope 1 and 2 emissions have decreased three percent between 2015 and 2020.

Improving energy efficiency is critical to us as energy expenses are among our highest cost categories to manufacture our products. We are also looking to use more renewable energy, which further reduces our greenhouse gas emissions. Today, about half of our annual energy consumption comes from renewable sources including biomass, hydropower, wind and solar.

Efforts to minimize our water usage take various forms, given the variety of operations we run. We primarily use water for process operations, cooling and cleaning. The majority of our water use occurs at our two paper mills. Most of our water use is “non-consumptive use,” which means the water is treated and returned back to the environment after being used in our operations. In 2021, we also undertook a water stress analysis for all of our locations to support prioritization of performance improvement measures, which showed that 97% of our water use is in areas with low water stress.

Reducing waste in our operations is an ongoing, company-wide pursuit. We reuse a significant majority of plastic and paper scrap to manufacture our own products and implement programs to reduce scrap in production as much as possible. The plastic or paper scrap that cannot be reused in the manufacturing process is recycled by third parties where possible.

Protecting the sustainability of our forests is a critical initiative, given our broad use of paper through our product offerings. The paper and paperboard purchased from our U.S. paper suppliers are certified to meet internationally-recognized fiber sourcing standards.

Additionally, our North American paper production facilities have chain-of-custody certifications from independent, third-party certifiers. In 2021, 32% of the fiber we procured came from these certified sources, up from 30% in 2020.

Social and Human Capital Resources

Our most valuable asset is our people, and our human capital management is evolving to meet the changing needs of today’s workforce.

As of December 31, 2021, we employed approximately 16,200 people globally. We believe in supporting and empowering our employees through recognition, health and welfare benefits offerings, development opportunities and fair compensation. Employees represented by labor unions or workers’ councils represent 31% of our employees. Our operations are subject to various local, national and multinational laws and regulations relating to our relationships with our employees. We are a party to numerous collective bargaining agreements, and we work to renegotiate these collective bargaining agreements on satisfactory terms when they expire.

Workforce Health and Safety

Safety is a core value and affects everything we do. Our manufacturing facilities have achieved safety metrics that are approximately 2.5 times better than the industry average in 2021. We had a total recordable incidence rate of 1.15 compared to the industry average of 3.10, a total lost time restricted time rate of 0.75 compared to the industry average of 2.00 and a total lost workday rate of 0.34 compared to an industry average of 0.90.

Corporate Culture

Our purpose, mission and values represent the principles we honor, the promises we keep and the foundational beliefs we share. They communicate what our customers and shareholders can expect from us and what we can expect of each other. As we grow our brand, we are also mindful of the need to continue building on this values-based leadership. In 2021, we prioritized building corporate culture around our purpose of Packaging A Better Future and our values to Celebrate People, Do What’s Right, Win Together, Demand Excellence and Own It, including the creation of a Talent & Culture team. We also launched the Pactiv Evergreen Give Back program, an annual initiative to reward employees and their families for living our values by supporting the communities where we live and work.

Diversity, Inclusion and Talent Development

We focus on attracting and retaining a diverse workforce, and we are committed to being transparent when it comes to diversity. In 2021, we released metrics related to the ethnic background and diversity in leadership of our U.S.-based employees, which represented approximately 85% of our total workforce as of December 31, 2021. Also as of December 31, 2021, nearly 50% of our U.S.-based employees were Black, Indigenous or People of Color, including 19% of those in our senior or mid-level leadership positions. In addition, 28% of our employees are women, including 21% of those in our senior or mid-level leadership positions.

We believe strongly in developing our future leaders and provide opportunities through our Operations Leadership Development Program and our Leadership Advisory Council, or LAC. Our Operations Leadership Development Program recruits Junior Military Officers and provides them with an intensive training program to fast-track their transition into manufacturing and logistics leadership roles. Fifty-one candidates have successfully completed or are currently enrolled in this program and nine are currently Plant Managers. Our LAC identifies high-performing and high-potential employees. We also aim to provide these employees with the executive mentorship and guidance needed for them to excel, and we provide them with leadership and strategy development training. Forty percent of employees who graduated from the LAC since 2015 are now in senior leadership positions. Sixty-three percent of these new leaders are women, while 38% are Black or African-American, or Hispanic.

Our diversity, equity and inclusion principles are also reflected in our employee training and policies. Looking beyond our own employees, in 2021, we updated our procurement procedures to require vendors to certify whether they are diverse and conducted an analysis to better understand the diversity of our existing vendors.

Governance

We have implemented a strong, independent governance program. The composition of our Board of Directors reflects our commitment to independence. Of the six members of the board, four are independent members, including two women, one of whom is Hispanic. The chairman of our Board of Directors is also an independent member. In an effort to expand and strengthen corporate governance, in 2021 our Board of Directors confirmed that environmental, social and governance, or ESG, and corporate sustainability are subject to their direct oversight. We also began disclosing our greenhouse gas emissions and energy consumption according to Sustainability Accounting Standards Board standards, and publicly reported to CDP (Formerly the Carbon Disclosure Project) on climate and water security. We also revised our procurement processes, supporting improved tracking of compliance with our Supplier Code of Conduct.

Policies and ongoing reporting on ESG initiatives and performance can be found on our investor relations website at https://investors.pactivevergreen.com/esg-documents and will be provided, free of charge, to any shareholder who requests a copy.

References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Corporate Information

We were incorporated on May 30, 2006 as Reynolds Group Holdings Limited under New Zealand’s Companies Act 1993. On September 11, 2020, we converted into a Delaware corporation and changed our name to Pactiv Evergreen Inc. On September 21, 2020, we completed our IPO.

Prior to our IPO, we divested certain of our former business operations and segments as part of our consolidation into our core, business-to-business North American foodservice, food merchandising and beverage merchandising operations. In 2019, we sold our North American and Japanese closures businesses. In February 2020, we distributed all of our ownership of Reynolds Consumer Products Inc., which we refer to as Reynolds and which produces several consumer-facing brands of cooking products, waste and storage products and tableware, to Packaging Finance Limited, our parent company. In September 2020, we distributed to Packaging Finance Limited all of our ownership of Graham Packaging Company Inc., which we refer to as Graham Packaging and which designs and manufactures value-added, custom blow mold plastic containers for branded consumer products. For details on divestitures and distributions of certain operations that impacted our results, refer to Note 3, Discontinued Operations, and Note 4, Acquisitions and Dispositions, to the consolidated financial statements.

Available Information

Our Internet address is www.pactivevergreen.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on our investor relations website at https://investors.pactivevergreen.com/financial-information/sec-filings as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We may from time to time provide important disclosures to investors by posting them on our investor relations website, as allowed by SEC rules, but no information on our website is incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

Item 1A. Risk Factors

You should carefully read the following discussion of significant factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity and financial condition. While we believe we have identified and discussed below all material risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may have a material adverse effect on our business, performance or financial condition in the future.

Risks Relating to Our Business and Industry

Fluctuations in raw material, energy and freight costs impact our business, financial condition and results of operations.

Raw materials, energy and freight are critical inputs to our business, and make up a substantial portion of our cost of sales. We strive to minimize the extent to which the volatility in the prices of these inputs affects our business. However, as described in greater detail below, these efforts are imperfect and we cannot guarantee that we will be able to mitigate the negative impacts on our business of that volatility. For example, during 2021, we began to experience substantial, broad-based increases in the prices for these inputs to our business that are greater than we have experienced recently, which negatively impacted our results of operations in that year.

The primary raw materials used in our products are plastic resins (principally polystyrene, polypropylene, polyethylene terephthalate, polyvinyl chloride, polyethylene and polylactic acid), fiber (principally raw wood, wood chips and recycled newsprint), paperboard (principally cartonboard and cupstock) and aluminum. Changes in the prices of raw materials are generally due to movements in commodity market prices, although some raw materials, such as wood, may be affected by local market conditions (including weather) as well as the commodity market. These conditions can be affected by broader macroeconomic trends, such as the elevated levels of inflation experienced beginning in the second half of 2021. For more information on the impact of macroeconomic trends on our business, please refer to the risk factor under the caption “Our business is subject to risks related to global economic conditions, including inflation and interest rates, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance.”

We typically do not enter into long-term purchase contracts that provide for fixed prices for our principal raw materials. While we regularly enter into hedging agreements for some of our raw materials and energy sources, such as resin (or components thereof), natural gas and diesel, to minimize the impact of such fluctuations, these hedging agreements do not cover all of our needs, hedging may reduce the positive impact we may otherwise receive when raw material prices decline and hedging arrangements may not always be available at commercially reasonable rates or at all, as is the case with our supply of energy in California, for example.

In addition, over the last several years, there has been a trend toward consolidation among suppliers of many of our principal raw materials, and we expect that this trend will continue. Consolidation among our key suppliers could enhance their ability to increase prices, forcing us to pay more for such raw materials, purchased either directly from these existing suppliers or from costlier alternative suppliers. We may be unable to pass on such cost increases to customers which could result in lower margins or lost sales. Consolidation among our suppliers also increases our vulnerability to catastrophic events impacting particular geographic regions. For more information, please refer to the risk factor “Natural disasters, public health crises and other catastrophic events outside of our control could damage our facilities or the facilities of third parties on which we depend, which could have an adverse effect on our financial condition or results of operations.”

Although many of our customer pricing agreements include raw material cost pass-through mechanisms, which mitigate the impact of changes in raw material costs, not all of them do. For those that do, the contractual price changes do not occur simultaneously with raw material price changes. Due to this contractual delay, as well as differences in timing between purchases of raw materials and sales to customers, there is often a lead-lag effect during which margins are negatively impacted in periods of rising raw material costs and positively impacted in periods of falling raw material costs. Moreover, many of our sales are not covered by such pass-through mechanisms. While we also use price increases, whenever possible, to mitigate the effect of raw material cost increases for customers that are not subject to raw material cost pass-through agreements, we may not be able to pass on cost increases to our customers on a timely basis, if at all, and consequently may not be able to recover the lost margin resulting from cost increases. Additionally, an increase in the selling prices for the products we produce resulting from a pass-through of increased raw material, energy or freight costs could adversely affect sales volumes.

In addition to our dependence on primary raw materials, we are also dependent on different sources of energy for our operations, such as coal, fuel oil, electricity and natural gas. For example, Beverage Merchandising is susceptible to price fluctuations in natural gas as it incurs significant natural gas costs to convert raw wood and wood chips to liquid packaging board. In addition, if some of our large energy contracts were to be terminated for any reason or not renewed upon expiration, or if market conditions were to substantially change resulting in a significant increase in the price of coal, fuel oil, electricity or natural gas, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal, fuel oil, electricity or natural gas on terms satisfactory to us. For instance, climate-related extreme weather conditions, such as hurricanes and deep freezes, have the potential to substantially change market conditions and increase prices for our energy sources. As a result of any of these events, our business, financial condition and operating results may suffer.

We are also dependent on third parties for the transportation of both our raw materials and other products that we purchase for our operations and the products that we sell to our customers. In certain jurisdictions, we are exposed to import duties and freight costs, the latter of which is influenced by carrier availability and the fluctuating costs of oil and other transportation costs. In recent years, the supply-chain disruptions that began during the coronavirus pandemic have substantially increased our freight costs and the lead time associated with shipping our products. Although some of our customer agreements include pass-through mechanisms for increased freight costs similar to the mechanisms for increases in raw materials costs, not all of our contracts contain these provisions, and those that do are subject to the same “lead-lag” effect described above.

Our business has substantial exposure to freight costs and freight-related disruptions, in particular domestic freight. We seek to reduce our exposure to freight-related disruptions through efforts to, among other things, reduce the need for transfer freight by producing the right product in the right place, increase warehouse automation and efficiency and decrease interdependencies. However, we may not be successful, and if we are not, our business would be negatively affected.

Governmental actions, like tariffs and trade sanctions, also impact the cost of raw materials and other goods and services that our business uses. For example, U.S. tariffs on products imported from certain countries and trade sanctions against certain countries have introduced greater uncertainty with respect to U.S. trade policies, which has impacted the cost of certain raw materials, including aluminum and resin, and other goods and services required to operate our business. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and other countries, could have a material adverse effect on our business, financial condition and results of operations.

Labor shortages and increased labor costs have adversely affected our business and operations, and may continue to do so if we are not able to attract additional employees and reduce the labor intensity of our business.

During 2021, we experienced labor shortages that decreased production output in many of our plants, negatively impacting our business and operations. We believe that these shortages are attributable to a number of factors, including, among others, substantially increased employee absences due to coronavirus infections, recent increases in prevailing wages, increased governmental support during the coronavirus pandemic and increased competition from other employers. These labor shortages could be exacerbated by expanded federal, state and local vaccination requirements.

Labor shortages have also contributed to an increase in our labor cost, which is one of the primary components in the cost of operating our business. Although many of our customer contracts allow us to pass on to our customers increases in certain raw materials, and increases in the broader consumer price index, we generally cannot directly pass on increased labor costs. Price increases tied to the consumer price index often compensate for labor cost increases in a normal wage environment, but this has not been the case in recent periods. As a result, compensating for heightened labor costs sometimes requires additional negotiations for further price increases, with which we have had mixed success, or increasing prices upon the renewal of a contract.

As competition for employees has become increasingly intense, we have experienced heightened employee turnover. Our wages and benefits programs may not be lucrative enough to attract and retain the best talent, especially in a rising wage market. Increased turnover particularly affects our business, as the equipment required to operate our business is complicated and requires substantial training before an employee is at full productivity. As a result, we have experienced a decrease in employee productivity in certain of our plants, which has contributed to increasing our operating expenses.

To mitigate the impact of labor shortages on our business, we have been increasing our total reward offerings and providing referral, sign-on and retention bonuses. These measures are effective, but increase our operating costs. We also dedicate a substantial portion of our regular capital expenditures to increasing automation and otherwise reducing the labor intensity of our business. However, these measures may not be successful, in which case our margins would be negatively affected. Additionally, if we increase product prices to cover increased labor costs, the higher prices could adversely affect sales volumes. If we are unable to successfully mitigate the adverse impacts of the labor shortage on our business, our operating expenses, growth and results of operations will continue to be negatively affected.

We have recently been unable to fully meet the demand for our products, and if we are not able to increase our production output, our business and reputation could be negatively affected.

Our inventory levels have decreased since the beginning of the coronavirus pandemic because our output is not currently capable of meeting our customers’ demand for our products, which has increased recently. For more information on the constraints that are negatively impacting our production output, please refer to the risk factors under the captions “Labor shortages and increased labor costs have adversely affected our business and operations, and may continue to do so if we are not able to attract additional employees and reduce the labor intensity of our business” and “The coronavirus pandemic and responses to it by governments, organizations and individuals have materially negatively affected our business and results of operations. We cannot predict the extent to which our business will continue to be disrupted by the pandemic and its effects in the future.”

If we are unable to increase our production output to meet our customers’ demand for our products, our business could suffer a number of adverse effects. For example, we could be required to engage contract manufacturers to meet the production shortfall. However, contract manufacturers are likely to be facing macroeconomic constraints similar to those that we face, and so we may be unable to engage any such manufacturer on commercially reasonable terms or at all. Alternatively, we have in the past been required, and could continue to be required, to reject orders from certain customers, or only to partially fulfill certain customers’ orders. If this continues to occur, it could harm our reputation and customer relationships and therefore our business. We cannot guarantee that we will be able to increase production output, or allocate inventory, in a way that allows us to avoid these unfavorable outcomes.

The coronavirus pandemic and responses to it by governments, organizations and individuals have materially negatively affected our business and results of operations. We cannot predict the extent to which our business will continue to be disrupted by the pandemic and its effects in the future.

We continue to experience the negative effects of the coronavirus pandemic on our business, operations and financial results and we may experience further negative effects on our results of operations, financial condition and cash flows due to numerous uncertainties. During the coronavirus pandemic, governments around the world have taken extraordinary and unprecedented measures to slow the spread of the virus and its variants. These measures included, among many others, the closure of schools and orders requiring so-called “non-essential” businesses, including FSRs and QSRs, to close inside dining, and individuals to “shelter at home,” as well as capacity and other restrictions on restaurants and other businesses. Even where not required by applicable governmental authorities, individuals and organizations have voluntarily canceled and scaled down social and commercial activities to protect themselves and their members from infection.

These responses to the pandemic have negatively affected, and may continue to negatively affect, our business, growth, financial condition, results of operations and cash flows in a number of ways. Most directly, school closures reduce demand for our products, such as milk cartons, that are used by schools, and the restrictions on restaurants’ operations reduce demand for our products used by restaurants.

Cumulatively, these factors resulted in a substantial reduction in our volumes and revenue in 2020. We continue to experience uncertainty surrounding both governmental restrictions and changes in customer, consumer and employee behavior, any of which could have negative financial and operational impacts on our business.

Moreover, the interaction of pandemic conditions and governmental regulations with our workforce continues to impose costs and uncertainties. For example, we could in the future lose members of our workforce due to potential vaccination or testing mandates at a time that we continue to face labor shortages. Further, particularly during the recent Omicron variant wave, many of our employees have been infected with the virus, which has exacerbated the labor shortages that we face. We have also incurred higher employee compensation costs, as well as incremental costs associated with newly-added health measures to protect our employees. For more information on the labor shortages affecting our business and their consequences, please refer to the risk factor “Labor shortages and increased labor costs have adversely affected our business and operations, and may continue to do so if we are not able to attract additional employees and reduce the labor intensity of our business.”

Finally, recognizing that local conditions vary for our physical locations around the world and that the trajectory of the virus continues to be uncertain, some of our employees continue to work from home. If elements of our workforce are unable to work effectively due to a continued work-from-home policy, the impact of the pandemic on our business could be exacerbated.

If we fail to maintain satisfactory relationships with our major customers, our results of operations could be adversely affected.

Many of our customers are large and have significant market leverage, which could result in downward pricing pressure that constrains our ability to pass through price increases. We sell most of our products under multi-year agreements with customers. Some of these agreements may be terminated at the customer’s convenience on short notice. In other cases, we sell products on a purchase-order basis without any commitment from the customers to purchase any quantity of products in the future. If our major customers reduce purchasing volumes or stop purchasing our products, our business and results of operations would likely be adversely affected. It is possible that we will lose customers in the future, which may adversely affect our business and results of operations. For more information about circumstances that could disrupt our relationships with our customers, please refer to the risk factor “We have recently been unable to fully meet the demand for our products, and if we are not able to increase our production output, our business and reputation could be negatively affected.”

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

In fiscal year 2021, our top ten customers accounted for 38% of our net revenues. The loss of any of our significant customers could have a material adverse effect on our business, financial condition and results of operations.

We depend on a small number of suppliers for our raw materials and any interruption in our supply of raw materials would harm our business and financial performance.

Some of our key raw materials are sourced from a single supplier or a relatively small number of suppliers. For more information, please refer to the risk factor “Fluctuations in raw material, energy and freight costs impact our business, financial condition and results of operations.” As a consequence, we are dependent on these suppliers for an uninterrupted supply of our key raw materials. Such supply could be disrupted for a wide variety of reasons, many of which are beyond our control. We have written contracts with some but not all of our key suppliers, and many of our written contracts can be terminated on short notice or include force majeure clauses that would excuse the supplier’s failure to supply in certain circumstances. An interruption in the supply of raw materials for an extended period of time could have an adverse impact on our business and results of operations.

Natural disasters, public health crises and other catastrophic events outside of our control could damage our facilities or the facilities of third parties on which we depend, which could have an adverse effect on our financial condition or results of operations.

While we manufacture most of our products in a number of diversified facilities, a loss of the use of all or a portion of any of our key manufacturing facilities for any reason, including an accident, labor issues, weather conditions, pandemics, terrorism or natural disaster, could adversely affect our financial condition or results of operations. Certain of our products are produced at only one facility, or at a small number of facilities, increasing the risks associated with a loss of use of such facilities. Facilities may from time to time be impacted by adverse weather and other natural events, and the prolonged loss of a key manufacturing facility due to such events could have a material adverse effect on our business.

For instance, during February 2021, the Southern portion of the United States was impacted by Winter Storm Uri, which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. Similarly, in August 2021, Tropical Storm Fred caused substantial damage to our Canton, North Carolina mill. In addition, certain of our equipment requires significant effort to maintain and repair, and prolonged downtime due to key equipment failure or loss could adversely affect our business.

We face similar risk in the case of certain third parties on which we depend. For example, we source most of our resin supply from the Gulf Coast region of the United States. Any natural disaster or other catastrophic event of the type referred to above, such as a hurricane, that negatively affects this region could disrupt our access to a critical input to our business, and we might not be able to obtain alternative supply on commercially reasonable terms, or at all, which would negatively affect our business and results of operations.

We may not be able to achieve some or all of the benefits that we expect to achieve from our capital investment, restructuring and other cost savings programs.

We regularly review our business to identify opportunities to reduce our costs. When we identify such opportunities, we may develop a capital investment, restructuring or other cost savings program to attempt to capture those savings, such as our strategic capital investment program. For example, as discussed elsewhere in this report, we direct substantial capital investment toward reducing the labor intensity of our manufacturing processes to control labor costs and reduce our vulnerability to labor shortages. We may not be able to realize some or all of the cost savings we expect to achieve in the future as a result of our capital investment, restructuring and other cost savings programs in the time frame we anticipate. A variety of factors could cause us not to realize some of the expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings programs, lack of sustainability in cost savings over time, unexpected costs associated with implementing the programs or operating our business and lack of ability to eliminate duplicative back office overhead and redundant selling, general and administrative functions, obtain procurement related savings, rationalize our distribution and warehousing networks, rationalize manufacturing capacity and shift production to more economical facilities and avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Unsatisfactory safety performance may subject us to regulatory penalties, civil litigation or criminal prosecution, increase our insurance premiums, result in higher operating costs, negatively impact employee morale, result in higher employee turnover and damage our reputation.

We manufacture our products at a wide variety of industrial sites that present certain occupational hazards that, even with proper safety precautions, can lead to injury, loss of life, damage to or destruction of property, plant and equipment and environmental damage. We have in the past, and may in the future, experience serious accidents, including fatal injuries and fires. Any such incident could subject us to regulatory penalties, civil litigation, criminal prosecution, an increase in our insurance premiums or an increase in our operating expenses. These incidents could also negatively impact employee morale, result in higher employee turnover and damage our reputation. In addition, the labor shortages we are currently experiencing have caused us to employ a disproportionate number of inexperienced employees who may be more susceptible to sustaining workplace injuries.

Our business is subject to risks related to global economic conditions, including inflation and interest rates, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance.

General economic downturns in our key geographic regions and globally can adversely affect our business operations, demand for our products and our financial results. The current global economic challenges, including relatively high levels of inflation, strained supply chains, low economic growth and difficulties associated with managing rising debt levels and related economic volatility in certain economies, could put pressure on the global economy and our business. When challenging macroeconomic conditions exist, our customers may delay, decrease or cancel purchases from us and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. All of these factors could have a material adverse effect on demand for our products, our cash flow, financial condition and results of operations.

We operate in highly competitive markets.

We operate in highly competitive markets. The following companies, among others, compete with us: Dart Container Corporation, Huhtamäki Oyj, Berry Global Group, Inc., Genpak LLC, Sonoco, Paper Excellence Group, Stora Enso Oyj, Sealed Air Corporation, Tekni-Plex, Silgan Holdings, SIG Combibloc and Elopak. Some of our competitors have significantly higher market shares in select product lines than we do globally or in the geographic markets in which we compete. Other competitors offer a more specialized variety of materials and concepts in select product lines and may serve more geographic regions through various distribution channels. Still others may have lower costs or greater financial and other resources than we do and may be less adversely affected than we are by price declines or by increases in raw material costs or otherwise may be better able to withstand adverse economic or market conditions.

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

The combination of these market influences has created a competitive environment in which product pricing (including volume rebates and other items impacting net pricing), quality, sustainability and service are key competitive factors. Our customers continuously evaluate their suppliers, often resulting in increased pressure to continuously introduce and commercialize innovative new products, improve quality and customer service and maintain strong relationships with our customers, and in the future could result in downward pricing pressure. We may lose customers in the future, which would adversely affect our business and results of operations. These competitive pressures could result in reduced net revenues and profitability, limit our ability to recover cost increases through price increases and, unless we are able to control our operating costs, adversely affect our gross margin.

Our business could be harmed by changes in consumer lifestyle, eating habits, nutritional preferences and health-related, environmental or sustainability concerns of consumers, investors and government and non-governmental organizations.

Consumers use our products to eat and drink food and beverage products. Any reduction in consumer demand for those products as a result of lifestyle, environmental, nutritional or health considerations could have a significant impact on our customers and, as a result, on our financial condition and results of operations. This includes the demand for the products that we make, as well as demand for our customers’ products. For example, certain of our products are used for dairy and fresh juice. Sales of those products have generally declined over recent years, requiring us to find new markets for our products. Additionally, there is increasing concern about the environmental impact of the manufacturing, shipping and use of single-use food packaging and foodservice products. For instance, some U.S. municipalities and states and certain other countries have proposed or enacted legislation prohibiting or restricting the sale and use of certain foodservice products and requiring them to be replaced with recyclable or compostable alternatives. Several provinces in Canada, as well as states in the United States, have enacted legislation imposing fees or other costs on manufacturers and other suppliers of single-use food packaging and foodservice products to encourage and fund recycling of those products. Customers’, investors’, governments’ and non-governmental organizations’ concerns about product stewardship and resource sustainability, including product recycling, product packaging and restrictions on the use of potentially harmful materials, have received increased attention in recent years and are likely to play an increasing role in brand management and consumer purchasing decisions. In addition, changes in consumer lifestyle may decrease demand for certain of our products. Our financial position and results of operations might be adversely affected if environmental or sustainability concerns, restrictions on single-use packaging and products or changes in consumer lifestyle reduce demand for our products.

If we are unable to develop new products or stay abreast of changing technology in our industry, our profits may decline.

We operate in mature markets that are subject to high levels of competition. Our future performance and growth depends on innovation and our ability to successfully develop or license capabilities to introduce new products and product innovations or enter into or expand into adjacent product categories, sales channels or countries. Our ability to quickly innovate in order to adapt our products to meet changing customer demands is essential. The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance.

In addition, we need effective and integrated systems to gather and use consumer data and information to successfully market our products. New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks, including product development or launch delays. These could result in our not being the first to market and the failure of new products to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and our results of operations could be adversely affected. In addition, if sales generated by new products cause a decline in sales of our existing products, our financial condition and results of operations could be materially adversely affected. Even if we are successful in increasing market share within particular product categories, a decline in the markets for such product categories could have a negative impact on our financial results.

Certain aspects of our business are subject to changes in technology, and if we fail to anticipate or respond adequately to such changes, or do not have sufficient capital to invest in these developments, our profits may decline. Our future financial performance will depend in part upon our ability to develop new products and to implement and use technology successfully to improve our business operations. We cannot predict all the effects of future technological changes. The cost of implementing new technologies could be significant, and our ability to potentially finance these technological developments may be adversely affected by our debt servicing requirements or our inability to obtain the financing we require to develop or acquire competing technologies.

Loss of our key management and other personnel or an inability to attract new management and other personnel could impact our business.

We depend on our senior executive officers and other key personnel to operate our business and on our in-house technical experts to develop new products and technologies and to service our customers. Although we have employment agreements with certain of our executives, the agreements have no specific duration and all of our executives are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain their services. Our senior management’s knowledge of our business and industry would be difficult to replace, and the loss of any of these executives or other key personnel could adversely affect our operations.

Further, we have experienced management turnover in the recent past. For example, John McGrath served as our chief executive officer for six months after our IPO until his retirement and replacement by Michael King in early 2021. Similarly, in mid-2021, John Rooney, the long-time president of our Beverage Merchandising segment, left the company and was replaced by Byron Racki.

Management transition is often difficult and inherently causes some loss of institutional knowledge and a learning curve for new executives, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any such transition, and the time and attention from the board and management needed to fill vacant roles and train new employees could disrupt our business. Competition is intense for qualified employees among companies that rely heavily on engineering and technology, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to successfully conduct research and development activities or develop and support marketable products.

Employee slowdowns, strikes and similar actions could adversely affect our business and operations.

As of December 31, 2021, 31% of our employees were subject to collective bargaining agreements or are represented by work councils. Our business relies heavily on workers who are members of labor unions to manufacture our products. In many cases, before we take significant actions with respect to our production facilities, such as workforce reductions or closures, we must reach an agreement with applicable labor unions and employee works councils. We may not be able to successfully negotiate any such agreements or new collective bargaining agreements in the future on satisfactory terms or at all. If we are not able to maintain satisfactory relationships with our employees and their representatives, or if prolonged labor disputes, slowdowns, strikes or similar actions occur, our business and results of operations could be adversely affected.

We have in the past, and may in the future, pursue acquisitions, divestitures, investments and other similar transactions, which could adversely affect our business.

In pursuing our business strategy, we routinely discuss and evaluate potential acquisitions, divestitures, investments and other similar transactions. For example, we may seek to expand or complement our existing product offerings through the acquisition of or investment in attractive businesses rather than through internal development, such as our acquisition of Fabri-Kal in 2021. Or, conversely, we may seek to further concentrate our focus on our principal products and markets by divesting non-core businesses, as we did with the divestiture of our carton packaging and filling machinery businesses in China, Korea and Taiwan that we announced in January 2022.

These transactions require significant management time and resources and have the potential to divert our attention from our ongoing business, and we may not manage them successfully. We may be required to make substantial investments of resources to support these transactions, and we cannot assure you that they will be successful.

The risks we face in pursuing these transactions include, among others:

•	diversion of management time and focus from operating our business;
•	integration of acquisitions, including coordination of manufacturing, research and development and sales and marketing functions;
•	retention of employees from an acquired business, or separation of employees from a divested business;
•	integration of an acquired business’s accounting, management information, human resources, legal and other administrative systems, or extrication of those systems from a divested business;

•

potential write-offs of intangibles or other assets acquired in acquisitions or similar transactions, or write-downs of investments, that may have an adverse effect on our operating results in a given period; and

•

liability for the activities, products or services of the business, including environmental and employment law liabilities, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

Our failure to address these risks or other issues encountered in connection with our transactions could cause us to fail to realize the anticipated benefits of those transactions, cause us to incur unanticipated liabilities and harm our business generally. Future transactions could also result in dilutive issuances of our equity securities; the incurrence of debt, contingent liabilities or amortization expenses; or the write-off of goodwill, any of which could harm our financial condition, and the anticipated benefits of any transaction may not materialize.

We are affected by seasonality and cyclicality.

Demand for certain of our products is moderately seasonal. Our Foodservice and Food Merchandising operations peak during the summer and fall months in North America when the favorable weather and harvest and holiday seasons lead to increased consumption, resulting in greater levels of sales in the second and third quarters. Our Beverage Merchandising operations are generally less sensitive to seasonal effects, although they do experience some seasonality as a result of increased consumption of milk by school children during the North American academic year, resulting in a greater level of carton product sales in the first and fourth quarters. In addition, the market for some of our products can be cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences and other factors. As discussed in greater detail in the risk factor “The coronavirus pandemic and responses to it by governments, organizations and individuals have materially negatively affected our business and results of operations. We cannot predict the extent to which our business will continue to be disrupted by the pandemic and its effects in the future,” our results in 2021 and 2020 were impacted significantly by the coronavirus pandemic, and these impacts exceeded the impact of historical seasonality trends. For instance, in 2021, school closures due to the coronavirus pandemic, and the resulting decreased sales of milk cartons for use by school children, had the effect of reducing the seasonal increase in sales we typically experience in our Beverage Merchandising segment in the first and fourth quarters. For more information on other factors that can affect our business cyclically, see the risk factor “Our business is subject to risks related to global economic conditions, including inflation and interest rates, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance.” We have no control over these factors and they can significantly influence our financial performance.

Financial Risks

We have significant debt, which could adversely affect our financial condition and ability to operate our business.

We had $4,279 million of outstanding indebtedness at the end of fiscal year 2021. Our debt level and related debt service obligations:

•

require us to dedicate significant cash flow to the payment of principal of, and interest on, our debt, which reduces the funds we have available for other purposes, including working capital, capital expenditures and general corporate purposes;

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

In addition, we may need additional financing to support our business and pursue our growth strategy, including for strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock and, in the case of equity and equity-linked securities, our existing shareholders would experience dilution.

Borrowings under our credit agreement are at variable rates of interest, and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

We have a history of net losses from continuing operations and may not maintain profitability in the future.

While we earned net income from continuing operations of $33 million for the year ended December 31, 2021, we have a history of significant net losses from continuing operations, including net losses of $10 million and $240 million for the years ended December 31, 2020 and 2019, respectively, and we may not be able to maintain profitability for any future fiscal year. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a result, our operations may not maintain profitability in the future.

We face risks associated with certain pension obligations.

We have pension plans that cover many of our employees, former employees and employees of formerly affiliated businesses. Certain of these pension plans are defined benefit pension plans pursuant to which the participants receive defined payment amounts regardless of the value or investment performance of the assets held by the plans. Deterioration in the value of plan assets, including equity and debt securities, resulting from a general financial downturn or otherwise, or a change in the interest rate used to discount the projected benefit obligations, could cause a decrease in the funded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans, which in turn would reduce the cash available for our business.

Our largest pension plan is the Pactiv Evergreen Pension Plan, which we refer to as the PEPP. We became the sponsor when Pactiv Corporation (now Pactiv LLC, our indirect subsidiary) was spun-off from Tenneco Inc. in 1999. This plan covers certain of our employees as well as employees (or their beneficiaries) of certain companies previously owned by Tenneco but not owned by us. As a result, while persons who have never been our employees do not currently accrue benefits under the plan, the total number of beneficiaries covered by this plan is much larger than if only our personnel were participants. For this reason, the impact of the pension plan on our net income and cash flow from operations has historically been greater than the impact typically found at similarly sized companies, and changes in the interest rate used to discount projected benefit obligations, governmental regulations related to funding of retirement plans, financial market performance and revisions to mortality tables as a result of changes in life expectancy have a disproportionate effect on our results of operations compared with similarly sized companies.

Since our IPO, we have reduced our exposure to pension obligations through acquisitions of non-participating group annuity contracts which have transferred the future benefit obligations and annuity administration for approximately 29,600 beneficiaries under our plans, thereby reducing our gross pension plan liabilities by approximately $2,200 million. While we have undertaken these transactions to reduce our business’s exposure to pension obligations, we nevertheless retain gross pension benefit obligations exceeding $1,900 million.

During 2021, the PEPP’s net position changed from a liability of $439 million to an asset of $9 million, primarily as a result of an increase of $392 million in the fair value of PEPP assets and an increase in the discount rate. We did not make any contributions to the PEPP in 2021. Future contributions to our pension plans, including the PEPP, will be dependent on future plan asset returns and interest rates and are highly sensitive to changes. Any future contributions will reduce the cash otherwise available to operate our business and could have an adverse effect on our results of operations.

The international scope of our operations and our corporate and financing structure may expose us to potentially adverse tax consequences.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to intercompany pricing laws, including those relating to the flow of funds between our companies pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction, could adversely affect our business, financial condition and results of operations. In addition, the tax authorities in any jurisdiction in which we operate, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions, including the tax treatment or characterization of our indebtedness. If any applicable tax authorities, including the U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could result in the disallowance of deductions, the imposition of withholding taxes on internal deemed transfers or other consequences that could adversely affect our business, financial condition and results of operations.

Our insurance may not adequately protect us against business and operating risks.

Insurance covers some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive in relation to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. For example, we are not fully insured against all risks associated with pollution, contamination and other environmental incidents or impacts. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or to obtain or renew insurance against certain risks. We maintain a high deductible or self-insured retention on many of the risks that we do insure, and we would bear the cost or loss to the extent of the high deductible or self-insured retention. Any significant uninsured liability, or our high deductible or self-insured retention, may require us to pay substantial amounts which would adversely affect our financial position and results of operations.

Our hedging activities may result in significant losses and in period-to-period earnings volatility.

We regularly enter into hedging transactions to limit our exposure to raw material and energy price risks. Our commodity hedges are primarily related to resin, natural gas, ethylene, propylene, benzene, diesel and polyethylene. If our hedging strategies prove to be ineffective or if we fail to effectively monitor and manage our hedging activities, we could incur significant losses which could adversely affect our financial position and results of operations, and we could experience significant fluctuations in our earnings from period-to-period. Factors that could affect the impact and effectiveness of our hedging activities include the accuracy of our operational forecasts of raw material and energy needs and volatility of the commodities and raw materials pricing markets.

Our credit agreement bears interest at variable interest rates based on LIBOR, which is being discontinued, and the transition to new reference rates could cause interest rates under our current or future debt agreements to fluctuate or cause other unanticipated consequences.

Interest rates under our credit agreement use the London Inter-Bank Offered Rate, or LIBOR, as the reference rate for purposes of determining the variable interest rate that applies to our borrowings thereunder. LIBOR’s regulator, the U.K. Financial Conduct Authority, and administrator, the ICE Benchmark Administration, have announced that the publication of LIBOR will cease. The one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities ceased after December 31, 2021, with the remaining USD LIBOR maturities ceasing after June 30, 2023.

As of December 31, 2021, the term loans incurred under our credit agreement bear interest at variable interest rates based on the one-month USD LIBOR. The outstanding aggregate principal balance of our term loans under the credit agreement was $2,250 million as of December 31, 2021, and they are currently scheduled to mature after June 30, 2023.

It is unclear if new methods of calculating LIBOR will be established such that it continues to exist after June 30, 2023. Similarly, it is not possible to predict what rate or rates may become acceptable alternatives to LIBOR or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. Although our credit agreement contains mechanisms to determine an alternative benchmark rate to replace LIBOR, if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected or we may need to renegotiate the terms of our debt agreements that use LIBOR as a factor in determining the applicable interest rate to replace LIBOR with the new standard that is established, if any, or to otherwise agree with the trustees or agents under such facilities or instruments on a new means of calculating interest. Any of these changes could cause interest rates under our current or future debt agreements to fluctuate or cause other unanticipated consequences. Although we continue to monitor potential changes, the effect of the phase-out or replacement of LIBOR on our cost of capital cannot yet be determined and any increase in the interest we pay would increase our cost of capital and could adversely impact our financial condition, results of operations and cash flows.

Currency exchange rate fluctuations could adversely affect our results of operations.

Our business is exposed to fluctuations in exchange rates. Although our reporting currency is U.S. dollars, we operate in multiple countries and transact in a range of foreign currencies. In addition, we are exposed to exchange rate risk as a result of sales, purchases, assets and borrowings (including intercompany borrowings) that are denominated in currencies other than the functional currency of the respective entities. Where possible, we try to minimize the impact of exchange rate fluctuations by transacting in local currencies so as to create natural hedges. There can be no assurance that we will be successful in protecting against these risks. Under certain circumstances in which we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. Nevertheless, exchange rate fluctuations may either increase or decrease our net revenues and expenses as reported in U.S. dollars. Given the volatility of exchange rates, we may not be able to manage our currency transaction risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations.

Goodwill, intangible assets and other long-lived assets are material components of our balance sheet, and impairments of their balances and future asset impairment charges could have a significant impact on our financial results.

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

Our historical financial results also include other asset impairment charges. These charges have arisen from a variety of events including decisions to exit certain businesses and ceasing to use certain equipment before the end of its useful life. Future asset impairment charges could arise as a result of changes in our business strategy or changes in the intention to use certain assets. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial position.

Legal, Regulatory and Compliance Risks

We are subject to increasingly stringent environmental, health and safety laws and regulations, and we could incur significant costs in complying with, or liabilities and obligations related to, such laws and regulations.

We are subject to various federal, state, local and international environmental, health and safety laws and regulations, which have tended to become more stringent over time. Among other things, these laws and regulations govern the emission or discharge of materials into the environment, the use, storage, treatment, disposal, management and releases of, and exposure to, hazardous substances and wastes, the health and safety of our employees, protection of wildlife and endangered species, wood harvesting and the materials used in and the recycling of our products. Violations of these laws and regulations can result in substantial fines or penalties, injunctive relief, requirements to install pollution or other controls or equipment, civil and criminal sanctions, permit revocations and facility shutdowns. A number of our facilities require permits from environmental regulators, and obtaining and renewing these permits is a lengthy, expensive and burdensome process.

Moreover, we may be directly impacted by the risks and costs to us, our customers and our vendors of the effects of climate change, greenhouse gases and the availability of energy and water resources. These risks include the potentially adverse impact on forestlands, which are a key resource in the production of some of our products, increased product costs and a change in the types of products that customers purchase. We also face risks arising from the increased public focus, including by consumers, investors and governmental and non-governmental organizations, on these and other environmental sustainability matters, such as packaging and waste, deforestation and land use, including enacted or proposed legislation imposing fees on manufacturers and other suppliers of single-use food packaging and foodservice products to encourage and fund recycling of such products.

We are and have been involved, both proactively and in response to threatened litigation by regulators, in the remediation of current, former and third-party sites and could be held jointly and severally liable for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances and wastes at any site we have ever owned, leased, operated or used as a treatment or disposal site, including releases by prior owners or operators of sites we currently own or operate. We could also be subject to third-party claims for property or natural resource damage, personal injury or nuisance or otherwise as a result of violations of or liabilities under environmental laws and regulations or in connection with releases of hazardous or other substances or wastes. In addition, changes in, or new interpretations of, existing laws, regulations, permits or enforcement policies, the discovery of previously unknown contamination or the imposition of other environmental, health and safety liabilities or obligations in the future, including additional investigation or other obligations with respect to any potential health hazards of our products or business activities or the imposition of new permit requirements, may lead to additional compliance or other costs that could have a material adverse effect on our business, financial condition or results of operations.

Moreover, as environmental issues, such as climate change, have become more prevalent, federal, state, local and foreign governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the U.S. Environmental Protection Agency regulates certain greenhouse gas emissions under the Clean Air Act, and various countries are party to the Paris Agreement, pursuant to which many have made national pledges to reduce greenhouse gas emissions. These and other international, foreign, federal, regional and state climate change initiatives may cause us to incur additional direct costs in complying with new environmental legislation or regulations, such as costs to upgrade or replace equipment, as well as increased indirect costs resulting from our suppliers, customers or both incurring additional compliance costs that could get passed through to us or impact product demand.

We may incur material liabilities under, or costs in order to comply with, product quality and related laws and regulations to which our products are subject.

Many of our products come into contact with food and beverages, and the manufacture, packaging, labeling, storage, distribution, advertising and sale of those products are subject to various laws designed to protect human health. For example, in the United States, many of our products are regulated by the Food and Drug Administration, which, among other things, promulgates current good manufacturing practice regulations, and our product claims and advertising are regulated by the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. Complying with these laws and regulations is costly, and if any of our products is deemed to be out of compliance with any of these laws and regulations, our business, financial condition and results of operations could be adversely affected. Even without a determination that our products do not comply with relevant requirements, if consumers and our customers are uncertain about whether our products comply, for example if we face allegations of non-compliance, even if we ultimately prevail against those allegations, we may lose customers, or have difficulty selling our products, which would adversely affect our business. In addition, changes in these laws and regulations could impose significant limitations and require changes to our business, which in turn may increase our compliance expenses, make our business more costly and less efficient to conduct and compromise our growth strategy.

Government regulations and judicial decisions affecting products we produce or the products contained in the products we produce could significantly reduce demand for our products.

Many governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of materials incapable of being recycled or composted. Programs have included, for example, banning or restricting certain types of products, mandating certain rates of recycling and the use of recycled materials, imposing fees or taxes on single-use items (often plastic), requiring retailers or manufacturers to take back packaging used for their products and requiring retailers to refrain from providing certain single-use or plastic items unless specifically requested. Such legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for our products. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental or sustainability concerns of consumers, investors and government and non-governmental organizations by using only recyclable or compostable containers.

We are subject to numerous labor laws and regulations, including those relating to worker safety and wages and hours, and failure to comply with these laws and regulations could negatively affect our business.

We are subject to a number of laws and regulations related to safety, including those administered by the Occupational Safety and Health Administration and comparable state regulators. In addition to the disruptions that could be caused to our business by a vaccination mandate, which are discussed in greater detail in the risk factor “The coronavirus pandemic and responses to it by governments, organizations and individuals have materially negatively affected our business and results of operations. We cannot predict the extent to which our business will continue to be disrupted by the pandemic and its effects in the future,” these regulations impose a number of requirements relating to workforce safety with which we are required to comply. For more information on the importance of safety in our manufacturing, please refer to the risk factor “Unsatisfactory safety performance may subject us to regulatory penalties, civil litigation or criminal prosecution, increase our insurance premiums, result in higher operating costs, negatively impact employee morale, result in higher employee turnover and damage our reputation.” Failure to comply with these requirements could result in penalties, fines, compliance costs and reputational damage that adversely affect our business.

Our operations are subject to a variety of foreign, federal, state and local labor laws and regulations, including the Fair Labor Standards Act, the Family Medical Leave Act, the Civil Rights Act and the Employee Retirement Income Security Act. Further, as discussed in greater detail in the risk factor “Employee slowdowns, strikes and similar actions could adversely affect our business and operations,” a substantial portion of our workforce is unionized. As a result, we are required to comply with a number of applicable labor-relations laws, including the National Labor Relations Act. We are from time to time subject to allegations that we have breached these and related legal requirements, and if we are found to have violated any of these laws, our business and operating results could be adversely affected.

We are subject to the Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption, anti-bribery and anti-kickback laws and regulations, and any non-compliance with those laws or regulations by us or others acting on our behalf could adversely affect our business, financial condition and results of operations.

The FCPA and other similar anti-corruption and anti-bribery laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from offering or providing improper things of value to foreign officials for the purpose of obtaining or retaining business or securing regulatory benefits. Under these laws, we may be liable for the actions of employees, officers, directors, agents, representatives, consultants or other intermediaries, or our strategic or local partners, including those over whom we may have little actual control. We continuously transact business, including in new locations, around the world, occasionally have contacts with foreign public officials and therefore have potential exposure to liability under laws such as the FCPA.

If we are found liable for violations of the FCPA or other similar anti-corruption, anti-bribery or anti-kickback laws or regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer criminal or civil fines or penalties or other repercussions, including reputational harm, which could negatively affect our business, financial condition and results of operations.

In August 2020, we identified practices in our Evergreen Packaging Shanghai business, which is part of our Beverage Merchandising segment, that involved acts potentially in violation of the FCPA. In September 2020, we voluntarily disclosed these matters and the results of our investigation conducted by external counsel, accountants and other advisors to the U.S. Department of Justice, or DOJ, and the SEC. Our investigation identified the occasional giving of gift cards representing relatively minor monetary values to government regulators and employees of state-owned enterprise customers in the People’s Republic of China over the course of several years. The amounts involved were immaterial, individually and in the aggregate, and the gift cards appear to have been provided at the times of Chinese holidays for general goodwill purposes only. We have begun to remediate these practices, including by discontinuing the giving of gift cards. In the course of our investigation, we also identified certain other gift, travel and entertainment practices that do not comply with our policies and expectations. These findings provided an opportunity for targeted, enhanced controls and additional training in these areas. We presented our investigation findings to the DOJ and the SEC in February 2021. In response to and based on our investigation findings, the DOJ and the SEC closed their files on this matter without any action against us.

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and cross-border transfer of personal information.

We receive, generate and store increasing amounts of sensitive information, such as personally identifiable information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the inability to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data.

We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate, including, most prominently, the California Consumer Privacy Act, or CCPA. For example, the CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. In addition to fines and penalties imposed upon violators, some of these laws, including the CCPA, also afford private rights of action to individuals who believe their personal information has been misused. The interplay of foreign, federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us in regard to data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Legal requirements relating to the collection, storage, handling and transfer of personal information and personal data continue to evolve and may result in ever-increasing public scrutiny and escalating levels of enforcement, sanctions and increased costs of compliance.

Compliance with applicable data protection laws and regulations could also require us to change our business practices and compliance procedures in a manner adverse to our business. Penalties for violations of these laws vary, but can be substantial. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. In addition, we rely on third-party vendors to collect, process and store data on our behalf, and we cannot guarantee that such vendors are in compliance with all applicable data protection laws and regulations. Our or our vendors’ failure to comply with applicable data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations or privacy policies, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition and results of operations.

We are frequently involved in legal proceedings that could result in substantial liabilities for us.

We are involved in several legal proceedings. It is difficult to predict with certainty the cost of defense or the outcome of these proceedings and their impact on our business, including remedies or damage awards. Adverse outcomes in any claim or lawsuit against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. If liabilities or fines resulting from these proceedings are substantial or exceed our expectations, our business, financial condition or results of operations may be adversely affected.

For example, on April 14, 2021, MP2 Energy LLC filed a lawsuit against our indirect subsidiary Pactiv LLC in state court in Montgomery County, Texas, which we refer to as the MP2 Litigation. The complaint in the MP2 Litigation alleges that Pactiv breached an agreement with MP2 to sell a certain quantity of energy at a specified price as a result of the disruptions caused by Winter Storm Uri and sought approximately $50 million in damages. We filed an answer denying liability on the ground that any nonperformance was excused by force majeure and moved to dismiss the complaint. On September 24, 2021, MP2 filed a second amended complaint increasing its alleged damages to approximately $50 million. We believe that the MP2 Litigation is without merit and intend to defend ourselves vigorously. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal defense costs, remains uncertain; however, we may incur significant legal fees, settlements or damage awards resulting from this or other civil litigation. If this matter is not resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Supply of faulty or contaminated products could harm our reputation and business.

Although we have control measures and systems in place to ensure the maximum safety and quality of our products is maintained, the consequences of not being able to do so, due to accidental or malicious raw material contamination, or due to supply chain contamination caused by human error or faulty equipment, could be severe. These consequences may include adverse effects on consumer health and our reputation, loss of customers and market share, financial costs or loss of revenue. If any of our products are found to be defective, we could be required to recall such products, which could result in adverse publicity, significant expenses and a disruption in sales and could affect our reputation and that of our products. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy. In addition, if any of our competitors or customers supply faulty or contaminated products to the market, or if manufacturers of the end-products that utilize our products produce faulty or contaminated products, our industry, or our end-products’ industries, could be negatively impacted, which could have adverse effects on our business. For more information on the laws and regulations impacting the quality of the products that we manufacture, please refer to the risk factor “We are subject to a complex framework of laws and regulations, including, among others, those relating to product quality and environmental protection, and may incur material liabilities under, or costs in order to comply with, existing or future laws and regulations.”

The widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination. Negative publicity, posts or comments on social media or networking sites about us, whether accurate or inaccurate, or non-public sensitive information about us, could be widely disseminated through the use of social media. Any of these events could harm our image and adversely affect our business as well as require resources to rebuild our reputation if they were to occur.

Cybersecurity breaches and improper access to or disclosure of our data or user data, or other infiltration, hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.

We depend on information technology for processing and distributing information in our business, including to and from our customers and suppliers and for managing our production and distribution processes. This information technology is subject to theft, damage or interruption from a variety of sources, including malicious computer viruses, security breaches, defects in design, natural disasters, terrorist attacks, power and telecommunication failures, employee malfeasance or human or technical errors. Additionally, we can be at risk if a customer’s or supplier’s information technology system is attacked or compromised. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or third-party data to which we have access, including personal information, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as phishing attacks), ransomware and general hacking have become more prevalent, have occurred on our systems in the past and may occur on our systems in the future. Such attacks may interrupt our business operations, damage our reputation, impair our internal systems or result in financial harm to us. Further, these risks could be heightened by the fact that, since the beginning of the coronavirus pandemic, many of our employees have been working from home and we expect that a majority of those employees whose job functions permit working from home will continue to do so for the foreseeable future.

Although we have taken measures to protect our data and to protect our computer systems from attack, we have in the past been the subject of cybersecurity attacks that, while collectively immaterial, were nonetheless successful. The measures may not prevent unauthorized access to our systems or theft of our data. If we or third parties with whom we do business were to fall victim to cyber-attacks or experience other cybersecurity incidents, such incidents could result in unauthorized access to, disclosure or loss of or damage to company, customer or other third party data; theft of confidential data including personal information and intellectual property; loss of access to critical data or systems; and other business delays or disruptions. If these events were to occur, we may incur substantial costs or suffer other consequences that negatively impact our operations and financial results.

We may not be successful in obtaining, maintaining and enforcing our intellectual property rights, including our unpatented proprietary knowledge and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on the patent, copyright and trademark rights granted under the laws of the United States and other countries in which we do business, we rely on unpatented proprietary knowledge and trade secrets and employ various methods, including confidentiality agreements with employees and third parties, to protect our knowledge and trade secrets. However, these precautions and our patents, copyrights and trademarks may not afford complete protection against infringement, misappropriation or other violation of our rights by third parties, and there can be no assurance that others will not independently develop the knowledge protected by our trade secrets or develop products that compete with ours despite not infringing, misusing or otherwise violating our intellectual property rights. Patent, copyright and trademark rights are territorial, and the protection they provide will only extend to those countries in which we have been issued patents and have registered trademarks or copyrights. Even so, the laws of certain countries do not protect our intellectual property rights to the same extent as U.S. laws do.

We believe that we have sufficient intellectual property rights to allow us to conduct our business without incurring liability to third parties. However, we or our products may nonetheless infringe on the intellectual property rights of third parties, or we may determine in the future that we require a license or other rights to intellectual property rights held by third parties. Such a license or other rights may not be available to us on commercially reasonable terms or at all, in which case we may be prevented from using, providing or manufacturing certain products, services or brands as we see fit. In addition, we may be subject to claims asserting infringement, misappropriation or other violation of third parties’ intellectual property rights seeking damages, the payment of royalties or licensing fees or injunctions against the sale of our products or other aspects of our business. If we are found to have infringed, misused or otherwise violated the intellectual property rights of others, we could be forced to pay damages, stop using the intellectual property rights or, if we are given the opportunity to continue to use the intellectual property rights of others, pay a substantial amount for continued use of those rights. Even if we are not found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could incur substantial expense to defend against its claims, and we could incur significant costs associated with discontinuing to use, provide or manufacture certain products, services or brands, and the defense could be protracted and costly regardless of its outcome. Any of the foregoing could adversely affect our business and results of operations.

Furthermore, we cannot be certain that the intellectual property rights we do obtain and rely on will not be challenged or invalidated in the future. In the event of such a challenge, we could incur significant costs to defend our rights, even if we are ultimately successful. We also may not be able to prevent current and former employees, contractors and others from breaching confidentiality agreements and misappropriating trade secrets or other proprietary information. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Infringement of our intellectual property rights may adversely affect our results of operations and make it more difficult for us to establish a strong market position in countries that may not adequately protect intellectual property rights. Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents, and steps taken by us to protect our technologies may not prevent infringement or misappropriation of those technologies. Additionally, we have licensed, and may license in the future, patents, trademarks, copyrights, trade secrets and other intellectual property rights to third parties. While we attempt to ensure that our intellectual property rights are protected when entering into business relationships, third parties may take actions that could adversely affect our rights or the value of our intellectual property rights or reputation. If necessary, we also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property rights. Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Risks Related to Shareholder Influence, Related Party Transactions and Governance

The Hart Stockholders control the direction of our business, and the Hart Stockholders’ concentrated ownership of our common stock will prevent you and other shareholders from influencing significant decisions.

The Hart Stockholders own, and control the voting power of, approximately 78% of our outstanding shares of common stock. As long as the Hart Stockholders continue to control a majority of the voting power of our outstanding common stock, they will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election and removal of directors.

The Hart Stockholders and their affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, the Hart Stockholders and their affiliates may engage in activities where their interests may not be the same as, or may conflict with, the interests of our other shareholders. Other shareholders will not be able to affect the outcome of any shareholder vote while the Hart Stockholders control the majority of the voting power of our outstanding common stock. As a result, the Hart Stockholders will be able to control, directly or indirectly and subject to applicable law, the composition of our Board of Directors, which in turn will be able to control all matters over which we have control, including, among others:

•	any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;
•	the adoption of amendments to our certificate of incorporation;
•	any determinations with respect to mergers, business combinations or disposition of assets;
•	compensation and benefit programs and other human resources policy decisions;
•	the payment of dividends on our common stock; and
•	determinations with respect to tax matters.

In addition, the concentration of the Hart Stockholders’ ownership could also discourage others from making tender offers, which could prevent shareholders from receiving a premium for their common stock.

Because the Hart Stockholders’ interests may differ from ours or from those of our other shareholders, actions that the Hart Stockholders take with respect to us, as our controlling shareholders, may not be favorable to us or our other shareholders.

Mr. Hart may have conflicts of interest with the holders of our shares of common stock or us in the future.

Mr. Hart indirectly owns and controls a majority of the outstanding shares of our common stock, and the actions he is able to undertake as our controlling shareholder may differ from or adversely affect the interests of our other shareholders. Under the stockholders agreement that we entered into in connection with our IPO, Mr. Hart has the power to nominate a majority of the directors to our Board of Directors for so long as the Hart Entities beneficially own more than 40% of our common stock, enabling Mr. Hart to control our legal and capital structure and operations, subject to applicable law. The stockholders agreement also provides that so long as the Hart Entities hold at least 5% of our shares, Mr. Hart will be entitled to receive access to certain of our information and also to routinely consult and advise senior management about our business and financial matters, and we have agreed to give consideration to his advice and proposals. The stockholders agreement also provides Mr. Hart with certain consent rights for so long as the Hart Entities hold at least 40% of our shares. Additionally, Mr. Hart is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Mr. Hart may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Conflicts of interest may arise because certain of our directors hold a management or board position with PFL or other affiliated entities.

One of our directors is also a director of PFL, and two of our directors are also directors of other entities affiliated with Mr. Hart. The interests of these directors in PFL and other entities affiliated with Mr. Hart and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and PFL and other entities affiliated with Mr. Hart that could have different implications for PFL and other entities affiliated with Mr. Hart and us. These decisions could, for example, relate to:

•	disagreement over corporate opportunities;
•	competition between us, PFL and other entities affiliated with Mr. Hart;
•	employee retention or recruiting;
•	our dividend policy; and
•	the services and arrangements from which we benefit as a result of our relationships with PFL and other entities affiliated with Mr. Hart.

Conflicts of interest could also arise if we enter into any new agreements with the Hart Stockholders and other entities affiliated with Mr. Hart in the future, or if the Hart Stockholders and other entities affiliated with Mr. Hart decide to compete with us in any of our product categories. The presence of directors or officers of entities affiliated with the Hart Stockholders and other entities affiliated with Mr. Hart on our Board of Directors could create, or appear to create, conflicts of interest and conflicts in allocating their time with respect to matters involving both us and any one of them, or involving us and the Hart Stockholders and other entities affiliated with Mr. Hart, that could have different implications for any of these entities than they do for us. Provisions of our certificate of incorporation and bylaws address corporate opportunities that are presented to our directors who are also directors or officers of the Hart Stockholders and other entities affiliated with Mr. Hart and certain of their subsidiaries. We cannot assure you that our certificate of incorporation will adequately address potential conflicts of interest, that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are directors of both us and the Hart Stockholders and other entities affiliated with Mr. Hart. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

We have entered, and may continue to enter, into certain related party transactions. There can be no assurance that we could not have achieved more favorable terms if such transactions had not been entered into with related parties, or that we will be able to maintain existing terms in the future.

We have entered into various transactions with related parties including, among others:

•	five-year supply agreements under which we sell certain products (primarily tableware) to Reynolds and purchase certain products (primarily aluminum foil containers and roll foil) from Reynolds;
•	a warehousing and freight services agreement pursuant to which we provide certain logistics services to Reynolds;
•	a sub-lease of part of our corporate headquarters in Lake Forest, Illinois and another lease for part of our facility in Canandaigua, New York to Reynolds;
•	a tax matters agreement with each of Reynolds and Graham Packaging;
•

a transition services agreement pursuant to which we agreed to provide certain administrative services to Reynolds, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services, and we arranged to receive certain services from Reynolds, including human resources; compliance; and procurement, in each case for up to 24 months from February 2020;
•

a transition services agreement with Graham Packaging pursuant to which we will, upon Graham Packaging’s request, provide certain administrative services to Graham Packaging for up to 24 months from August 4, 2020;

•

an IT license usage agreement with Rank and Graham Packaging, pursuant to which we will continue to receive usage rights under certain IT-related license and contractual arrangements which are held by certain of our affiliates and provide usage rights to certain of our affiliates under certain IT-related license and contractual arrangements we hold;

•

an agreement with our affiliate, Rank Treasury Limited, to indemnify it for certain losses that it may suffer from providing a guarantee of a property lease to a third party landlord as part of our divestment of a business; and

•

a transition services agreement with Rank pursuant to which Rank will, upon our request, provide certain administrative and support services to us for up to 24 months, and we will, upon Rank’s request, provide certain administrative and support services to them for up to 24 months from September 21, 2020, and the term of certain services thereunder has been extended until December 31, 2022.

While we believe that all of these transactions have been negotiated on an arm’s length basis and contain commercially reasonable terms, we may have been able to achieve more favorable terms had these transactions been entered into with unrelated parties. In addition, while goods and services are being provided to us by related parties, our operational flexibility to modify or implement changes in those goods or services or the amounts we pay or receive for them may be limited.

Potential conflicts of interest or disputes may arise between us and one or more related parties under these related party agreements, or relating to our past or future relationships in several areas including tax, employee benefits, intellectual property rights, indemnification and other matters. Furthermore, conflicts of interest may arise in connection with business opportunities that may be attractive to us and one or more related parties. In the event of a dispute under any of these related party agreements, the interests of one or more related parties may not align with ours and the resolution of any such disputes may be adverse to us, or less favorable to us than we might achieve if we were not dealing with a related party, and our ability to enforce our contractual rights may be limited.

There can be no assurance that such present or any future transactions, and any potential disputes that may arise in connection with them, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

It is also likely that we may enter into related party transactions in the future. Although material related party transactions that we may enter into will be subject to approval or ratification of a designated committee of our Board of Directors (which is currently the Audit Committee) or other committee designated by our Board of Directors made up solely of independent directors, there can be no assurance that such transactions, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

The related party transactions we have entered into are of varying durations and may be amended upon agreement of the parties. The Hart Stockholders will have the ability to determine the outcome of matters requiring shareholder approval, cause or prevent a change of control and change the composition of our Board of Directors. For so long as we are controlled by the Hart Stockholders, we may be unable to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to those requirements.

The Hart Stockholders control a majority of the voting power of our outstanding common stock. As a result, we are presently a “controlled company” within the meaning of Nasdaq’s rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;
•	the requirement that our Compensation Committee and our Nominating and Corporate Governance Committee be composed entirely of independent directors; and
•	the requirement for an annual performance evaluation of our Compensation Committee and our Nominating and Corporate Governance Committee.

While the Hart Stockholders control a majority of the voting power of our outstanding common stock, we continue to rely on some of these exemptions and, as a result, we do not presently have a Compensation Committee or a Nominating and Corporate Governance Committee consisting entirely of independent directors. Two of our six directors do not qualify as “independent directors” under

Nasdaq’s rules. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

If the Hart Stockholders sell a controlling interest in our company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our common stock, and we may become subject to the control of a presently unknown third party.

The Hart Stockholders own, and control the voting power of, approximately 78% of our outstanding shares of common stock. The Hart Stockholders will have the ability, should they choose to do so, to sell some or all of their shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

The ability of the Hart Stockholders to privately sell their shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock that are publicly traded, could prevent you from realizing any change-of-control premium on your shares of our common stock that may otherwise accrue to the Hart Stockholders on their private sale of our common stock. Additionally, if the Hart Stockholders privately sell their significant equity interests in our company, we may become subject to the control of a presently unknown third party that may have conflicts of interest with those of other shareholders. In addition, if the Hart Stockholders sell a controlling interest in our company to a third party, our liquidity could be impaired, our outstanding indebtedness may be subject to acceleration and our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations and financial condition.

Our ability to operate our business effectively may suffer if we do not successfully establish independent financial, administrative and other support functions, and we cannot assure you that the transitional services that Rank provides us will be sufficient for our needs, or that we will be able to replace those services before their contractual termination.

Historically, we have relied on financial, administrative and other resources of Rank to assist in operating our business. In preparation for our IPO, we began to establish our own financial, administrative and other support functions and to contract with third parties to replace the assistance that Rank has provided us, but this process is not yet complete. In connection with our IPO, we entered into a transition services agreement with Rank under which, upon our request, Rank provides certain administrative and support services to us, such as financial, insurance, information technology, tax, human resources, M&A transaction support and legal and corporate secretarial services, and we, upon Rank’s request, provide certain support services to Rank. These services and data access controls may not be sufficient to meet our needs. Further, after this agreement expires, we may not be able to obtain these services at prices or on terms that are as favorable, or at all. Any failure, significant downtime or diminished quality in our own financial, administrative or other support functions during and after the transitional period could negatively impact our business and our results of operations.

We may be liable for significant taxes if the distributions of Reynolds or of Graham Packaging to Packaging Finance Limited are determined to be taxable transactions.

In February 2020, before Reynolds’s IPO, we effected certain distributions to transfer the interests of Reynolds to Packaging Finance Limited, or PFL, in a manner that was intended to qualify as tax-free to PFL, us and Pactiv Evergreen Group Holdings Inc., which we refer to as Pactiv Holdings, under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code. In addition, before the closing of our IPO in September 2020, we also effected certain distributions to transfer the interests of Graham Packaging to PFL in a manner that was intended to qualify as tax-free to PFL, us and Pactiv Holdings under Section 355 of the Internal Revenue Code.

We have received tax opinions as to the tax treatment of the Reynolds and Graham Packaging distributions. These tax opinions rely on certain facts, assumptions, representations and undertakings from Mr. Hart, Reynolds or Graham Packaging, as applicable, and us regarding the past and future conduct of our, and Reynolds’s or Graham Packaging’s, as applicable, respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, we may not be able to rely on the tax opinions and could be subject to significant tax liabilities with respect to the Reynolds or Graham Packaging distributions. Despite the tax opinions, the Internal Revenue Service could determine on audit that the Reynolds or Graham Packaging distributions are taxable if it determines that any of the facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions, or for other reasons, including as a result of certain significant changes in the stock ownership of us, Reynolds or Graham Packaging, as applicable, or Pactiv Holdings. If the Reynolds or Graham Packaging distributions are determined to be taxable for U.S. federal income tax purposes, we could be liable for significant U.S. federal income tax liabilities.

We entered into tax matters agreements with each of Reynolds and Graham Packaging in connection with their respective distributions. Under these agreements, each distributed business will generally be required to indemnify us against taxes incurred with respect to the applicable distribution that arise as a result of, among other things, (i) a breach of any representation made under the applicable tax matters agreement, including those provided in connection with an opinion of tax counsel, or (ii) Reynolds or Graham Packaging, as applicable, taking or failing to take, as the case may be, certain actions, in each case that result in the distributions failing to meet the requirements for tax-free treatment under the Internal Revenue Code. If Reynolds or Graham Packaging does not indemnify us in accordance with the applicable tax matters agreement, we would bear such tax liability.

In order to preserve the tax-free treatment of the Graham Packaging distribution, our ability to engage in certain corporate transactions for a two-year period after the distribution is limited.

To preserve the tax-free treatment for U.S. federal income tax purposes of the Graham Packaging distribution, we are limited in our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock for the two-year period following the distribution. Effecting certain such transactions could violate the representations and undertakings we made in connection with the opinion of tax counsel and could result in significant tax liabilities to us. These limitations may restrict our ability to pursue certain strategic transactions or other transactions that would otherwise be in our best interest or that might increase the value of our business. We are not limited in our ability to acquire other businesses for cash consideration.

Reynolds and Graham Packaging may compete with us, and their competitive positions in certain markets may constrain our ability to build and maintain partnerships.

We may face competition from a variety of sources, including Reynolds and Graham Packaging, today and in the future. For example, while we do have supply agreements in place with Reynolds, each of Reynolds and Graham Packaging may still compete with us in certain products or in certain channels. In addition, while Reynolds and Graham Packaging do not currently manufacture or sell products that compete with our products in the channels in which we sell our products, they each may do so in the future, including as a result of acquiring a company that manufactures products which compete with ours. Reynolds and Graham Packaging may have acquired know-how from their previous affiliation with our business, which could give them significant competitive advantages should they decide to engage in the type of business we conduct, which may materially and adversely affect our business, financial condition and results of operations. Although Reynolds has historically sold the products (primarily tableware and cups) that it purchases from us in the retail channel, and we sell those products in the foodservice business-to-business channel, after the termination of the supply agreement with Reynolds, it could seek to sell those products in the foodservice channel or otherwise compete with us. As our customer, Reynolds has information about our products, including pricing, and, as one of our former operating segments, Graham Packaging has knowledge of our business that could provide Reynolds and Graham Packaging with competitive advantages.

In addition, we may partner with companies that compete with Reynolds and Graham Packaging in certain markets. Our prior affiliation with Reynolds and Graham Packaging may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationships with Reynolds and Graham Packaging.

Risks Relating to Being a Public Company

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our shareholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management, including provisions that:

•

permit our board of directors, without further action by our shareholders, to fix the rights, preferences, privileges and restrictions of preferred stock, the rights of which may be greater than the rights of our common stock;

•

restrict the forum for certain litigation against us to Delaware, as discussed in greater detail in the risk factor “Our certificate of incorporation makes the Delaware Court of Chancery the exclusive forum for most disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees”; and
•	establish advance notice requirements for nominations to our board of directors or for proposing matters for action by our shareholders at their annual meetings.

Additionally, after PFL and all other entities beneficially owned by Mr. Hart, their successors and affiliates and any of their transferees in connection with certain transfers other than widely distributed public sales beneficially own less than 50% of the outstanding shares of our common stock, additional anti-takeover provisions take effect, including provisions that:

•	require at least a two-thirds affirmative shareholder vote to approve amendments to our certificate of incorporation or bylaws;
•	provide for a staggered board of directors;
•	eliminate the ability of our shareholders to call special meetings; and
•	prohibit shareholder action by written consent, instead requiring shareholder actions to be taken solely at duly convened shareholder meetings.

Even after we cease to be a controlled company, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our incumbent management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. As a result, these provisions may adversely affect the market price and market for our common stock if they are viewed as limiting the liquidity of our stock. These provisions may also make it more difficult for a third party to acquire us in the future and, as a result, our shareholders may be limited in their ability to obtain a premium for their shares.

Further, we entered into a stockholders agreement with the Hart Stockholders in connection with our IPO in September 2020. That agreement gives the Hart Stockholders the right to nominate a certain number of directors to our board of directors so long as they beneficially own at least 10% of the outstanding shares of our common stock.

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

Our ability to pay dividends may also be restricted by the terms of our existing debt agreements or any future debt or preferred equity securities. Our dividend policy entails certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures or limiting our ability to incur borrowings. Our Board of Directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends or declare any periodic special dividends. There can be no assurance that our Board of Directors will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether.

We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to compliance with our public-company responsibilities and corporate governance policies.

We have been a public company since September 2020. As such, we have incurred, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act and other laws and rules implemented by the SEC and Nasdaq impose various requirements on public companies, including in relation to corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, our relatively recent transition to public-company status may increase our legal, accounting and financial compliance costs in comparison to other public companies and make some activities more time consuming and costly. If, despite our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers.

Our compliance with applicable provisions of Section 404 of the Sarbanes-Oxley Act relating to management’s assessment of internal controls requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement and maintain internal controls effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

Our certificate of incorporation makes the Delaware Court of Chancery the exclusive forum for most disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation makes the Delaware Court of Chancery the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us under the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine, except, in each case, for claims to enforce any liability or duty created by the Securities Act or the Exchange Act and for which the federal courts have exclusive jurisdiction. In addition, our certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the federal forum provision.

The choice of forum provision and federal forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving that action in other jurisdictions, which could adversely affect our business, financial condition and results of operations. In addition, while the Delaware Supreme Court in 2020 ruled that federal forum selection provisions purporting to require claims under the Securities Act to be brought in federal court were facially valid under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on shareholders who assert the provision is not enforceable or invalid.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located in leased office space in Lake Forest, Illinois. As of December 31, 2021, we leased or owned 94 other U.S. facilities and 25 international facilities, some of which include multiple buildings and warehouses. This includes the 73 manufacturing facilities and 44 warehouses that comprise our global production and distribution network.

We believe that all of our facilities are adequate to meet our current needs and our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

Item 3. Legal Proceedings

Please refer to the disclosure under the heading “Legal Proceedings” in Note 15, Commitments and Contingencies, to our annual consolidated financial statements included in Part II, Item 8 of this report for a description of our material pending legal proceedings, which disclosure is incorporated by reference into this Item 3 of Part I.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

Our common stock has been listed on the Nasdaq Stock Market LLC under the symbol “PTVE” since September 21, 2020. Before that date, there was no public trading market for our common stock.

Shareholders

As of February 18, 2022, there were two holders of record of our common stock. The actual number of our shareholders is greater than this number and includes beneficial owners whose shares are held in the “street name” by banks, brokers and other nominees. This number of holders of record also does not include shareholders whose shares are held in trust by other entities.

Dividends

Refer to Liquidity and Capital Resources - Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.

Use of Proceeds from Sale of Registered Securities

On September 16, 2020, the SEC declared our amended Registration Statement on Form S-1 (File No. 333-248250) effective for the initial public offering of our common stock, pursuant to which we offered and sold a total of 41,026,000 shares of our common stock at a public offering price of $14.00 per share for aggregate net proceeds of $546 million. As part of the offering, our underwriters were given an option to acquire additional shares at the offering price, which was partially exercised on October 20, 2020 for 1,723,710 shares, resulting in a further $23 million in net proceeds. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 18, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

None.

Performance Graph

The material under this “Performance Graph” heading shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares our cumulative total shareholder return from September 21, 2020 to December 31, 2021 to that of the S&P 500 Index, the Russell MidCap Index and a peer group. The graph assumes that $100 was invested at the market close on September 21, 2020 in our common stock, each index and the peer group, and that all dividends were reinvested. The complete list of our peer group comprises: AptarGroup, Inc., Avery Dennison, Inc., Berry Global Group, Inc., Clearwater Paper Corporation, Crown Holdings, Inc., Graphic Packaging Holding Company, Greif, Inc., P.H. Glatfelter Company, Packaging Corporation of America, Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company, Tupperware Brands Corporation and Verso Corporation.

The total shareholder return performances set forth in the graph above are not necessarily indicative of future total shareholder return performance.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis contains forward-looking statements. It should be read in connection with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes, the cautionary information contained in Forward-Looking Statements and Item 1A, Risk Factors.

Overview of Business and Strategy

For a description of our business and strategy, refer to Item 1, Business.

Recent Developments and Significant Items Affecting Comparability

Fabri-Kal Acquisition

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal for a purchase price of $378 million. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the consumer packaged goods and institutional foodservice markets. The acquisition includes four manufacturing facilities in the United States. The acquisition is expected to broaden our portfolio of sustainable packaging products and expand our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

Dispositions

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd., our 50% joint venture with Naturepak Limited, to Elopak ASA. We expect to receive proceeds from the transaction of approximately $47 million, adjusted for cash, indebtedness and working capital as of the date of completion. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, including regulatory approvals. On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan. We expect to receive proceeds from the transaction of approximately $335 million, adjusted for cash, indebtedness and working capital as of the date of completion. The transaction is expected to close in the second or third quarter of 2022, subject to customary closing conditions, including regulatory approvals. Neither of these dispositions qualifies for presentation as discontinued operations.

Coated Groundwood Paper Business Exit

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. With the decline in the coated groundwood market, our decision to exit this business enables us to re-invest resources into our strategic core competency of liquid packaging board, as well as other more profitable segments across the enterprise. On October 31, 2021, we ceased manufacturing coated groundwood paper, and we substantially completed our exit from this business during the fourth quarter of 2021.

As a result of the closure, we recognized in 2021 a pre-tax charge of $3 million for contractual termination benefits, $6 million for other restructuring charges and $24 million of accelerated depreciation on plant and equipment. We also expect disassembly costs and similar expenses of approximately $2 million to $4 million.

Pension Partial Settlement Transactions

On July 21, 2021, we purchased with $941 million of PEPP assets a non-participating group annuity contract from an insurance company and transferred $959 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 16,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured, and we recognized a non-cash pre-tax pension settlement gain of $22 million in 2021.

On February 16, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $1,260 million of the PEPP’s projected benefit obligations. The transaction closed on February 24, 2022 and was funded with plan assets. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 13,300 retirees or their beneficiaries. As a result of this transaction, in the first quarter of 2022, we will remeasure the PEPP’s projected benefit obligations and plan assets, and we expect to recognize a non-cash pre-tax pension settlement gain of approximately $25 million.

Winter Storm Uri and Tropical Storm Fred

During February 2021, the Southern portion of the United States was impacted by Winter Storm Uri which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. During the first half of 2021, we incurred approximately $50 million of incremental costs including energy costs, primarily related to natural gas, shut-down costs and some property damage during the storm. Our Beverage Merchandising segment was impacted to the greatest degree with incremental costs of $37 million incurred by our paper mill in Pine Bluff, Arkansas. As a result of the storm, certain of our suppliers with locations in the impacted areas were also unable to operate which subsequently has resulted in their declaration of force majeure on meeting the supply quantities due to us. In particular, our supply of various resin types was limited, and we were required to purchase from other suppliers, and at a higher price, in order to meet our production demands for March and April. As further discussed in our Results of Operations, our cost of sales was impacted for 2021 as the products manufactured with this higher priced material were sold.

During August 2021, the South Eastern portion of the United States was impacted by Tropical Storm Fred which brought severe flooding. As a result of the storm, our paper mill in Canton, North Carolina experienced a flood which resulted in the damage of certain property, plant and equipment. The mill subsequently experienced an explosion and resulting fire. Due to the extensive damage sustained from the flood, fire and related events, we were unable to fully operate our paper mill in Canton, North Carolina for several days during the third quarter of 2021. Accordingly, our Beverage Merchandising segment incurred $7 million of incremental costs, including costs related to the shut-down of the mill and to repair damaged property, plant and equipment, during 2021.

COVID-19

We have been actively responding to the COVID-19 pandemic and its impact. Our highest priorities continue to be the safety of our employees and working with our employees and network of suppliers and customers to help maintain the food supply chain as an essential business. As we are a part of the global food supply chain, we have taken a number of actions to promote the health and safety of our employees and customers in order to maintain the availability of our products to meet the needs of our customers. To date, we have not experienced significant issues within our supply chain due to the COVID-19 pandemic, including the sourcing of materials and logistics service providers.

During the first half of fiscal year 2020, which was impacted by widespread lockdowns, “stay-at-home” orders and other measures that restricted consumer mobility, we experienced a significant decrease in demand and revenues as many of our customers experienced lower demand. Our Foodservice segment experienced a significant decline in net revenues due to the closure or reduced activity of restaurants and other food-serving institutions. Our Food Merchandising segment experienced a strong market demand for many of our products as people continue to eat more at home, while there was a decline in demand for other products, such as bakery and snack containers typically used in many of the group gatherings that were either canceled or scaled back due to restrictions and concerns over COVID-19. Within our Beverage Merchandising segment, sales of fresh beverage cartons remained relatively constant with declines in sales of school milk cartons offset by higher demand in the retail segment, while sales in the paper markets declined due to a decrease in demand of printed publications and advertising and demand for liquid packaging board softened. During the second half of fiscal year 2020 and throughout fiscal year 2021, volumes steadily improved in our business, most significantly in our Foodservice segment, as the availability of vaccines and inoculation rates increased, consumer mobility increased and the economies in which we operate started to recover. Additionally, we have adapted along with our customers as COVID-19 restrictions were lifted, or subsequently reinstated, and as consumer behavior required more take-out and online ordering options.

As the general effects of the COVID-19 pandemic continue to change and remain unpredictable, the COVID-19 pandemic will continue to impact our results of operations in future periods as the macroeconomic environment changes and consumer behavior continues to evolve. We continue to proactively manage our business in response to the evolving impacts of the pandemic, and we will continue to communicate with and support our employees and customers, to monitor and take steps to further safeguard our supply chain, operations and assets, to protect our liquidity and financial position, to work toward our strategic priorities and to monitor our financial performance as we seek to position ourselves to withstand the current uncertainty related to this pandemic.

IPO and Reorganization

During the year ended December 31, 2020, and prior to our IPO, we distributed two of our former segments. On September 21, 2020, we completed the IPO of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-248250). We were able to utilize existing cash on hand, the proceeds from the Reynolds Consumer Products (“RCP”) segment and the Graham Packaging Company (“GPC”) segment prior to their distribution and the sale of our common stock to pay down $6,694 million of outstanding debt, as well as refinance $2,250 million of our outstanding borrowings to extend our maturity profile and to lower our costs of borrowing in future periods.

In conjunction with our IPO and the distributions of the RCP and GPC segments, we incurred approximately $47 million and $7 million of strategic review and transaction related costs during the years ended December 31, 2020 and 2019, respectively. Additionally, we historically had been charged a management fee from Rank which upon our IPO is no longer incurred. We incurred $45 million to terminate the management fee arrangement during the year ended December 31, 2020. The total management fees within continuing operations for the years ended December 31, 2020 and 2019 were $49 million and $10 million, respectively. Refer to Note 18, Related Party Transactions, to the consolidated financial statements for additional details.

As a public company, we implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased as we establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. In addition, in connection with our IPO, we established the Pactiv Evergreen Inc. Equity Incentive Plan (the “Equity Incentive Plan”) for purposes of granting equity based compensation awards to certain of our senior management, to our non-executive directors and to certain employees to incentivize their performance and align their interests with ours. Refer to Note 19, Equity Based Compensation, to the consolidated financial statements for additional details.

Discontinued Operations

The operations of our former RCP and GPC segments and our former North American and Japanese closures businesses are presented as discontinued operations for all years presented. The cash flows related to these discontinued operations remain included within our consolidated statement of cash flows until the date in which they were distributed or sold. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional details.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in March 2020. Retroactive provisions of the CARES Act entitled us to utilize additional deferred interest deductions, which lowered our taxable income for the year ended December 31, 2019. The CARES Act also increased the allowable interest deductions for the year ended December 31, 2020. We recognized a tax benefit in continuing operations in the year ended December 31, 2020 of $112 million which was primarily driven by adjusting our taxable income for the year ended December 31, 2019 and changes in our valuation allowance, both as a result of the CARES Act.

Summary of Results

Our results for the year ended December 31, 2021 reflect a recovery in volumes as demand for our products returned to near pre-pandemic levels, inflationary pressures on our supply chain, including higher material, logistics and manufacturing costs, and the impact of certain weather-related events. During the second half of 2021, we began to recover higher material, logistics and labor costs through the realization of price increases due to traditional contractual cost pass-through price increases and pricing actions. Our results for the year ended December 31, 2021 also reflect one quarter of results relating to our acquisition of Fabri-Kal, which closed on October 1, 2021. Our net revenues increased 16% to $5,437 million for the year ended December 31, 2021 compared to $4,689 million for the year ended December 31, 2020, driven by favorable pricing, primarily due to higher material costs passed through to customers, as well as higher volumes due to higher demand as markets continue to recover from the COVID-19 pandemic.

Net income from continuing operations was $33 million for the year ended December 31, 2021 compared to a net loss of $10 million for the year ended December 31, 2020. The change was primarily driven by $180 million of lower interest expense driven by lower average debt outstanding in the current year period and a lower loss on extinguishment of debt, $49 million of related party management fees in the comparative period, $35 million of higher non-operating income driven by a pension settlement gain and $19 million of lower restructuring, asset impairment and other charges. These increases were partially offset by $146 million of lower gross profit due to higher manufacturing costs, including $50 million of additional costs incurred related to the impact of Winter Storm Uri, higher logistics and material costs, net of higher costs passed through to customers. In addition, income tax benefit was lower by $108 million driven primarily by the impacts of the CARES Act in the prior year.

Our Adjusted EBITDA from continuing operations decreased 14% to $531 million compared to the year ended December 31, 2020. The decrease was primarily due to higher manufacturing, logistics and material costs, net of higher costs passed through to customers. These decreases were partially offset by higher sales volume. Adjusted EBITDA for the year ended December 31, 2021 included $50 million of additional costs incurred related to the impact of Winter Storm Uri. Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

Our capital expenditures related to continuing operations were $282 million for the year ended December 31, 2021 compared to $282 million for the year ended December 31, 2020. We invested $88 million and $110 million in our Strategic Investment Program during the years ended December 31, 2021 and 2020, respectively.

Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”

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

Enhancements in Automation to Control Fluctuations in Labor Costs and Availability - As labor costs rise and as the availability of labor fluctuates, we have focused on increasing automation to reduce our reliance on labor. We commenced a systematic automation program in 2017 to lower labor costs, eliminate repetitive tasks and increase efficiency, which we substantially completed in 2020. Our automation strategy includes implementing end of production line automation and palletizing, introducing automated vehicles, changing work flow and work cells to streamline processes and integrating collaborative robots with our employees. Although we have automated a portion of our operations, we are committed to further investments in automation, including recent initiatives focused on the automation of repetitive manual tasks to increase operating efficiency and consistency, while mitigating our exposure to the impact of fluctuations in the cost and availability of labor.

Sustainability - Interest in environmental sustainability has increased over the past decade, and we expect that sustainability will play an increasing role in customer and consumer purchasing decisions. There have been recent concerns about the environmental impact of single-use products and products made from plastic, particularly polystyrene foam. Governmental authorities in the U.S. and abroad continue to implement legislation aimed at reducing the amount of plastic and other materials incapable of being recycled or composted. This type of legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for certain products. In addition, state and local bans on polystyrene foam foodservice packaging may drive a shift to the use of higher value substrates, such as paper, molded fiber, polypropylene and polyethylene terephthalate.

Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental or sustainability concerns of consumers by using only recyclable or compostable containers. As our customers may shift towards purchasing more sustainable products, we have focused much of our innovation efforts around sustainability. Across our business, we believe we are well positioned to benefit from growth in fiber-based, recycled, recyclable and/or compostable packaging. For instance, in Foodservice, we continue to develop and introduce new products under our EarthChoice, Greenware and Recycleware brands. In Food Merchandising, we are the largest producer of molded fiber egg cartons in the U.S. and believe we are positioned to benefit from shifts toward fiber and away from foam polystyrene. Our Food Merchandising segment continues to produce new sustainable product innovations, such as our recycled PET meat and poultry trays and egg cartons. In Beverage Merchandising, we continue to develop new fiber-based beverage cartons.

We intend to continue sustainability-driven innovation to ensure that we are at the leading edge of recyclable, renewable and compostable products in order to offer our customers environmentally sustainable choices. For fiscal year 2021, approximately 64% of our net revenues were derived from products made with recycled, recyclable or renewable materials, and our goal is 100% by 2030.

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

Raw Materials and Energy Prices - Our results of operations and the gross profits corresponding to each of our segments are impacted by changes in the costs of our raw materials and energy prices. Resin prices have historically fluctuated based on changes in supply and demand and influenced by the prices of crude oil and monomers, which may be impacted by extreme weather conditions and the demand for other end uses. The prices of raw wood and wood chips may fluctuate due to external conditions such as weather, product scarcity and commodity market fluctuations and changes in governmental policies and regulations. Purchases of most of our raw materials are based on negotiated rates with suppliers, which are tied to published indices. Many of the raw materials utilized by our mills are purchased on the spot market. The prices for some of our raw materials, particularly resins, and the prices that we pay to purchase aluminum products have fluctuated significantly in recent years. Prices for raw wood and wood chips have fluctuated less than the prices of resins. Raw wood and wood chips are typically purchased from sources close to our mills and, as a result, prices are established locally based on factors such as local competitive conditions and weather conditions. Management expects continued volatility in raw material prices and such volatility may impact our results of operations.

Historical index prices of resin from December 2019 through December 2021 are shown in the chart below. This chart presents index prices and does not represent the prices at which we purchase resin.

We are also sensitive to energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions. However, significant spikes in energy costs due to abnormal weather conditions may not be recovered through such means and could have a significant impact to our profitability. For example, in the first quarter of 2021, the impact of Winter Storm Uri increased energy costs for our facilities in the southern half of the U.S. Refer to the Recent Developments and Significant Items Affecting Comparability section for further details regarding Winter Storm Uri’s impact on our business.

We use various strategies to manage cost exposures on certain raw material purchases with the objective of obtaining more predictable costs for these commodities. From time to time we enter into hedging agreements for some of our raw materials and energy sources to minimize the impact of price fluctuations. We generally enter into commodity financial instruments or derivatives to hedge commodity prices primarily related to resin, natural gas and diesel. Although we continue to take steps to minimize the impact of the volatility of raw material prices through commodity hedging, fixed supplier pricing, reducing the lag time in contractual raw material cost pass-through mechanisms and entering into additional indexed customer contracts that include raw material cost pass-through provisions, these efforts may prove to be inadequate.

Pricing - Revenue is directly impacted by changes in raw material costs as a result of raw material cost pass-through mechanisms in many of the customer pricing agreements entered into by our segments. Generally, the contractual price adjustments do not occur simultaneously with commodity price fluctuations, but rather on a mutually agreed upon schedule, which often causes a lead-lag effect, during which margins are negatively impacted in the short term when raw material costs increase and positively impacted in the short term when raw material costs decrease. Historically, the average lag time in implementing raw material cost pass-through mechanisms has been between three and four months. We use price increases, where possible, to mitigate the effects of raw material cost increases for customers that are not subject to raw material cost pass-through agreements.

Competitive Environment - The markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, innovation, quality, sustainability and price. While we have long-term relationships with many of our customers, the underlying contracts may be re-bid or renegotiated from time to time, and we may not be successful in renewing on favorable terms or at all, as pricing and other competitive pressures may occasionally result in the loss of a customer relationship. The loss of business from our larger customers, or the renewal of business on less favorable terms, may have a significant impact on our operating results.

COVID-19 – As previously discussed, we believe the macroeconomic impacts of the COVID-19 pandemic will continue to impact our results.

Commitment to Operational Excellence - In light of increased manufacturing costs incurred in recent years and continuing margin pressure throughout the packaging industry, we have programs in place that are designed to improve productivity, reduce costs and increase profitability. We intend to reduce our operational costs by implementing a series of operational performance and cost reduction programs as part of our Strategic Project Management Office (“SPMO”) initiatives. Our SPMO initiatives include increasing productivity through machine reliability and automation, particularly in our paper mills, as well as improving operations through a number of digital initiatives and integrating our supply chain.

Financing Costs – We regularly evaluate our variable and fixed rate debt as we finance our ongoing working capital and capital expenditures and other investments. During the fiscal year 2021, we completed a refinancing resulting in the repayment of $1,207 million of debt that was due in 2023, and our next scheduled significant maturity is $276 million due in December 2025. We also will continue to focus on reducing our financing costs through repayments of our outstanding borrowings. Our weighted average interest rate on our total debt as of December 31, 2021 was 4.3%, compared to 4.0% and 5.1% as of December 31, 2020 and 2019, respectively. Refer to Note 10, Debt, to the consolidated financial statements for additional information.

Public Company Costs - As a public company, we have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased as we establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules.

Elevated Past Capital Expenditures - In the last several years, our level of capital expenditures has been elevated due to our strategic and growth initiatives and certain extraordinary maintenance capital expenditures. As our Strategic Investment Program concludes, we expect our annual capital expenditures to normalize.

Non-GAAP Measures – Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, executive transition charges, goodwill impairment charges, related party management fees and strategic review and transaction-related costs.

We present Adjusted EBITDA from continuing operations because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, make strategic decisions and incentivize and reward our employees. Accordingly, we believe that Adjusted EBITDA from continuing operations provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and Board of Directors. We also believe that using Adjusted EBITDA from continuing operations facilitates operating performance comparisons on a period-to-period basis because it excludes variations primarily caused by changes in the items noted above. In addition, our chief operating decision maker, who is our President and Chief Executive Officer, uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments.

Our use of Adjusted EBITDA from continuing operations has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Instead, you should consider it alongside other financial performance measures, including our net income (loss) and other GAAP results. In addition, in evaluating Adjusted EBITDA from continuing operations, you should be aware that in the future we will incur expenses such as those that are the subject of adjustments made in deriving Adjusted EBITDA from continuing operations, and you should not infer from our presentation of Adjusted EBITDA from continuing operations that our future results will not be affected by these expenses or any unusual or non-recurring items. The following is a reconciliation of our net income (loss) from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA from continuing operations for each of the years indicated:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Net income (loss) from continuing operations (GAAP)	$33	$(10)	$(240)
Income tax (benefit) expense	(4)	(112)	84
Interest expense, net	191	371	433
Depreciation and amortization	344	289	273
Restructuring, asset impairment and other related charges(1)	9	28	46
(Gain) loss on sale of business and noncurrent assets(2)	—	(1)	22
Non-cash pension (income) expense(3)	(101)	(71)	6
Operational process engineering related consultancy costs(4)	21	13	27
Business acquisition costs and purchase accounting adjustments(5)	15	—	—
Unrealized losses (gains) on derivatives(6)	7	(10)	(4)
Foreign exchange losses on cash(7)	2	15	8
Executive transition charges(8)	10	—	—
Goodwill impairment charges(9)	—	6	16
Related party management fee(10)	—	49	10
Strategic review and transaction-related costs(11)	—	47	7
Other	4	1	3
Adjusted EBITDA from continuing operations (Non-GAAP)	$531	$615	$691
(1)

Reflects restructuring, asset impairment and other related charges (net of reversals) primarily associated with the closure of Beverage Merchandising’s coated groundwood operations, our corporate operations and the remaining closures businesses that are not reported within discontinued operations. Refer to Note 5, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

(2)	Reflects the gain or loss from the sale of businesses and noncurrent assets, primarily in our Other segment during 2019.
(3)	Reflects the non-cash pension (income) expense related to our employee benefit plans.
(4)	Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(5)

Reflects $3 million of acquisition costs related to Fabri-Kal and a $12 million inventory fair value step-up that was expensed within cost of sales during 2021. Refer to Note 4, Acquisitions and Dispositions, to the consolidated financial statements for additional details.

(6)	Reflects the mark-to-market movements in our commodity derivatives. Refer to Note 12, Financial Instruments, to the consolidated financial statements for additional details.
(7)	Reflects foreign exchange losses on cash, primarily on U.S. dollar amounts held in non-U.S. dollar functional currency entities.
(8)	Reflects charges relating to key executive retirement and separation agreements during 2021.
(9)

Reflects goodwill impairment charges in respect of our remaining closures operations. Refer to Note 5, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

(10)

Reflects the related party management fee charged by Rank to us and the fee to terminate this arrangement upon our IPO. Refer to Note 18, Related Party Transactions, to the consolidated financial statements for additional details. Following our IPO, we are no longer charged the related party management fee.

(11)

Reflects costs incurred for strategic reviews of our businesses, primarily in anticipation of and in connection with the IPO, as well as other costs related to our IPO, that cannot be offset against the proceeds of the IPO.

Results of Operations

The following discussion compares our results of operations for 2021 with 2020:

Consolidated Results

	For the Years Ended December 31,
(In millions, except for %)	2021	% of Revenue	2020	% of Revenue	Change	% Change
Net revenues	$5,437	100%	$4,689	100%	$748	16%
Cost of sales	(4,863)	(89)%	(3,969)	(85)%	(894)	(23)%
Gross profit	574	11%	720	15%	(146)	(20)%
Selling, general and administrative expenses	(466)	(9)%	(470)	(10)%	4	1%
Goodwill impairment charges	—	—%	(6)	—%	6	NM
Restructuring, asset impairment and other related charges	(9)	—%	(28)	(1)%	19	68%
Other income (expense), net	20	—%	(33)	(1)%	53	NM
Operating income from continuing operations	119	2%	183	4%	(64)	(35)%
Non-operating income, net	101	2%	66	1%	35	53%
Interest expense, net	(191)	(4)%	(371)	(8)%	180	49%
Income (loss) from continuing operations before tax	29	1%	(122)	(3)%	151	NM
Income tax benefit	4	—%	112	2%	(108)	(96)%
Income (loss) from continuing operations	33	1%	(10)	—%	43	NM
Loss from discontinued operations, net of income taxes	(8)		(15)		7
Net income (loss)	$25		$(25)		$50
Adjusted EBITDA from continuing operations(1)	$531	10%	$615	13%	$(84)	(14)%

NM indicates that the calculation is not meaningful.

(1)

Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for 2021 Compared with 2020

	Price/Mix	Volume	Acquisitions	Dispositions	FX	Total
Net revenues	10%	4%	2%	(1)%	1%	16%
By reportable segment:
Foodservice	14%	8%	6%	—%	1%	29%
Food Merchandising	12%	(3)%	—%	—%	1%	10%
Beverage Merchandising	2%	4%	—%	—%	—%	6%

Net Revenues. Net revenues for the year ended December 31, 2021 increased by $748 million, or 16%, to $5,437 million compared to the year ended December 31, 2020. The increase was primarily due to favorable pricing, primarily due to higher material costs passed through to customers within our Foodservice and Food Merchandising segments, as well as higher sales volume within our Foodservice and Beverage Merchandising segments, largely due to higher demand as markets continue to recover from the COVID-19 pandemic. In addition, the Foodservice segment’s acquisition of Fabri-Kal on October 1, 2021 contributed $106 million of incremental sales for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Cost of Sales. Cost of sales for the year ended December 31, 2021 increased by $894 million, or 23%, to $4,863 million compared to the year ended December 31, 2020. The increase was primarily due to higher materials and manufacturing costs, including $54 million of increased depreciation expense primarily related to accelerated depreciation due to the closure of Beverage Merchandising’s coated groundwood operations as well as $50 million of incremental costs related to the impact of Winter Storm Uri, higher sales volume and higher logistics costs. In addition, the Foodservice segment’s acquisition of Fabri-Kal on October 1, 2021 contributed $108 million of incremental cost of sales for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2021 decreased by $4 million, or 1%, to $466 million compared to the year ended December 31, 2020. The decrease was primarily due to $47 million of lower strategic review and transaction costs, partially offset by $11 million of higher costs related to the Foodservice segment’s acquisition of Fabri-Kal, $10 million of charges related to executive transition agreements, higher operational consultancy costs and higher costs related to employees and professional services.

Goodwill Impairment Charges. Goodwill impairment charges for the year ended December 31, 2020 represented a $6 million charge related to our remaining closures businesses. Refer to Note 5, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the year ended December 31, 2021 decreased by $19 million to $9 million compared to the year ended December 31, 2020. Refer to Note 5, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

Other Income (Expense), Net. During the year ended December 31, 2021, we recognized $20 million of income compared to $33 million of expense for the year ended December 31, 2020. The change was primarily attributable to $49 million of related party management fees that were incurred in the prior year period and $15 million of foreign exchange losses on cash in the prior year period on U.S. dollar cash balances held by foreign entities with a non-U.S. dollar functional currency which were redomiciled to the U.S. upon our initial public offering, partially offset by $10 million of lower transition service agreement income. Refer to Note 14, Other Income (Expense), Net, to the consolidated financial statements for additional details.

Non-operating Income, Net. Non-operating income, net for the year ended December 31, 2021 increased by $35 million to $101 million compared to the year ended December 31, 2020. The increase was primarily due to the $22 million pension settlement gain recognized in the current year period and a decrease in interest cost on benefit plans, largely as a result of a decrease in interest rates.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2021 decreased by $180 million, or 49%, to $191 million, compared to the year ended December 31, 2020, primarily due to the reduction in principal amounts outstanding under our notes and term loans as well as a $61 million decrease in the loss on the extinguishment of debt. Refer to Note 10, Debt, to the consolidated financial statements for additional details.

Income Tax Benefit. During the year ended December 31, 2021, we recognized a tax benefit of $4 million on income from continuing operations before tax of $29 million, compared to a tax benefit of $112 million on a loss from continuing operations before tax of $122 million for the year ended December 31, 2020. The effective tax rate during the year ended December 31, 2021 was primarily attributable to the release of valuation allowances, mainly in relation to the deductibility of deferred interest deductions, and a benefit related to the reversal of deferred taxes on unremitted earnings. The effective tax rate during the year ended December 31, 2020 was primarily attributable to the release of valuation allowances, mainly in relation to the deductibility of deferred interest deductions, and a benefit related to the carryback of the 2019 U.S. federal taxable loss to a 35% tax rate year pursuant to the CARES Act.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes for the year ended December 31, 2021 represented charges primarily related to certain historical tax agreements from previously divested businesses. Loss from discontinued operations, net of income taxes for the year ended December 31, 2020 included one month of results of our former RCP segment and eight and a half months of results of our former GPC segment. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional details.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the year ended December 31, 2021 decreased by $84 million, or 14%, to $531 million compared to the year ended December 31, 2020. The decrease was primarily due to higher manufacturing, logistics and material costs, net of higher costs passed through to customers. These higher costs were partially offset by higher sales volume. Adjusted EBITDA for the year ended December 31, 2021 included $50 million of additional costs incurred related to the impact of Winter Storm Uri.

Segment Information

Foodservice

	For the Years Ended December 31,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$2,341	$1,811	$530	29%
Segment Adjusted EBITDA	$291	$241	$50	21%
Segment Adjusted EBITDA margin	12%	13%

Total Segment Net Revenues. Foodservice total segment net revenues for the year ended December 31, 2021 increased by $530 million, or 29%, to $2,341 million compared to the year ended December 31, 2020. The increase was primarily due to favorable pricing, primarily due to higher costs passed through to customers, as well as higher sales volume due to markets reopening after initial COVID-19 restrictions. In addition, the acquisition of Fabri-Kal on October 1, 2021 contributed $106 million of incremental sales for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the year ended December 31, 2021 increased by $50 million, or 21%, to $291 million compared to the year ended December 31, 2020. The increase was primarily due to favorable pricing and higher sales volume, partially offset by higher material, manufacturing and logistics costs.

Food Merchandising

	For the Years Ended December 31,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$1,531	$1,396	$135	10%
Segment Adjusted EBITDA	$232	$252	$(20)	(8)%
Segment Adjusted EBITDA margin	15%	18%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the year ended December 31, 2021 increased by $135 million, or 10%, to $1,531 million compared to the year ended December 31, 2020. The increase was primarily due to favorable pricing, primarily due to higher costs passed through to customers, partially offset by lower sales volumes, primarily due to labor shortages.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the year ended December 31, 2021 decreased by $20 million, or 8%, to $232 million compared to the year ended December 31, 2020. The decrease was primarily due to higher material costs, net of higher costs passed through to customers, higher manufacturing and logistics costs and lower sales volume.

Beverage Merchandising

	For the Years Ended December 31,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$1,559	$1,469	$90	6%
Segment Adjusted EBITDA	$44	$148	$(104)	(70)%
Segment Adjusted EBITDA margin	3%	10%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the year ended December 31, 2021 increased by $90 million, or 6%, to $1,559 million compared to the year ended December 31, 2020. The increase was primarily due to higher sales volume and favorable pricing due to the market recovery from the COVID-19 pandemic.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the year ended December 31, 2021 decreased by $104 million, or 70%, to $44 million compared to the year ended December 31, 2020. The decrease was primarily driven higher material, manufacturing and logistics costs, partially offset by favorable pricing and higher sales volume. Manufacturing costs for the year ended December 31, 2021 included $37 million of additional costs incurred related to the impact of Winter Storm Uri and $7 million incurred related to the impact of Tropical Storm Fred.

Comparison of Results of Operations for 2020 with 2019

For a discussion of results of operations for 2020 compared to 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our shareholders. Our projected operating cash flows, existing cash balances and available capacity under our revolving credit facility are our primary sources of liquidity for the next 12 months and are expected to be used for, among other things, capital expenditures, payment of interest and principal on our long-term debt obligations and distributions to shareholders that require approval by our Board of Directors. Additionally, we may continue to utilize long-term debt issuances for our funding requirements.

Cash provided by operating activities

Net cash from operating activities increased by $8 million to $261 million for the year ended December 31, 2021 compared to $253 million for the year ended December 31, 2020. Cash provided by operating activities for the year ended December 31, 2020 included $175 million related to discontinued operations. The $183 million increase related to our continuing operations was primarily driven by $247 million of lower cash outflows related to interest payments and a $121 million contribution to the PEPP in 2020 that did not recur in 2021, partially offset by an unfavorable change in working capital balances and lower cash earnings.

Cash used in investing activities

Net cash used in investing activities increased by $304 million to $658 million for the year ended December 31, 2021, compared to $354 million for the year ended December 31, 2020. Cash used in investing activities for the year ended December 31, 2020 included $122 million related to discontinued operations. The $426 million increase related to our continuing operations was primarily attributable to the $374 million acquisition of Fabri-Kal and $47 million of lower proceeds received from the sale of property, plant and equipment.

During the years ended December 31, 2021 and 2020, we invested $88 million and $110 million, respectively, on our Strategic Investment Program.

Cash provided by (used in) financing activities

Net cash from financing activities changed by $858 million to $147 million of cash provided by financing activities for the year ended December 31, 2021 compared to net cash used in financing activities of $711 million for the year ended December 31, 2020. During the year ended December 31, 2021, cash provided by financing activities primarily consisted of the incurrence of $1,504 million of debt, net of transaction costs, net of our repayment of $1,207 million of U.S. term loans Tranche B-1, the $59 million redemption of the remaining portion of our 5.125% Notes and the payment of $71 million of dividends. During the year ended December 31, 2020, cash used in financing activities was primarily attributable to the repayment of $8,944 million of our pre-existing debt and $110 million of cash held by RCP and GPC at the time of distribution, net of the incurrence of $7,812 million of debt, net of transaction costs, primarily attributable to the incurrence of debt by RCP and GPC immediately prior to distribution, and our proceeds of $569 million related to our IPO.

Dividends

We paid cash dividends of $71 million during the year ended December 31, 2021, and there were no dividends paid during the year ended December 31, 2020. Our Board of Directors approved a dividend of $0.10 per share on February 22, 2022 to be paid on March 15, 2022 to shareholders of record as of March 4, 2022.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Debt and Liquidity

As of December 31, 2021, we had $4,279 million of total principal amount of borrowings. Refer to Note 10, Debt, to the consolidated financial statements and Risk Factors — Risks Relating to Liquidity and Indebtedness—We have significant debt, which could adversely affect our financial condition and ability to operate our business for additional details.

Our 2022 annual cash interest obligations on our borrowings are expected to be approximately $180 million. As of December 31, 2021, the underlying one month LIBO rate for amounts under our Credit Agreement was 0.10%.

As of December 31, 2021, we had $197 million of cash and cash equivalents on hand, with a further $17 million of cash and cash equivalents classified within current assets held for sale. We also had $206 million available for drawing under our revolving credit facility. We believe that our existing cash balances, projected operating cash flows together with our available capacity under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, working capital needs and expected capital expenditures for the next 12 months. Our next significant near term maturity of borrowings is $276 million of Pactiv Debentures due in December 2025. We currently anticipate incurring approximately $290 million of capital expenditures during fiscal year 2022. We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

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

We are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were made in 2019, 2020, 2021 or will be due in 2022 for the year ended December 31, 2021.

Other Liquidity Matters

Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, leases, contributions for post-employment benefit obligations and unconditional capital expenditure obligations. We do not expect to make a contribution to the PEPP during the year ending December 31, 2022. Expected contributions during the year ending December 31, 2022 for all other defined benefit plans are estimated to be $3 million. Future contributions to defined benefit plans will be dependent on future plan asset returns and interest rates and are highly sensitive to changes. Furthermore, as of December 31, 2021, our liabilities for pensions and uncertain tax positions totaled $52 million, and the ultimate timing of these liabilities cannot be determined. Refer to Note 10, Debt, Note 11, Leases, Note 13, Employee Benefits, and Note 17, Income Taxes, to the consolidated financial statements for additional details regarding our material contractual obligations.

Other than short-term leases entered into in the normal course of business, we have no material off-balance sheet obligations.

Critical Accounting Policies, Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of net revenues and expenses during the reporting period. Our most critical accounting policies and estimates are related to our defined benefit pension plans, goodwill and indefinite-lived intangible assets, other long-lived assets and income taxes. A summary of our significant accounting policies and use of estimates is contained in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

We believe that the accounting estimates and assumptions described below involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical to fully understanding and evaluating our reported financial results.

Employee Benefit Plans—Defined benefit retirement plans

We have several non-contributory defined benefit retirement plans. Our defined benefit pension obligations are concentrated in the PEPP, which, as of December 31, 2021, represented 98% of our defined benefit plan obligations. We assumed this plan in a business combination in 2010. As a result, while persons who are not current employees do not accrue benefits under this plan, the total number of beneficiaries covered by this plan is much larger than if it only provided benefits to our current and retired employees.

We measure changes in funded status using actuarial models which utilize an attribution approach that generally spreads individual events either over the estimated service lives of the remaining employees in the plan or, for plans where participants will not earn additional benefits by rendering future service, over the plan participants’ estimated remaining lives.

Net pension and postretirement benefit income or expense is actuarially determined using assumptions which include expected long-term rates of return on plan assets, discount rates and mortality rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. While we believe that our assumptions are reasonable and appropriate, significant differences in actual experience or inaccuracies in assumptions may materially affect our benefit plan obligations and future benefit plan expense.

The discount rates utilized to measure the pension obligations use the yield on corporate bonds that are denominated in the currency in which the benefits will be paid, have maturity dates approximating the terms of our obligations and are based on the yield on high-quality bonds. Our largest U.S. benefit plan obligation is highly sensitive to changes in the discount rate. As a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase/(decrease), on our benefit plans:

	As of December 31, 2021
	Fifty-Basis-Point
(In millions)	Increase	Decrease
Effect of change in discount rate on defined benefit obligation	$(167)	$183
Effect of change in discount rate on pension cost	11	(12)
Effect of change in expected rate of return on plan assets on pension cost	(16)	16

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

Goodwill

Our reporting units for goodwill impairment testing purposes are Foodservice, Food Merchandising and Beverage Merchandising. The goodwill related to the remaining components of our former closures businesses was fully impaired during the third quarter of 2020. Refer to Note 5, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details. No instances of impairment were identified during the 2021 annual impairment review. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values, and a reasonably possible unexpected deterioration in financial performance may result in an impairment charge.

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

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist primarily of certain trademarks. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed, we use a relief from royalty computation under the income approach to estimate the fair value of our trademarks. This approach requires significant judgments in determining (i) the estimated future revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the 2021 annual impairment review in respect of the indefinite-lived intangible assets attributable to our segments. Each of our indefinite-lived intangible assets had fair values that significantly exceeded their recorded carrying values.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. Our impairment review requires significant management judgment, including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. We review business plans for possible impairment indicators. Impairment is indicated when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s carrying value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement. No instances of impairment were identified during 2021.

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

We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the expected realization of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets have in the past materially impacted our reported tax expense, and future changes in expectations could materially impact income tax expense in future periods. One of our largest deferred tax assets is generated from book to tax differences related to the treatment of interest expense, for which the deductibility for tax purposes is deferred. The future recoverability of this deferred tax asset is based on forecasted taxable income which includes the reversal of existing taxable temporary differences.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to risks from adverse fluctuations in interest and foreign currency exchange rates and commodity prices. We manage these risks through a combination of an appropriate mix between variable rate and fixed rate borrowings, interest rate swaps and natural offsets of foreign currency receipts and payments, supplemented by forward foreign currency exchange contracts and commodity derivatives. Derivative contracts are not used for trading or speculative purposes. The extent to which we use derivative instruments is dependent upon our access to them in the financial markets, the costs associated with entering into such arrangements and our use of other risk management methods, such as netting exposures for foreign currency exchange risk and establishing sales arrangements that permit the pass-through of changes in commodity prices to customers. Our objective in managing our exposure to market risk is to limit the impact on earnings and cash flow.

Interest Rate Risk

We had significant debt commitments outstanding as of December 31, 2021. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Our interest rate risk arises primarily on significant borrowings that are denominated in U.S. dollars drawn under our Credit Agreement. The Credit Agreement includes interest rate floors of 0.00% per annum on the U.S. term loans Tranche B-2 and the revolving loan and 0.50% per annum on the U.S. term loans Tranche B-3.

The underlying rates for our Credit Agreement are the one-month LIBOR, and as of December 31, 2021 the applicable rates, including the relevant margins, were 3.35% for the U.S. term loans Tranche B-2 and 4.00% for the U.S. term loans Tranche B-3. Based on our outstanding debt commitments as of December 31, 2021, a one-year timeframe and all other variables remaining constant, a 100 basis point increase in interest rates would result in an $18 million increase in interest expense on the term loans under our Credit Agreement. A 100 basis point decrease in interest rates would result in a $1 million decrease in interest expense on the term loans under our Credit Agreement.

Interest rates may fluctuate if LIBOR ceases to exist or if new methods of calculating LIBOR will be established. Refer to Risk Factors—Risks Relating to Liquidity and Indebtedness—Our credit agreement bears interest at variable interest rates based on LIBOR, which is being discontinued, and the transition to new reference rates could cause interest rates under our current or future debt agreements to fluctuate or cause other unanticipated consequences.

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

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge residual foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. We had no foreign currency derivative contracts as of December 31, 2021.

Commodity Risk

We are exposed to commodity and other price risk principally from the purchase of resin, natural gas, electricity, raw wood, wood chips and diesel. We use various strategies to manage cost exposures on certain material purchases with the objective of obtaining more predictable costs for these commodities. We generally enter into commodity financial instruments or derivatives to hedge commodity prices related to resin (and its components), natural gas and diesel.

We enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass-through these changes to our customers or (b) fix our input costs for a period. Refer to Note 12, Financial Instruments, to the consolidated financial statements for the details of our commodity derivative contracts as of December 31, 2021.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of December 31, 2021, would have resulted in a change of less than $1 million in the unrealized loss recognized in the consolidated statement of income (loss), assuming all other variables remain constant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pactiv Evergreen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pactiv Evergreen Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Fabri-Kal LLC, Monarch Mill Pond LLC, and Pure Pulp Products LLC (collectively, “Fabri-Kal”) from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in a purchase business combination during 2021. We have also excluded Fabri-Kal from our audit of internal control over financial reporting. Fabri-Kal are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 6% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Acquisition of Fabri-Kal - Valuation of Customer Relationships Intangible Asset

As described in Note 4 to the consolidated financial statements, on October 1, 2021, the Company acquired 100% of the outstanding ownership interests of Fabri-Kal for a purchase price of $378 million, which included a customer relationships intangible asset valued at $56 million. The fair value for the customer relationships intangible asset was determined by management using the multi-period excess earnings method under the income approach. Significant assumptions used in assessing the fair value of the customer relationships intangible asset were forecasted earnings before interest, tax, depreciation, amortization, and certain items (“Adjusted EBITDA”) margins and contributory asset charges.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of Fabri-Kal is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the customer relationships intangible asset acquired; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted Adjusted EBITDA margins and contributory asset charges; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value estimate of the customer relationships intangible asset acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted Adjusted EBITDA margins and contributory asset charges. Evaluating management’s significant assumption related to forecasted Adjusted EBITDA margins involved evaluating whether the significant assumption was reasonable considering (i) the past performance of Fabri-Kal; (ii) consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the significant assumption related to contributory asset charges.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2022

We have served as the Company’s auditor since 2009.

Pactiv Evergreen Inc.

Consolidated Statements of Income (Loss)

For the Years Ended December 31

(In millions, except per share amounts)

	2021	2020	2019
Net revenues	$5,437	$4,689	$5,191
Cost of sales	(4,863)	(3,969)	(4,344)
Gross profit	574	720	847
Selling, general and administrative expenses	(466)	(470)	(466)
Goodwill impairment charges	—	(6)	(16)
Restructuring, asset impairment and other related charges	(9)	(28)	(46)
Other income (expense), net	20	(33)	(29)
Operating income from continuing operations	119	183	290
Non-operating income (expense), net	101	66	(13)
Interest expense, net	(191)	(371)	(433)
Income (loss) from continuing operations before tax	29	(122)	(156)
Income tax benefit (expense)	4	112	(84)
Net income (loss) from continuing operations	33	(10)	(240)
(Loss) income from discontinued operations, net of income taxes	(8)	(15)	330
Net income (loss)	25	(25)	90
Net (income) loss attributable to non-controlling interests	(2)	(2)	1
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$23	$(27)	$91
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders:
From continuing operations
Basic	$0.17	$(0.08)	$(1.78)
Diluted	$0.17	$(0.08)	$(1.78)
From discontinued operations
Basic	$(0.04)	$(0.10)	$2.46
Diluted	$(0.04)	$(0.10)	$2.46
Total
Basic	$0.13	$(0.18)	$0.68
Diluted	$0.13	$(0.18)	$0.68

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31

(In millions)

	2021	2020	2019
Net income (loss)	$25	$(25)	$90
Other comprehensive income, net of income taxes:
Currency translation adjustments	(18)	(8)	88
Defined benefit plans	268	16	124
Other comprehensive income	250	8	212
Comprehensive income (loss)	275	(17)	302
Comprehensive (income) loss attributable to non-controlling interests	(2)	(2)	1
Comprehensive income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$273	$(19)	$303

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Balance Sheets

As of December 31

(In millions, except share amounts)

	2021	2020
Assets
Cash and cash equivalents	$197	$458
Accounts receivable, net of allowances for doubtful accounts of $3 and $3	474	375
Related party receivables	48	55
Inventories	854	784
Other current assets	127	175
Assets held for sale	162	26
Total current assets	1,862	1,873
Property, plant and equipment, net	1,786	1,685
Operating lease right-of-use assets, net	278	260
Goodwill	1,812	1,760
Intangible assets, net	1,127	1,092
Deferred income taxes	7	7
Other noncurrent assets	149	166
Total assets	$7,021	$6,843
Liabilities
Accounts payable	$364	$313
Related party payables	10	10
Current portion of long-term debt	30	15
Current portion of operating lease liabilities	61	57
Income taxes payable	8	10
Accrued and other current liabilities	315	322
Liabilities held for sale	31	12
Total current liabilities	819	739
Long-term debt	4,220	3,965
Long-term operating lease liabilities	229	217
Deferred income taxes	246	193
Long-term employee benefit obligations	79	519
Other noncurrent liabilities	140	136
Total liabilities	$5,733	$5,769
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 177,250,974 and 177,157,710 shares issued and outstanding as of December 31, 2021 and 2020, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	625	614
Accumulated other comprehensive loss	(99)	(349)
Retained earnings	758	806
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,284	1,071
Non-controlling interests	4	3
Total equity	1,288	1,074
Total liabilities and equity	$7,021	$6,843

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Equity

(In millions, except per share amounts)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Controlling Interests	Total Equity
Balance as of December 31, 2018	134.4	$—	$103	$(689)	$2,362	$9	$1,785
Cumulative impact of adopting ASU 2018-02	—	—	—	(41)	41	—	—
Net income (loss)	—	—	—	—	91	(1)	90
Other comprehensive income, net of income taxes	—	—	—	212	—	—	212
Disposition of non-controlling interest	—	—	—	—	—	(4)	(4)
Dividends paid to non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2019	134.4	$—	$103	$(518)	$2,494	$3	$2,082
Net (loss) income	—	—	—	—	(27)	2	(25)
Other comprehensive income, net of income taxes	—	—	—	8	—	—	8
Forgiveness of related party balances pre IPO	—	—	—	—	(362)	—	(362)
Distribution of Reynolds Consumer Products Inc.	—	—	(32)	(11)	13	—	(30)
Distribution of Graham Packaging Company Inc.	—	—	(28)	172	(1,312)	—	(1,168)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	42.8	—	569	—	—	—	569
Equity based compensation	—	—	2	—	—	—	2
Dividends paid to non-controlling interests	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074
Net income	—	—	—	—	23	2	25
Other comprehensive income, net of income taxes	—	—	—	250	—	—	250
Equity based compensation	—	—	11	—	—	—	11
Vesting of restricted stock units	0.1	—	—	—	—	—	—
Dividends paid to common shareholders ($0.40 per share)	—	—	—	—	(71)	—	(71)
Dividends paid to non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In millions)

	2021	2020	2019
Cash provided by operating activities
Net income (loss)	$25	$(25)	$90
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	344	467	643
Deferred income taxes	(27)	18	98
Unrealized losses (gains) on derivatives	7	(10)	(13)
Goodwill impairment charges	—	6	25
Other asset impairment charges	—	18	106
(Gain) loss on disposal of businesses and other assets	—	(10)	42
Non-cash portion of employee benefit obligations	(95)	(59)	27
Non-cash portion of operating lease expense	77	96	108
Amortization of OID and DIC	5	17	20
Loss on extinguishment of debt	2	68	1
Equity based compensation	11	2	—
Other non-cash items, net	(2)	19	(3)
Change in assets and liabilities:
Accounts receivable, net	(77)	33	19
Inventories	(8)	(64)	19
Other current assets	(2)	(2)	29
Accounts payable	50	32	(118)
Operating lease payments	(75)	(93)	(106)
Income taxes payable/receivable	41	(58)	(53)
Accrued and other current liabilities	(13)	(80)	(37)
Employee benefit obligation contributions	(6)	(128)	(5)
Other assets and liabilities	4	6	4
Net cash provided by operating activities	261	253	896
Cash used in investing activities
Acquisition of property, plant and equipment and intangible assets	(282)	(410)	(629)
Proceeds from sale of property, plant and equipment	1	48	23
Acquisition of business, net of cash acquired	(374)	—	—
Disposal of businesses, net of cash disposed	(6)	8	597
Insurance recoveries	3	—	—
Proceeds from related party loan repayment	—	—	5
Net cash used in investing activities	(658)	(354)	(4)
Cash provided by (used in) financing activities
Long-term debt proceeds	1,510	7,861	—
Long-term debt repayments	(1,280)	(8,944)	(381)
Deferred financing transaction costs on long-term debt	(6)	(49)	—
Net proceeds from issuance of shares	—	569	—
Premium on redemption of long-term debt	(1)	(34)	—
Dividends paid to common shareholders	(71)	—	—
Cash held by Reynolds Consumer Products and Graham Packaging Company at time of distribution	—	(110)	—
Other financing activities	(5)	(4)	(3)
Net cash provided by (used in) financing activities	147	(711)	(384)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(14)	—
(Decrease) increase in cash, cash equivalents and restricted cash	(254)	(826)	508
Cash, cash equivalents and restricted cash as of beginning of the year	468	1,294	786
Cash, cash equivalents and restricted cash as of end of the year	$214	$468	$1,294
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$197	$458	$1,155
Cash and cash equivalents classified as assets held for sale or distribution	17	10	136
Restricted cash classified as assets held for sale or distribution	—	—	3
Cash, cash equivalents and restricted cash as of December 31	$214	$468	$1,294
Cash paid (received):
Interest	$166	$413	$619
Income taxes (refunded) paid, net	(19)	(21)	98

Significant non-cash investing and financing activities

Refer to Note 11, Leases, for details of non-cash additions to operating lease right-of-use assets, net as a result of changes in operating and lease liabilities. Refer to Note 10, Debt, for details of non-cash additions to finance lease right-of-use assets as a result of changes in finance lease liabilities. Refer to Note 18, Related Party Transactions, for details of significant non-cash investing and financing activities with related parties.

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 1. Nature of Operations and Basis of Presentation

The accompanying consolidated financial statements comprise the accounts of Pactiv Evergreen Inc. (“PTVE”) and its subsidiaries (“we”, “us”, “our” or the “Company”). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation.

We are a manufacturer and distributor of fresh food and beverage packaging products, primarily in North America. We report our business in three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. Our Foodservice segment manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Our Food Merchandising segment manufactures products that protect and attractively display food while preserving freshness. Our Beverage Merchandising segment manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets.

On September 21, 2020, we completed the initial public offering ("IPO") of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-248250).

Immediately prior to the closing of the IPO, we completed the following transactions which resulted in changes to our common stock and issued and outstanding shares:

•

On September 16, 2020, the distribution of all of our shares in Graham Packaging Company Inc. (“GPCI”) to Packaging Finance Limited (“PFL”) in consideration for the buy-back of 14,036,726 of our outstanding shares;

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

Unless otherwise indicated, information in these notes to the consolidated financial statements relates to our continuing operations. Certain of our operations have been presented as discontinued. We present businesses that represent components as discontinued operations when the components either meet the criteria as held for sale or are sold or distributed, and their expected or actual disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. As discussed in Note 3, Discontinued Operations, the assets, liabilities, results of operations and supplemental cash flow information of substantially all of our closures businesses, sold in December 2019, all of our former RCP segment, distributed in February 2020, and all of our former GPC segment, distributed in September 2020, are presented as discontinued operations for all years presented. Sales from our continuing operations to our discontinued operations previously eliminated in consolidation have been recast as external revenues and are included in net revenues within operating income from continuing operations. Refer to Note 18, Related Party Transactions, for additional details.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and balance sheet. Among other effects, such changes could result in future impairments of goodwill, intangibles and long-lived assets and adjustments to reserves for employee benefits and income taxes.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

For example, the worldwide COVID-19 pandemic has had, and could continue to have, a significant impact on our results of operations, and it may also have additional far-reaching impacts on many aspects of our operations including the impact on consumer behaviors, business and manufacturing operations, our employees and the market in general. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations, cash flows and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the severity and duration of the pandemic and actions taken to contain the virus, as well as how quickly and to what extent normal economic and operating conditions resume.

Foreign Operations

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. We translate the results of operations of our subsidiaries with functional currencies other than the U.S. dollar using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity within accumulated other comprehensive loss and transaction gains and losses in other income (expense), net in our consolidated statements of income (loss). Foreign currency translation balances reported within accumulated other comprehensive loss are recognized in the consolidated statements of income (loss) when the operation is disposed of or substantially liquidated.

Business Combinations

We record business combinations using the acquisition method of accounting. All of the assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires us to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on our estimates and assumptions, as well as other information, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment of the intangible assets and goodwill.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and primarily include trade receivables. No single customer comprised more than 10% of our consolidated net revenues in 2021, 2020 or 2019. Specific customer provisions are made when a review of outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and our historical collection experience.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Long-Lived Assets

Finite-lived intangible assets, which primarily consist of customer relationships, are stated at historical cost and amortized using the straight-line method (which reflects the pattern of how the assets’ economic benefits are consumed) over the assets’ estimated useful lives which range from 8 to 20 years.

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

Our indefinite-lived intangible assets consist primarily of certain trademarks. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a trademark is less than its carrying amount. If potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using the relief-from-royalty method, using key assumptions including planned revenue growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value.

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

Generally, our revenue is recognized at the time of shipment, when title and risk of loss pass to the customer. A small number of our contracts are for sales of products which are customer specific and cannot be repurposed. Revenue for these products is recognized over time based on costs incurred plus a reasonable profit. This revenue represents approximately 3% of our net revenues and has a relatively short period of time between the goods being manufactured and shipped to customers. Shipping and handling fees billed to a customer are recorded on a gross basis in net revenues with the corresponding shipping and handling costs included in cost of sales in the concurrent period as the revenue is recorded. Any taxes collected on behalf of government authorities are excluded from net revenues. We do not receive non-cash consideration for the sale of goods nor do we grant payment financing terms greater than one year. We do not incur any significant costs to obtain a contract.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

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

Refer to Note 21, Segment Information, for information regarding the disaggregation of revenue by products and geography.

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

At the commencement of a lease, we record a lease liability and corresponding right-of-use (“ROU”) asset in accordance with ASC 842 Leases. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. We have elected to include lease and non-lease components in determining our lease liability for all leased assets. Non-lease components are generally services that the lessor provides for the entity associated with the leased asset. For those leases with payments based on an index, the lease liability is determined using the index at lease commencement. Lease payments based on increases in the index subsequent to lease commencement are recognized as variable lease expense as they occur. The present value of our lease liability is determined using our incremental borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are generally recognized in an amount equal to the lease liability. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to earnings in a manner that results in a straight-line expense recognition in our consolidated statements of income (loss). An ROU asset and lease liability are not recognized for leases with an initial term of 12 months or less, and we recognize lease expense for these leases on a straight-line basis over the lease term. All operating lease cash payments and finance lease cash payments related to the interest portion of the lease liability are recorded within cash flows from operating activities in the consolidated statements of cash flows. Finance lease cash payments related to the principal portion of the lease liability are recorded within cash flows from financing activities in the consolidated statements of cash flows. We test ROU assets for impairment whenever events or changes in circumstances indicate that the asset may be impaired. Our lease agreements do not include significant restrictions, covenants or residual value guarantees.

Employee Benefit Plans

We record annual income and expense amounts relating to our defined benefit pension plans and other post-employment benefit (“OPEB”) plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. We review our actuarial assumptions on an annual basis, or whenever a remeasurement event occurs, and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive (loss) income and amortized into non-operating income (expense), net over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisors. Refer to Note 13, Employee Benefits, for additional details.

Equity Based Compensation

Equity based compensation awarded to employees and non-employee directors is valued at fair value on the grant date and is recognized ratably over the requisite service period. For performance share units (“PSUs”), which vest based on the achievement of various company performance targets during a performance period set by our Compensation Committee, we recognize compensation expense when it is probable the performance goal will be achieved. Refer to Note 19, Equity Based Compensation, for additional details.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

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

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock and the effect of dilutive potential common shares outstanding during the period, calculated using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units (“RSUs”). PSUs are considered dilutive when the related performance criteria have been met.

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

We record derivative financial instruments on a gross basis and at fair value in our consolidated balance sheets in other current assets, other noncurrent assets, accrued and other current liabilities or other noncurrent liabilities, depending on their duration. Cash flows from derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument. Historically, we have not elected to use hedge accounting. Accordingly, any unrealized gains or losses (mark-to-market impacts) and realized gains or losses are recorded in cost of sales, for commodity derivatives, and interest expense, net, for interest rate derivatives, in our consolidated statements of income (loss).

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

We recognize tax benefits in our consolidated financial statements from uncertain tax positions only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The amount we recognize is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon resolution. Future changes related to the expected resolution of uncertain tax positions could affect tax expense in the period when the change occurs.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

•

Level 2: Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

Recently Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure - Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU requires sponsors of defined benefit pension or other postretirement plans to provide additional disclosures, including a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period. It also eliminates certain previous disclosure requirements. This ASU is effective for annual reporting years beginning after December 15, 2020. We adopted this ASU for our 2021 annual disclosures and applied the ASU amendments on a retrospective basis to all periods presented as required. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2019-04, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments - Codification Improvements (Topic 825), ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief (Topic 326), ASU 2019-11, Codification Improvements, Financial Instruments - Credit Losses (Topic 326) and ASU 2020-03, Codification Improvements to Financial Instruments. These ASUs modify the impairment model to use an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses related to financial instruments. These ASUs are effective for fiscal years beginning after December 15, 2019 and require a cumulative effect adjustment to the balance sheet upon adoption. We adopted these standards on January 1, 2020, and they had no material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This ASU is effective for annual reporting years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this guidance on January 1, 2020, and it had no material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for annual reporting years beginning after December 15, 2019. We adopted this standard on January 1, 2020, and it had no material impact on our consolidated financial statements.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Accounting Guidance Issued but Not Yet Adopted as of December 31, 2021

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (“ASC 606”). Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. This ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. This ASU is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. This ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Note 3. Discontinued Operations

Our discontinued operations comprise substantially all of our closures businesses, all of our former RCP segment and all of our former GPC segment. For the year ended December 31, 2021, we recognized a charge of $8 million primarily related to certain historical tax agreements from previously divested businesses. There was no other activity related to discontinued operations for the year ended December 31, 2021.

On September 30, 2019, we determined that our North American and Japanese closures businesses met the criteria to be classified as a discontinued operation and, as a result, their historical financial results have been reflected in our consolidated financial statements as a discontinued operation. We ceased recording depreciation and amortization on these assets from September 30, 2019. We did not allocate any general corporate overhead to this discontinued operation. On December 20, 2019, we completed the sale of our North American and Japanese closures businesses to a third party. These operations represented substantially all of our closures businesses. We received preliminary cash proceeds of $611 million. In June 2020, the post-closing adjustments were finalized and we received additional cash sale proceeds of $8 million.

On February 4, 2020, we distributed Reynolds Consumer Products Inc. (“RCPI”) and all of the operations comprising our former RCP segment to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for the IPO of shares of common stock of RCPI (the “RCPI IPO”), which was completed on February 4, 2020. To effect the distribution of RCPI, we bought back 35,791,985 of our shares from PFL, in consideration of us transferring all of our shares in RCPI to PFL. Upon the distribution of RCPI to PFL, we determined that our former RCP segment met the criteria to be classified as a discontinued operation and, as a result, its historical financial results have been reflected in our consolidated financial statements as a discontinued operation. We did not allocate any general corporate overhead to this discontinued operation.

Immediately prior to its distribution and the RCPI IPO, RCPI incurred $2,475 million of term loan borrowings under its new post IPO credit facilities and $1,168 million of borrowings under an IPO settlement facility, which was subsequently repaid with the net proceeds from the RCPI IPO on February 4, 2020. We have not provided any guarantees or security in relation to RCPI’s external borrowings. The cash proceeds of the external borrowings, net of transaction costs and original issue discount, along with cash on-hand, were used to settle various intercompany balances between RCPI and us.

In August 2020, GPCI entered into new external borrowings, under which only GPC entities are borrowers, and incurred $1,985 million of external borrowings. We have not provided any guarantees or security in relation to GPCI’s new external borrowings. The cash proceeds of the external borrowings, net of transaction costs and original issue discount, were used to settle various intercompany balances between GPCI and us, and the remaining cash balance was distributed to us.

On September 16, 2020, we distributed GPCI and all of the operations comprising our former GPC segment to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for our IPO, which was completed on September 21, 2020. To effect the distribution of GPCI, we bought back 14,036,726 of our shares from PFL, in consideration of us transferring all of our shares in GPCI to PFL. Upon the distribution of GPCI to PFL, we determined that our former

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

GPC segment met the criteria to be classified as a discontinued operation and, as a result, its historical financial results have been reflected in our consolidated financial statements as a discontinued operation. We did not allocate any general corporate overhead to this discontinued operation.

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

(Loss) income from discontinued operations, which includes the results of GPC through September 16, 2020, the results of RCP through February 4, 2020 and the results of our North American and Japanese closures businesses through December 2019 were as follows:

	For the Years Ended December 31,
	2020	2019
Net revenues	$1,510	$5,074
Cost of sales	(1,234)	(3,799)
Gross profit	276	1,275
Selling, general and administrative expenses	(179)	(563)
Goodwill impairment charges	—	(9)
Restructuring, asset impairment and other related charges	(13)	(83)
Interest expense, net(1)	(54)	(188)
Other expense, net	(3)	(9)
Income before income taxes from discontinued operations	27	423
Income tax expense	(56)	(63)
Net (loss) income from discontinued operations, before gain or loss on disposal	(29)	360
Gain (loss) on disposal, net of income taxes	14	(30)
Net (loss) income from discontinued operations	$(15)	$330
(1)

Includes interest expense and amortization of deferred transaction costs related to debt repaid in conjunction with the distribution of RCP, as well as interest and transaction costs related to debt incurred by GPCI in August 2020; also includes a $5 million loss on extinguishment of debt from the repayment of corporate debt on February 4, 2020.

The (loss) income from discontinued operations includes depreciation and amortization expenses of $178 million and $370 million for the years ended December 31, 2020 and 2019, respectively.

The (loss) income from discontinued operations for the years ended December 31, 2020 and 2019 includes asset impairment charges of $2 million and $32 million, respectively, and restructuring and other related charges of $11 million and $17 million, respectively, arising from the ongoing rationalization of GPC's manufacturing footprint, which are included in restructuring, asset impairment and other related charges in the above table.

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

Subsequent to February 4, 2020, we continue to trade with RCP in the ordinary course of business. These transactions arise under agreements that expire on December 31, 2024. Refer to Note 18, Related Party Transactions, for additional details.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Cash flows from discontinued operations were as follows:

	For the Years Ended December 31,
	2020	2019
Net cash provided by operating activities	$175	$738
Net cash used in investing activities	(122)	(308)
Net cash provided by financing activities	2,441	—
Net cash flow from discontinued operations	$2,494	$430

Note 4. Acquisitions and Dispositions

Acquisitions

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal LLC, Monarch Mill Pond LLC and Pure Pulp Products LLC (collectively, “Fabri-Kal”) for a purchase price of $378 million. The purchase price is subject to adjustments for cash, indebtedness and working capital as of the date of acquisition. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the consumer packaging goods and institutional foodservice markets. The acquisition includes four manufacturing facilities in the United States. The acquisition is expected to broaden our portfolio of sustainable packaging products and expand our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

The Fabri-Kal acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our consolidated financial statements from the date of acquisition. Included in our consolidated statements of income (loss) are Fabri-Kal’s net revenues of $106 million and a loss before tax of $13 million from the date of acquisition through December 31, 2021. We incurred $3 million of acquisition costs during the year ended December 31, 2021, which was reflected in selling, general and administrative expenses.

The following table summarizes the preliminary purchase price allocation of the fair value of net tangible and intangible assets acquired and liabilities assumed:

As of October 1, 2021
Cash and cash equivalents	$3
Accounts receivable	46
Inventories	86
Other current assets	2
Property, plant and equipment	126
Operating lease right-of-use assets	31
Goodwill	66
Customer relationships	56
Trademarks	34
Deferred income taxes	8
Assets acquired	$458
Accounts payable	$17
Current portion of long-term debt	1
Current portion of operating lease liabilities	3
Accrued and other current liabilities	26
Long-term debt	1
Long-term operating lease liabilities	25
Long-term employee benefit obligations	6
Other noncurrent liabilities	1
Liabilities assumed	$80
Total purchase price	$378

We allocated the intangible assets acquired to the Foodservice segment which included $56 million of customer relationships with an estimated life of 8 years and $34 million of definite-lived trademarks with an estimated life of 10 years. We increased the cost of acquired inventories by approximately $12 million, all of which was expensed as a component of cost of sales during the year ended December 31, 2021. We allocated $66 million of goodwill to the Foodservice segment, of which $42 million is expected to be tax deductible.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Goodwill arises principally as a result of expansion opportunities provided by Fabri-Kal’s manufacturing capacity to better serve our customers and plant operation synergies. The purchase price allocation in the table above is preliminary and subject to the finalization of our valuation analysis.

Real property and personal property fair values were determined using the cost approach. The fair values for customer relationships at the acquisition date were determined using the multi-period excess earnings method under the income approach. Significant assumptions used in assessing the fair value of the customer relationships intangible asset were forecasted Adjusted EBITDA margins and contributory asset charges. Trademark fair values were determined using the relief from royalty method. The fair value measurements of intangible assets are based on significant unobservable inputs and thus represent Level 3 inputs.

The following unaudited pro forma information shows our results of operations as if the Fabri-Kal acquisition had been completed as of January 1, 2020. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the amortization of the inventory fair value step-up and acquisition-related costs. Excluded from the 2021 pro forma results are $3 million of acquisition-related costs and $12 million of expense related to the step-up in the fair value of inventory incurred in connection with the acquisition as they have been included in the 2020 pro forma results. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	For the Years Ended December 31,
(Unaudited)	2021	2020
Pro forma net revenues from continuing operations	$5,725	$5,001
Pro forma income (loss) from continuing operations before tax	55	(134)

Dispositions

During the fourth quarter of 2021, we committed to a plan to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan (“Beverage Merchandising Asia”) included in the Beverage Merchandising segment. As a result, we classified the assets and liabilities of Beverage Merchandising Asia as held for sale as of December 31, 2021. The operations of Beverage Merchandising Asia did not meet the criteria to be presented as discontinued operations.

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell Beverage Merchandising Asia. We expect to receive proceeds from the transaction of approximately $335 million, adjusted for cash, indebtedness and working capital as of the date of completion. The transaction is expected to close in the second or third quarter of 2022, subject to customary closing conditions, including regulatory approvals.

The carrying amounts of the major classes of Beverage Merchandising Asia’s assets and liabilities as of December 31, 2021 comprised the following:

As of December 31, 2021
Cash and cash equivalents	$17
Accounts receivable, net	27
Inventories	23
Other current assets	3
Property, plant and equipment, net	48
Goodwill	14
Deferred income taxes	3
Other noncurrent assets	4
Total current assets held for sale	$139
Accounts payable	$7
Income taxes payable	3
Accrued and other current liabilities	18
Long-term employee benefit obligations	1
Deferred income taxes	2
Total current liabilities held for sale	$31

Income from operations before income taxes for Beverage Merchandising Asia for the years ended December 31, 2021, 2020 and 2019 were $22 million, $24 million and $22 million, respectively.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd., our 50% joint venture with Naturepak Limited, to Elopak ASA. As a result, as of December 31, 2021, we reclassified $23 million of other noncurrent assets, which represents the carrying value of our interests in Naturepak Beverage Packaging Co. Ltd., to assets held for sale. We expect to receive proceeds from the transaction of approximately $47 million, adjusted for cash, indebtedness and working capital as of the date of completion. The transaction is expected to close in the first half of 2022, subject to customary closing conditions, including regulatory approvals. Our interests in Naturepak Beverage Packaging Co. Ltd. did not meet the criteria to be presented as discontinued operations.

During the third quarter of 2020, we committed to a plan to sell the remaining South American closures businesses included in the Other operating segment. During December 2020, we entered into an agreement to sell the businesses. As a result, we classified the assets and liabilities of these businesses as held for sale and recognized a pre-tax charge to earnings of $12 million within restructuring, asset impairment and other related charges for the year ended December 31, 2020. On March 31, 2021, we completed the sale of the remaining South American closures businesses for an immaterial amount and recognized a partial reversal of the initial impairment charge of $2 million during the year ended December 31, 2021 which was reflected in restructuring, asset impairment and other related charges. This partial reversal was driven by a change in the carrying value of the assets held for sale as of the disposal date. The operations of the South American closures businesses did not meet the criteria to be presented as discontinued operations. Subsequent to the disposal date, we recognized an impairment charge of $2 million related to the finalization of the sale, which was recognized in restructuring, asset impairment and other related charges.

The carrying amounts of the major classes of the South American closures businesses’ assets and liabilities as of December 31, 2020 included the following:

As of December 31, 2020
Cash and cash equivalents	$10
Accounts receivable, net	14
Inventories	4
Other current assets	1
Property, plant and equipment, net	8
Intangible assets, net	1
Held for sale valuation allowance	(12)
Total current assets held for sale	$26
Accounts payable	$8
Accrued and other current liabilities	2
Other noncurrent liabilities	2
Total current liabilities held for sale	$12

The South American closures businesses' income from operations before income taxes for the years ended December 31, 2021, 2020 and 2019 was insignificant.

Note 5. Restructuring, Asset Impairment and Other Related Charges

During the year ended December 31, 2021, we recorded the following restructuring, asset impairment and other related charges:

	Employee Terminations	Other Restructuring Charges	Total
Beverage Merchandising	$3	$6	$9
Total	$3	$6	$9

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. On October 31, 2021, we ceased manufacturing coated groundwood paper. As a result of the closure, we recognized a pre-tax charge of $3 million for contractual termination benefits for the year ended December 31, 2021. The closure also resulted in accelerated plant and equipment depreciation expense of $24 million and $6 million of other restructuring charges incurred during the year ended December 31, 2021. In addition, related to the sale of our South American closures businesses, we recorded a non-cash impairment charge of $2 million during the year ended December 31, 2021, which offset a previously recorded partial reversal of impairment charges. Refer to Note 4, Acquisitions and Dispositions, for additional details.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

During the year ended December 31, 2020, we recorded the following restructuring, asset impairment and other related charges:

	Goodwill Impairment	Other Asset Impairment	Employee Terminations	Other Restructuring Charges	Total
Foodservice	$—	$1	$1	$1	$3
Food Merchandising	—	1	—	—	1
Beverage Merchandising	—	—	1	—	1
Other	6	14	9	—	29
Total	$6	$16	$11	$1	$34

For the year ended December 31, 2020, we recorded non-cash impairment charges of $22 million, primarily comprised of $6 million related to goodwill and a $16 million impairment charge, both primarily related to our closures businesses, which are reported within Other. Following these impairments, goodwill was fully impaired and the carrying value of the South American remaining closures businesses were reduced to fair value, as presented in Note 4, Acquisitions and Dispositions. The impairments arose primarily as a result of the strategic decision to sell the South American closure businesses in addition to the negative impact from current market conditions and outlook for the operations of the remaining closures businesses. The estimated recoverable amounts, or fair value, were determined based on a capitalization of earnings methodology, using Adjusted EBITDA expected to be generated multiplied by an earnings multiple. The key assumptions in developing Adjusted EBITDA include management’s assessment of future trends in the industry and are based on both external and internal sources. The forecasted 2021 Adjusted EBITDA for the remaining closures operations was prepared using certain key assumptions including selling prices, sales volumes and costs of raw materials. Earnings multiples reflect recent sale and purchase transactions and comparable company trading multiples in the same industry. These estimates represent a Level 3 measurement in the fair value hierarchy, which includes inputs that are not based on observable market data. For the year ended December 31, 2020, we recorded $11 million in employee termination costs. These charges primarily represent employee termination related to corporate restructuring actions taken after our IPO.

During the year ended December 31, 2019, we recorded the following restructuring, asset impairment and other related charges:

	Goodwill Impairment	Other Asset Impairment	Employee Terminations	Total
Foodservice	$—	$1	$1	$2
Food Merchandising	—	4	—	4
Other	16	37	3	56
Total	$16	$42	$4	$62

For the year ended December 31, 2019, we recorded non-cash impairment charges of $58 million. Our Foodservice and Food Merchandising segments recorded non-cash impairment charges in the aggregate of $5 million relating to obsolete property, plant and equipment. The aggregate of the remaining carrying values of the assets impaired in Foodservice and Food Merchandising was $1 million. The remaining closures businesses, which are reported in Other, recorded non-cash impairment charges of $53 million, comprising $29 million in respect of property, plant and equipment, $16 million in respect of goodwill, $5 million in respect of operating lease ROU assets and $3 million in respect of customer relationships. Following these impairments, the remaining carrying values of property, plant and equipment, goodwill, operating lease ROU assets and customer relationships were $17 million, $6 million, $3 million and $4 million, respectively. The impairments arose as a result of various commercial dis-synergies triggered by the separation of these remaining businesses from the closures operations that were sold, as discussed in Note 3, Discontinued Operations. The estimated recoverable amounts, or fair value, were determined based on a capitalization of earnings methodology, using Adjusted EBITDA expected to be generated multiplied by an earnings multiple. The key assumptions in developing Adjusted EBITDA include management’s assessment of future trends in the industry and are based on both external and internal sources. The forecasted 2019 Adjusted EBITDA for the remaining closures operations was prepared using certain key assumptions including selling prices, sales volumes and costs of raw materials. Earnings multiples reflect recent sale and purchase transactions and comparable company trading multiples in the same industry. These estimates represent a Level 3 measurement in the fair value hierarchy, which includes inputs that are not based on observable market data. For certain of the remaining closures operations, there is no difference between the carrying value and the recoverable amount. Accordingly, a reasonably possible unexpected deterioration in financial performance or adverse change in the earnings multiple may result in further impairment charges.

We also recorded restructuring charges of $4 million for employee termination costs. These charges primarily related to additional termination costs for residual operations in South America and are reported in Other.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The following tables summarize the changes to our restructuring liability for the years ended December 31, 2021 and 2020:

	December 31, 2020	Charges to Earnings	Cash Paid	December 31, 2021
Employee termination costs	$7	$3	$(8)	$2
Total	$7	$3	$(8)	$2

	December 31, 2019	Charges to Earnings	Cash Paid	December 31, 2020
Employee termination costs	$1	$11	$(5)	$7
Total	$1	$11	$(5)	$7

We expect to settle our restructuring liability within twelve months.

Note 6. Inventories

The components of inventories consisted of the following:

	As of December 31,
	2021	2020
Raw materials	$226	$180
Work in progress	102	108
Finished goods	427	410
Spare parts	99	86
Inventories	$854	$784

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2021	2020
Land and land improvements	$72	$87
Buildings and building improvements	638	532
Machinery and equipment	3,383	3,148
Construction in progress	170	191
Property, plant and equipment, at cost	4,263	3,958
Less: accumulated depreciation	(2,477)	(2,273)
Property, plant and equipment, net	$1,786	$1,685

Depreciation expense related to property, plant and equipment was recognized in the following components in the consolidated statements of income (loss):

	For the Years Ended December 31,
	2021	2020	2019
Cost of sales	$265	$213	$201
Selling, general and administrative expenses	24	22	16
Total depreciation expense	$289	$235	$217

In October 2020, the Company completed a sale-leaseback transaction related to our corporate office building resulting in a $3 million gain on sale of assets which was recorded within other income (expense), net for the year ended December 31, 2020.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 8. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Other(1)(2)	Total
Balance as of December 31, 2019	$924	$770	$66	$6	$1,766
Impairment charges	—	—	—	(6)	(6)
Balance as of December 31, 2020	$924	$770	$66	$—	$1,760
Acquisitions	66	—	—	—	66
Reclassified to assets held for sale	—	—	(14)	—	(14)
Balance as of December 31, 2021	$990	$770	$52	$—	$1,812
Accumulated impairment losses
Balance as of December 31, 2020	$—	$—	$—	$22	$22
Balance as of December 31, 2021	$—	$—	$—	$15	$15
(1)	Other includes operations that do not meet the quantitative threshold for reportable segments.
(2)

For the year ended December 31, 2021, we reduced the gross carrying amount of goodwill and accumulated impairment losses by $7 million as a result of the sale of the remaining South American closures businesses within the Other operating segment. Refer to Note 4, Acquisitions and Dispositions, for additional details.

In analyzing the results of operations and business conditions of our reporting units as of December 31, 2021, we elected to perform qualitative impairment analyses for all of our reporting units and no instances of impairment were identified.

Refer to Note 5, Restructuring, Asset Impairment and Other Related Charges, for further discussion regarding impairment charges recognized during the year ended December 31, 2020.

Intangible assets, net consisted of the following:

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,075	$(594)	$481	$1,019	$(540)	$479
Trademarks	42	(9)	33	8	(8)	—
Other	12	(12)	—	12	(12)	—
Total finite-lived intangible assets	$1,129	$(615)	$514	$1,039	$(560)	$479
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,742	$(615)	$1,127	$1,652	$(560)	$1,092

In analyzing our indefinite-lived intangible assets as of December 31, 2021, we elected to perform qualitative impairment analyses for all of our indefinite-lived intangible assets and no instances of impairment were identified.

Amortization expense for intangible assets was $55 million, $54 million and $56 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was recognized in selling, general and administrative expenses.

For the next five years, we estimate annual amortization expense as follows:

2022	$61
2023	60
2024	60
2025	58
2026	57
Total	$296

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2021	2020
Accrued personnel costs	$86	$117
Accrued rebates and credits	87	68
Accrued interest	19	16
Other(1)	123	121
Accrued and other current liabilities	$315	$322
(1)	Other includes items such as accruals for freight, utilities and other non-income related taxes.

Note 10. Debt

Debt consisted of the following:

	As of December 31,
	2021	2020
Credit Agreement	$2,250	$2,457
Notes:
5.125% Senior Secured Notes due 2023	—	59
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	—
Pactiv Debentures:
7.950% Debentures due 2025	276	276
8.375% Debentures due 2027	200	200
Other	53	12
Total principal amount of borrowings	4,279	4,004
Deferred financing transaction costs ("DIC")	(17)	(14)
Original issue discounts, net of premiums ("OID")	(12)	(10)
	4,250	3,980
Less: current portion	(30)	(15)
Long-term debt	$4,220	$3,965

We were in compliance with all debt covenants during the years ended December 31, 2021 and 2020.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

	Maturity Date	Value Drawn or Utilized as of December 31, 2021	Applicable Interest Rate as of December 31, 2021
Term Tranches
U.S. term loans Tranche B-2	February 5, 2026	$1,238	LIBOR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$1,012	LIBOR (floor of 0.500%) + 3.500%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2024	$44	—
(1)	The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

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

The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 for the years ended December 31, 2021 and 2020 were 3.35% and 3.40%, respectively. The weighted averaged contractual interest rate related to our U.S. term loans Tranche B-3 for the year ended December 31, 2021 was 4.00%. The weighted average contractual interest rates related to our U.S. term loans Tranche

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

B-1 for the years ended December 31, 2021, 2020 and 2019 were 2.86%, 3.62% and 5.03%, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates.

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement to the extent permitted by law. The borrowers and the guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the holders of the Notes.

Indebtedness under the Credit Agreement may be voluntarily repaid, in whole or in part, and must be mandatorily repaid in certain circumstances. We are required to make quarterly amortization payments of 0.25% of the principal amount of U.S. term loans. Additionally, we are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due in 2021 or are due in 2022 for the year ended December 31, 2021.

Notes

Outstanding Notes, as of December 31, 2021, are summarized below:

	Maturity Date	Interest Payment Dates
4.000% Senior Secured Notes due 2027	October 15, 2027	April 15 and October 15
4.375% Senior Secured Notes due 2028	October 15, 2028	April 15 and October 15, commencing April 15, 2022

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

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Notes (as defined below) to the extent permitted by law. The issuers and the guarantors have granted security over substantially all of their assets to support the obligations under the Notes. This security is expected to be shared on a first priority basis with the creditors under the Credit Agreement.

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

Pactiv Debentures

As of December 31, 2021, we had outstanding the following debentures (together, the “Pactiv Debentures”):

	Maturity Date	Interest Payment Dates
7.950% Debentures due 2025	December 15, 2025	June 15 and December 15
8.375% Debentures due 2027	April 15, 2027	April 15 and October 15

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Other borrowings

Other borrowings represent finance lease obligations of $53 million and $12 million as of December 31, 2021 and 2020, respectively.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of December 31, 2021:

2022	$30
2023	30
2024	29
2025	304
2026	1,203
Thereafter	2,683
Total principal amount of borrowings	$4,279

Fair value of our long-term debt:

The fair value of our long-term debt as of December 31, 2021 and 2020 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$2,239	$2,243	$2,447	$2,443
Notes:
5.125% Senior Secured Notes due 2023	—	—	59	60
4.000% Senior Secured Notes due 2027	991	975	991	1,024
4.375% Senior Secured Notes due 2028	495	497	—	—
Pactiv Debentures:
7.950% Debentures due 2025	273	305	273	318
8.375% Debentures due 2027	199	222	198	235
Other	53	53	12	12
Total	$4,250	$4,295	$3,980	$4,092

Interest expense, net:

Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
Interest expense:
Securitization Facility(1)	$—	$6	$17
Credit Agreement	79	107	174
Notes	46	138	194
Pactiv Debentures	39	39	39
Interest income, related party(2)	—	(9)	(15)
Interest income, other	(2)	(6)	(14)
Amortization:
DIC	3	12	12
OID	2	3	1
Derivative losses	—	15	21
Net foreign currency exchange gains	1	(2)	(4)
Loss on extinguishment of debt:
Write-off of unamortized DIC and OID	1	29	1
Redemption premiums	1	34	—
Other(3)	21	5	7
Interest expense, net(4)	$191	$371	$433

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(1)

Prior to July 2020, we had a $450 million securitization facility (the “Securitization Facility”) that was scheduled to mature on March 22, 2022. On July 31, 2020, we repaid the outstanding amount of $380 million and terminated the facility. The Securitization Facility had an interest rate equal to one-month LIBOR with a 0.0% floor, plus a margin of 1.75% per annum.

(2)	Refer to Note 18, Related Party Transactions, for additional details.
(3)

Includes $5 million of fees incurred during the year ended December 31, 2021 in relation to entering into a commitment letter with certain financial institutions for a senior secured incremental term loan facility in an aggregate principal amount of up to $300 million. The commitment letter terminated on September 24, 2021. Also includes $9 million of third party costs incurred during the year ended December 31, 2021 in relation to the incurrence of U.S. term loans Tranche B-3.

(4)

Amounts presented in the above table exclude interest expense and amortization of deferred financing transaction costs in respect of our 5.750% senior secured notes which were due in 2020. Such amounts are presented within discontinued operations as these notes were required to be repaid in conjunction with the distribution of RCPI.

Note 11. Leases

We lease certain buildings, plant and equipment. Our leases have reasonably assured remaining lease terms of up to 21 years. Certain leases include options to renew for up to 20 years. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably certain. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and operating lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles or other quantifiable usage factors, which are not determinable at the time the lease agreement is entered into. These variable payments are expensed as incurred. The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheets, and we recognize lease expense for these leases on a straight-line basis over the lease term. As of December 31, 2021, there were no material lease transactions that we have entered into but had not yet commenced.

Operating lease costs consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
Operating lease costs	$77	$72	$54
Variable lease costs	4	3	4
Short-term lease costs	15	13	18
Total operating lease costs	$96	$88	$76

Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2021 were as follows:

2022	$77
2023	68
2024	53
2025	43
2026 and thereafter	97
Total undiscounted lease payments	338
Less: amounts representing interest	(48)
Present value of lease obligations	$290
Weighted average remaining lease term - as of December 31, 2021	5.6 years
Weighted average discount rate - as of December 31, 2021	5.60%
Weighted average remaining lease term - as of December 31, 2020	5.9 years
Weighted average discount rate - as of December 31, 2020	6.08%

During the years ended December 31, 2021, 2020 and 2019, new operating leases resulted in the recognition of ROU assets and corresponding lease liabilities of $48 million, $126 million and $64 million, respectively. Cash flows from operating activities included $75 million, $67 million and $58 million of payments for operating lease liabilities for the years ended December 31, 2021, 2020 and 2019, respectively.

In October 2020, the Company completed a sale-leaseback transaction related to our corporate office building resulting in a $3 million gain on a sale of assets which was recorded within other income (expense), net for the year ended December 31, 2020.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 12. Financial Instruments

We had the following derivative instruments recorded at fair value in our consolidated balance sheets:

	As of December 31,
	2021		2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$1	$(1)	$9	$(2)
Total fair value	$1	$(1)	$9	$(2)
Recorded in:
Other current assets	$1	$—	$9	$—
Accrued and other current liabilities	—	(1)	—	(2)
Total fair value	$1	$(1)	$9	$(2)

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

During the years ended December 31, 2021, 2020 and 2019, we recognized an unrealized loss of $7 million and unrealized gains of $10 million and $4 million, respectively, in cost of sales.

The following table provides the detail of outstanding commodity derivative contracts as of December 31, 2021:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Benzene swaps	U.S. liquid gallon	5,822,305	$3.07 - $3.85	Jan 2022 - Sep 2022
Natural gas swaps	million BTU	796,963	$2.81 - $5.19	Jan 2022 - Sep 2022

Note 13. Employee Benefits

Our employee benefits comprise defined benefit pension plans, OPEB plans, defined contribution plans and multi-employer plans.

Defined Benefit Pension and OPEB Plans

We make contributions to defined benefit pension plans which define the level of pension benefit an employee will receive on retirement. The majority of our net pension plan liabilities are in the U.S. and subject to governmental regulations relating to the funding of retirement plans.

Our largest pension plan is the PEPP, which was assumed in a 2010 acquisition. This plan covers certain of our employees. It also covers former employees and employees of employers formerly related to the entity that we acquired in 2010. As a result, while persons who were not our employees do not accrue benefits under the plan, the total number of individuals/beneficiaries covered by this plan is much larger than if only our employees were participants. The PEPP comprises 98% and 99% of the present value of pension plan obligations and 99% and 100% of the fair value of plan assets as of December 31, 2021 and 2020, respectively. Accordingly, we have provided aggregated disclosures in respect of our plans on the basis that the plans are not exposed to materially different risks.

We generally fund our retirement plans equal to the annual minimum funding requirements specified by government regulations covering each plan. We did not contribute to the PEPP during the year ended December 31, 2021, and we made contributions of $4 million to all other plans. We made a $121 million contribution to the PEPP during the year ended December 31, 2020 and contributions of $4 million to all other plans. We do not expect to make a contribution to the PEPP during the year ending December 31, 2022. Contributions during the year ending December 31, 2022 for all other defined benefit pension plans are estimated to be $3 million. Expected contributions during the year ending December 31, 2022 for OPEB plans are estimated to be $3 million. Future contributions will be dependent on future plan asset returns and interest rates and are highly sensitive to changes.

Pension Partial Settlement Transactions

On July 21, 2021, we purchased with $941 million of PEPP assets a non-participating group annuity contract from an insurance company and transferred $959 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 16,300 retirees or their beneficiaries. As a result of this

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

transaction, the PEPP’s projected benefit obligations and plan assets were remeasured, and we recognized a non-cash pre-tax pension settlement gain of $22 million during the year ended December 31, 2021.

On February 16, 2022, we entered into an agreement with an insurance company to purchase a non-participating group annuity contract and transfer approximately $1,260 million of the PEPP’s projected benefit obligations. The transaction closed on February 24, 2022 and was funded with plan assets. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 13,300 retirees or their beneficiaries. As a result of this transaction, in the first quarter of 2022, we will remeasure the PEPP’s projected benefit obligations and plan assets, and we expect to recognize a non-cash pre-tax pension settlement gain of approximately $25 million.

Obligations, assets and funded status

The following table sets forth changes in benefit obligations and the fair value of plan assets for our defined benefit pension and OPEB plans:

	Pension Benefits		OPEB
	As of December 31,
	2021	2020	2021	2020
Change in benefit obligations:
Projected benefit obligations as of January 1	$4,664	$4,509	$53	$51
Service cost	6	6	—	—
Interest cost	101	138	1	2
Benefits paid	(278)	(296)	(2)	(2)
Settlements	(942)	—	—	—
Divestitures	—	(3)	—	—
Actuarial (gains) losses(1)	(162)	310	(3)	2
Acquisition	29	—	—	—
Projected benefit obligation as of December 31	$3,418	$4,664	$49	$53
Change in plan assets:
Fair value of plan assets as of January 1	$4,191	$3,823	$—	$—
Actual return on plan assets	393	539	—	—
Employer contributions	4	125	2	2
Benefits paid	(278)	(296)	(2)	(2)
Settlements	(942)	—	—	—
Acquisition	23	—	—	—
Fair value of plan assets as of December 31	$3,391	$4,191	$—	$—
Funded status as of December 31	$(27)	$(473)	$(49)	$(53)
(1)

The actuarial gains for the year ended December 31, 2021 and the actuarial losses for the year ended December 31, 2020 were primarily due to changes in the discount rate assumption utilized in measuring plan obligations.

Our defined benefit pension and OPEB obligations were included in our consolidated balance sheets as follows:

	Pension Benefits		OPEB
	As of December 31,
	2021	2020	2021	2020
Other noncurrent assets	$9	$—	$—	$—
Accrued and other current liabilities	(3)	(4)	(3)	(3)
Liabilities held for sale	(1)	—	—	—
Long-term employee benefit obligations	(32)	(469)	(46)	(50)
	$(27)	$(473)	$(49)	$(53)

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Portions of our defined benefit pension and OPEB obligations have been recorded in accumulated other comprehensive loss (“AOCL”) as follows:

	Pension Benefits		OPEB
	As of December 31,
	2021	2020	2021	2020
Net actuarial (gains) losses	$(138)	$216	$(7)	$(6)
Deferred income tax (benefit) expense	34	(52)	3	2
	$(104)	$164	$(4)	$(4)

The funded status of our defined benefit pension and OPEB plans with accumulated benefit obligation in excess of plan assets was as follows:

	Pension Benefits		OPEB
	As of December 31,
	2021	2020	2021	2020
Plan assets	$23	$4,189	$—	$—
Projected benefit obligation	59	4,662	49	53
Accumulated benefit obligation	58	4,660	49	53
Under Funded Status
Projected benefit obligation	$(36)	$(473)	$(49)	$(53)
Accumulated benefit obligation	(35)	(471)	(49)	(53)

Net periodic defined benefit pension and OPEB (income) costs consisted of the following:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Service cost	$6	$6	$7	$—	$—	$—
Interest cost	101	138	174	1	2	2
Expected return on plan assets(1)	(181)	(207)	(182)	—	—	—
Amortization of actuarial losses (gains)(2)	—	1	1	—	—	(1)
Ongoing net periodic benefit (income) cost	(74)	(62)	—	1	2	1
(Income) expense due to settlements(3)	(22)	—	18	—	—	—
Total net periodic benefit (income) cost	$(96)	$(62)	$18	$1	$2	$1
(1)	We have elected to use the actual fair value of plan assets as the market-related value in the determination of the expected return on plan assets.
(2)

Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are amortized over the estimated expected service period for active plans. For inactive plans they are amortized over the estimated life expectancy of the plan participants.

(3)	(Income) expense due to settlements primarily resulted from the PEPP’s partial settlement transaction in 2021 and the PEPP's lump-sum buyouts of certain plan participants in 2019.

All of the amounts in the table above, other than service cost, were recorded in non-operating expense, net in our consolidated statements of income (loss).

Net periodic defined benefit (income) cost for pension benefits and OPEB costs was recognized in our consolidated statements of income (loss) as follows:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Cost of sales	$6	$6	$4	$—	$—	$—
Selling, general and administrative expenses	—	—	3	—	—	—
Non-operating (income) expense, net	(102)	(68)	11	1	2	1
Total net periodic benefit (income) cost	$(96)	$(62)	$18	$1	$2	$1

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Amounts recognized in other comprehensive (loss) income in relation to our continuing operations were as follows:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Net actuarial (gains) losses arising during the year(1)(2)	$(375)	$(22)	$(150)	$(2)	$2	$3
Recognized net actuarial gains (losses)(3)	22	(1)	(19)	—	—	1
Deferred income tax expense (benefit)(4)	86	6	84	1	(1)	(1)
Total recognized in other comprehensive (loss) income, net of tax	$(267)	$(17)	$(85)	$(1)	$1	$3

(1)	Net of AOCL reclassified upon sale of business. Refer to Note 16, Accumulated Other Comprehensive Loss, for further details.
(2)

The net actuarial gains of $375 million during the year ended December 31, 2021 were primarily attributable to asset returns and an increase in the discount rate. The net actuarial gains of $22 million and $150 million on our pension plans during the years ended December 31, 2020 and 2019, respectively, were primarily attributable to asset returns, partially offset by a decrease in the discount rate.

(3)	Comprises amortization of actuarial gains (losses) and income (expense) due to settlements in 2021 and 2019.
(4)	Includes the cumulative impact of adopting ASU 2018-02 on January 1, 2019.

We used the following weighted average assumptions to determine our PEPP defined benefit pension and our OPEB obligations:

	PEPP		OPEB
	As of December 31,
	2021	2020	2021	2020
Discount rate	2.81%	2.40%	2.81%	2.45%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

We used the following weighted average assumptions to determine our PEPP net defined benefit pension and our OPEB costs:

	PEPP			OPEB
	For the Years Ended December 31,
	2021(1)	2020	2019	2021	2020	2019
Discount rate	2.40%	3.17%	4.31%	2.45%	3.22%	4.35%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.07%	5.54%	5.35%	N/A	N/A	N/A
Healthcare cost trend rate	N/A	N/A	N/A	6.90%	7.20%	7.20%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend	N/A	N/A	N/A	2029	2029	2029
(1)

As discussed in the Partial Pension Settlement Transactions section above, we performed an interim remeasurment of the PEPP’s projected benefit obligations and plan assets in July 2021. After this interim remeasurement, the discount rate, rate of compensation increase and the expected long-term rate of return on plan assets utilized in our PEPP net defined benefit pension costs were 2.64%, 3.00% and 4.50%, respectively.

The discount rate used reflects the expected future cash flows based on plan provisions and participant data as of the beginning of the plan year. The expected future cash flows for the PEPP are discounted by the Aon Hewitt above median yield curve for the years ended December 31, 2021, 2020 and 2019. The yield curve is a hypothetical AA yield curve comprised of a series of annualized individual discount rates. The expected long-term return on PEPP assets was developed as a weighted average rate based on the target asset allocation of the plan and long-term capital market assumptions. The overall return for each asset class was developed by combining a long-term inflation component and the associated real rates. The development of the capital market assumptions utilized a variety of methodologies, including, but not limited to, historical analysis, expected economic growth outlook and market yield analysis.

Our estimated future benefit payments for our defined benefit pension and OPEB plans were as follows:

	As of December 31,
	Pension Benefits	OPEB
2022	$230	$3
2023	229	3
2024	229	3
2025	226	3
2026	223	3
2027-2031	1,015	15

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

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

The target asset allocation for the PEPP for 2022 and forward is 10% equities and 90% fixed income. The following table presents summarized details of plan assets. Further details regarding the fair value hierarchy of these assets are presented below.

	As of December 31,
	2021	2020
Equity securities	$282	$2,765
Corporate bonds	2,948	1,061
Property	66	254
Other	95	111
Total pension plan assets	$3,391	$4,191

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. The following is a description of the valuation methods and assumptions we use to estimate the fair value of investments.

•

Common Stocks and Exchange Traded and Mutual Funds—The fair values of common stocks and exchange traded and mutual funds are determined by obtaining quoted prices on nationally and internationally recognized securities exchanges (Level 1 inputs).

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

•

Collective Trusts and Pooled Separate Account—The fair values of participation units owned by the PEPP in collective trusts and pooled separate account are based on the net asset values per unit as reported by the fund managers as of the plan’s financial statement dates and recent transaction prices.

We had the following allocation of defined benefit pension plan assets:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Measured at Net Asset Value(1)		Total
	As of December 31,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
PEPP
Common stocks	$—	$2,180	$—	$—	$—	$—	$—	$—	$—	$2,180
Equity ETFs	266	584	—	—	—	—	—	—	266	584
Corporate bonds	—	—	2,939	1,004	—	—	—	—	2,939	1,004
Bond ETFs	—	57	—	—	—	—	—	—	—	57
Collective trusts/pooled separate account—real estate	—	—	—	—	—	—	67	254	67	254
Collective trusts—money market	—	—	—	—	—	—	86	104	86	104
Other(1)	—	—	—	—	—	—	1	—	1	—
Total PEPP	266	2,821	2,939	1,004	—	—	154	358	3,359	4,183
Other plans(2)	16	3	9	4	2	1	5	—	32	8
Total pension plan assets	$282	$2,824	$2,948	$1,008	$2	$1	$159	$358	$3,391	$4,191
(1)

Per ASU 2015-07, certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of the plan assets.

(2)	Consisted primarily of exchange traded and mutual funds.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Defined Contribution Plans

We sponsor various defined contribution plans. Our expense relating to defined contribution plans was $33 million, $35 million and $34 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Multi-employer plans—withdrawal liabilities

As of December 31, 2021 and 2020, we have recognized a liability of $44 million and $46 million, respectively, in respect of our future obligations arising from the withdrawal from multi-employer pension plans which is included in other noncurrent liabilities. We expect to make payments of approximately $5 million annually over the next 14 years in respect of these obligations.

Note 14. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
Related party management fee(1)	$—	$(49)	$(10)
Gain (loss) on sale of businesses and noncurrent assets	—	1	(22)
Foreign exchange losses on cash(2)	(2)	(15)	(8)
Transition service agreement income(1)	11	21	1
Other	11	9	10
Other income (expense), net	$20	$(33)	$(29)
(1)

Refer to Note 18, Related Party Transactions, for additional details. The transition services agreement income is primarily attributable to services provided to our former segments, RCP and GPC, and our former closures businesses.

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

Legal Proceedings

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Indemnities

As part of the agreements for the sale of various businesses, we have provided certain warranties and indemnities to the respective purchasers as set out in the respective sale agreements. These warranties and indemnities are subject to various terms and conditions affecting the duration and total amount of the indemnities. As of December 31, 2021, we are not aware of any material claims under these agreements that would give rise to an additional liability. However, if such claims arise in the future, they could have a material effect on our balance sheet, results of operations or cash flows.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 16. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of AOCL:

	For the Years Ended December 31,
	2021	2020	2019
Currency translation adjustments:
Balance as of beginning of year	$(189)	$(354)	$(442)
Currency translation adjustments	(7)	(9)	14
Amounts reclassified from AOCL(1)	(11)	1	74
Other comprehensive (loss) income	(18)	(8)	88
Distributions of RCPI and GPCI	—	173	—
Balance as of end of year	$(207)	$(189)	$(354)
Defined benefit plans:
Plans associated with continuing operations
Balance as of beginning of year	$(160)	$(176)	$(258)
Net actuarial gain arising during year	377	20	146
Deferred tax expense on net actuarial gain	(92)	(5)	(34)
(Gains) and losses reclassified from AOCL:
Amortization of experience loss	—	1	—
Defined benefit plan settlement (gains) losses	(22)	—	18
Reclassification upon sale of business(2)	—	—	1
Deferred tax expense (benefit) on reclassifications(3)	5	—	(5)
Other comprehensive income	268	16	126
Cumulative impact of adopting ASU 2018-02	—	—	(44)
Balance as of end of year	$108	$(160)	$(176)
Plans held for sale or distribution
Balance as of beginning of year	$—	$12	$11
Net actuarial loss arising during year	—	—	(5)
Deferred tax benefit on net actuarial loss	—	—	1
(Gains) and losses reclassified from AOCL:
Amortization of actuarial gain(4)	—	—	(2)
Reclassification upon sale of business(4)	—	—	5
Deferred tax expense on reclassifications(3)	—	—	(1)
Other comprehensive loss	—	—	(2)
Cumulative impact of adopting ASU 2018-02	—	—	3
Distributions of RCPI and GPCI	—	(12)	—
Balance as of end of year	$—	$—	$12
AOCL
Balance as of beginning of year	$(349)	$(518)	$(689)
Other comprehensive income	250	8	212
Cumulative impact of adopting ASU 2018-02	—	—	(41)
Distributions of RCPI and GPCI	—	161	—
Balance as of end of year	$(99)	$(349)	$(518)
(1)

In the year ended December 31, 2021, the reclassification of currency translation adjustment amounts to earnings relates to the sale of the remaining South American closures businesses. In the year ended December 31, 2019, $56 million of this amount relates to the release of currency translation adjustments upon the sale of our North American and Japanese closures businesses and is recorded in income from discontinued operations. The remaining amounts are recorded within other income (expense), net.

(2)	Reclassifications upon sale of businesses within continuing operations are recorded in other income (expense), net.
(3)	Taxes reclassified to income are recorded in income tax benefit (expense).
(4)	Reclassifications associated with plans held for sale or distribution are recorded in (loss) income from discontinued operations.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 17. Income Taxes

The components of income (loss) from continuing operations before income tax were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations before income taxes:
United States	$(41)	$(119)	$(113)
Foreign	70	(3)	(43)
Total income (loss) from continuing operations before income taxes	$29	$(122)	$(156)

Significant components of income tax benefit (expense) from continuing operations were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Current
U.S. Federal	$1	$132	$5
State and Local	(3)	4	(4)
Foreign	(21)	(17)	(19)
Total current income tax (expense) benefit	(23)	119	(18)
Deferred
U.S. Federal	40	(6)	(50)
State and Local	(17)	(1)	(16)
Foreign	4	—	—
Total deferred income tax benefit (expense)	27	(7)	(66)
Total income tax benefit (expense)	$4	$112	$(84)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to our income tax benefit (expense) was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Income tax (expense) benefit using the U.S. federal statutory income tax rate of 21%	$(6)	$26	$33
State and local taxes	—	5	(16)
Effect of tax rates in foreign jurisdictions	(4)	—	(13)
Non-deductible expenses	(1)	(5)	—
Non-deductible executive compensation	(3)	(2)	—
Tax exempt income and income at a reduced tax rate	3	—	3
Withholding taxes	(4)	(4)	(4)
Tax rate modifications	1	—	(1)
Change in valuation allowance	15	61	(93)
Tax on unremitted earnings	10	(1)	—
Change in uncertain tax positions	(1)	(8)	(2)
(Under) over provided in prior periods	(6)	(10)	4
Foreign tax credit	—	8	7
Other tax credits	2	2	4
Non-deductible management fees	—	(16)	(3)
Non-deductible transaction costs	—	(2)	—
Currency translation adjustment	—	—	(2)
CARES Act net operating loss carryback	—	61	—
Other	(2)	(3)	(1)
Total income tax benefit (expense)	$4	$112	$(84)

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

During the year ended December 31, 2021, our effective tax rate varied from the U.S. federal statutory income tax rate primarily as a result of the reduction in our valuation allowance and a reduction in deferred taxes for unremitted earnings, which was partially offset by the mix of income and losses taxed at varying rates among the jurisdictions in which we operate and nondeductible expenses. The decrease in the valuation allowance was primarily due to changes in the carrying value of the PEPP supporting the expected utilization of additional deferred interest deductions. The decrease in deferred taxes for unremitted earnings was primarily due to the pending divestitures of the Naturepak Beverage Packaging Co. Ltd and Beverage Merchandising Asia businesses.

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

During the year ended December 31, 2019, our effective tax rate varied from the U.S. federal statutory income tax rate primarily due to the mix of book income and losses among the jurisdictions in which we operate and additional valuation allowances mainly relating to the deductibility of deferred interest deductions, offset by a $7 million benefit as a result of filing amended returns to claim a foreign tax credit in lieu of a foreign tax deduction.

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes as well as tax attributes such as tax loss and tax credit carryforwards. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2021	2020
Deferred tax assets
Employee benefits	$52	$161
Operating lease liabilities	62	61
Inventory	22	27
Reserves	20	13
Tax losses	172	135
Tax credits	10	13
Interest	253	244
Total deferred tax assets	591	654
Valuation allowance	(140)	(165)
Total deferred tax assets net of valuation allowance	451	489
Deferred tax liabilities
Intangible assets	(373)	(377)
Property, plant and equipment	(256)	(232)
Operating lease right-of-use assets	(60)	(58)
Other	(1)	(8)
Total deferred tax liabilities	(690)	(675)
Net deferred tax liabilities	$(239)	$(186)

Tax loss and tax credit carryforwards, presented on a gross basis, were as follows:

	As of December 31,
	2021	2020
Tax loss carryforwards
Expires within 5 years	$140	$121
Expires after 5 years or indefinite expiration	1,170	1,028
Total tax loss carryforwards	$1,310	$1,149
Tax credit carryforwards
Expires within 5 years	$3	$3
Expires after 5 years or indefinite expiration	9	11
Total tax credit carryforwards	$12	$14

Deferred tax assets related to interest, tax loss carryovers and tax credit carryovers are available to offset future taxable earnings to the extent they are more-likely-than-not realizable. We have provided a valuation allowance to reduce the carrying value of certain of these

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

deferred tax assets, as we have concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Valuation allowances were $140 million and $165 million as of December 31, 2021 and 2020, respectively.

The following table reflects changes in valuation allowance for the respective periods:

	For the Years Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$165	$358	$308
(Benefit) expense	(15)	(61)	94
Write-off of net operating losses and other deferred tax assets	(10)	(122)	—
Transfers to held for sale or distribution	—	—	(43)
Currency translation adjustments and other	—	(10)	(1)
Balance at end of the year	$140	$165	$358

The changes in our valuation allowance during the years ended December 31, 2021 and 2020 are primarily attributable to changes in our assessment of recoverability in relation to deferred interest deductions. The decrease in valuation allowance during the year ended December 31, 2021 primarily related to changes in the carrying value of the PEPP supporting the expected utilization of additional deferred interest deductions and the $10 million write-off of net operating losses and other deferred tax assets resulting from the disposition of businesses in 2021. For the year ended December 31, 2020, the write-off of New Zealand net operating losses and other deferred tax assets resulting from the corporate restructuring and our IPO resulted in a reduction of $122 million in the valuation allowance, and the benefit of $61 million recognized during the year primarily arose from additional deferred interest deductions as a result of the CARES Act.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2021	2020	2019
Balance at beginning of the year	$15	$13	$10
Increases related to business combinations	1	—	—
Increase associated with tax positions taken during the current year	—	1	5
Increase (decrease) associated with positions taken during a prior year	1	2	(1)
Lapse of statute of limitations	(1)	(1)	(1)
Balance at end of the year	$16	$15	$13

Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019, are $16 million, $15 million and $10 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense. Net interest expense related to unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 was $1 million, zero and $1 million, respectively. Accrued interest and penalties as of December 31, 2021 and 2020 were $2 million and $1 million, respectively.

Each year we file income tax returns in the various federal, state, local and foreign income taxing jurisdictions in which we operate. In each jurisdiction our income tax returns are subject to examination and possible challenge by the tax authorities. Although ultimate timing is uncertain, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Currently, our 2016 and 2017 U.S. federal income tax returns are being examined by the IRS. We are currently subject to routine income tax examinations for U.S. federal, state, local and foreign jurisdictions for 2006 and forward.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 18. Related Party Transactions

As of December 31, 2021, 78% of our shares are owned by the Hart Stockholders.

In addition to the distributions of RCPI and GPCI to PFL in 2020, as described further in Note 3, Discontinued Operations, the related party entities and types of transactions we entered into with them are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Transaction Value for the Years Ended December 31,			Balance Outstanding as of December 31,
	2021	2020	2019	2021	2020
Balances and transactions with joint ventures
Included in other current assets				$9	$7
Sale of goods and services(1)	$27	$29	$26
Balances and transactions with other entities controlled by Mr. Graeme Hart
Current related party receivables				48	55
Sale of goods and services(2)	363	351	280
Transition services agreement and rental income(2)	11	16	—
Tax loss transfer(3)	—	25	—
Recharges(4)	6	3	4
Forgiveness of a balance(5)	—	(15)	—
Noncurrent related party receivables(6)				—	—
Interest income	—	9	15
Loan forgiveness	—	(347)	—
Related party payables				(10)	(10)
Purchase of goods(2)	(112)	(116)	(149)
Recharges(4)	(7)	(11)	(24)
Management fee(7)	—	(65)	(29)
Tax loss transfer(3)	—	(1)	(2)
(1)	All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and repayable on demand.
(2)

Following the distribution of RCPI on February 4, 2020, we continue to trade with them, selling and purchasing various goods and services under contractual arrangements that expire over a variety of periods through December 31, 2024. Prior to February 4, 2020, our continuing operations recognized revenue and cost of sales in respect of sales to and purchases from RCPI. Refer to Note 3, Discontinued Operations. As part of the separation process, amongst other agreements, we have entered into two lease arrangements with RCPI and entered into a transition services agreement to provide ongoing agreed services to RCPI, as requested. We do not trade with GPCI on an ongoing basis. We have entered into a transition services agreement to provide ongoing agreed services to GPCI, as requested. We have also entered into a tax matters agreement with GPCI. We have recognized a receivable of $9 million under the tax matters agreement in relation to GPCI’s estimated share of U.S. federal taxes in respect of the period from January 1, 2020 through to September 16, 2020.

(3)	Represents payments received or made for tax losses transferred between our entities and other entities controlled by Mr. Graeme Hart.
(4)

Represents certain costs paid on our behalf that were subsequently recharged to us. These charges are for various costs incurred including services provided, financing and other activities. All amounts are unsecured, non-interest bearing and settled on normal trade terms. As part of our IPO, we have entered into a transition services agreement with Rank under which Rank will, upon our request, continue to provide certain administrative and support services to us, and we will provide support services to Rank upon request. All services provided will be charged at an agreed hourly rate plus any third party costs.

(5)	In connection with our IPO, $15 million of current related party receivables owed by Rank was forgiven. We recognized this forgiveness as a reduction in retained earnings.
(6)

The loan with Rank, which was included in noncurrent related party receivables, accrued interest at a rate based on the average 90-day New Zealand bank bill rate, set quarterly, plus a margin of 3.25%. During the years ended December 31, 2020 and 2019, interest was charged at 3.46% to 4.28% and 4.40% to 5.15%, respectively. In preparation for our IPO, the loan receivable was forgiven. We recognized this forgiveness as a reduction in retained earnings.

(7)

Our financing agreements permitted the payment of management fees to related parties for management, consulting, monitoring and advising services. The management fees were paid pursuant to a services agreement with Rank. In connection with our IPO, we (i) paid an additional management fee of $22 million, in respect of the 2009 and 2010 financial years, (ii) paid a termination fee of $45 million for the termination of, and release from, the Rank services agreement, which included the management fee payable for the period January 1, 2020 to the date of termination of September 16, 2020, and (iii) were released of our obligation to pay the 2020 management fee. During the years ended December 31, 2020 and 2019, management fees of $49 million and $10 million, respectively, were recognized in other income (expense), net, with the remainder in discontinued operations.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 19. Equity Based Compensation

In conjunction with our IPO, we established the Equity Incentive Plan for purposes of granting stock or other equity based compensation awards to our employees (including our senior management), directors, consultants and advisors. The maximum number of shares of common stock initially available for issuance under our Equity Incentive Plan was 9,079,395 shares.

Equity based compensation expense of $11 million and $2 million for the years ended December 31, 2021 and 2020, respectively, was recognized in selling, general and administrative expenses.

Restricted Stock Units

We grant RSUs to certain members of management and certain members of our Board of Directors. These RSUs required future service to be provided and vest in annual installments over a period ranging from 1 to 4 years beginning on the first anniversary of the original grant date. The following table summarizes RSU activity during 2021:

(In thousands, except per-share amounts)	Number of Stock Units	Weighted Average Grant Date Fair Value
Non-vested, at January 1	297	$14.00
Granted	1,510	$14.69
Forfeited	(80)	$14.60
Vested	(236)	$14.00
Non-vested, at December 31	1,491	$14.67

Unrecognized compensation cost related to unvested RSUs as of December 31, 2021 was $14 million, which is expected to be recognized over a weighted average period of 2.6 years. The total vest date fair value of shares that vested during the year ended December 31, 2021 was $3 million.

Performance Share Units

During the year ended December 31, 2021, we granted PSUs to certain members of management which vest on the third anniversary of the original grant date. Based on the achievement of various company performance targets during a performance period set by our Compensation Committee, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 250%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. During the year ended December 31, 2021, all of our PSUs were forfeited. The following table summarizes PSU activity during 2021:

(In thousands, except per-share amounts)	Number of Stock Units	Weighted Average Grant Date Fair Value
Non-vested, at January 1	—	$—
Granted	298	$15.05
Forfeited	(298)	$15.05
Non-vested, at December 31	—	$—

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 20. Earnings per Share

Earnings (loss) per share, including a reconciliation of the number of shares used for our earnings (loss) per share calculation, was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders:
From continuing operations	$31	$(12)	$(239)
From discontinued operations	(8)	(15)	330
Total	$23	$(27)	$91

Weighted average number of shares outstanding
Basic	177.4	146.2	134.4
Effect of dilutive securities	0.3	—	—
Diluted	177.7	146.2	134.4

Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.17	$(0.08)	$(1.78)
Diluted	$0.17	$(0.08)	$(1.78)
From discontinued operations
Basic	$(0.04)	$(0.10)	$2.46
Diluted	$(0.04)	$(0.10)	$2.46
Total
Basic	$0.13	$(0.18)	$0.68
Diluted	$0.13	$(0.18)	$0.68

The weighted average number of shares outstanding prior to our IPO reflects our conversion to a Delaware incorporated entity and the subsequent stock split, as detailed in Note 1, Nature of Operations and Basis of Presentation. The stock split has been retroactively reflected, resulting in 134.4 million weighted average number of shares outstanding for the year ended December 31, 2019. The weighted average number of shares outstanding during the year ended December 31, 2020 reflects the weighted average number of shares outstanding, as described above, plus the weighted average shares issued on September 21, 2020 as part of our IPO and 1.7 million shares issued on October 20, 2020 as part of the exercise of the overallotment option.

For the years ended December 31, 2021, 2020 and 2019, the number of anti-dilutive potential common shares excluded from the calculation above totaled 0.5 million, 0.3 million and 0.2 million, respectively.

Our Board of Directors approved a dividend of $0.10 per share on February 22, 2022 to be paid on March 15, 2022 to shareholders of record as of March 4, 2022.

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

Food Merchandising - Manufactures products that protect and attractively display food while preserving freshness. Food Merchandising products include clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and molded fiber egg cartons.

Beverage Merchandising - Manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets. Beverage Merchandising manufactures and supplies integrated fresh carton systems, which include printed cartons, spouts and filling machinery. It also produces fiber-based

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

liquid packaging board for its internal requirements and to sell to other fresh beverage carton manufacturers as well as a range of paper-based products which it sells to paper and packaging converters.

Other/Unallocated - In addition to our reportable segments, we have other operating segments that do not meet the threshold for presentation as a reportable segment. These operating segments include the remaining components of our former closures businesses, which generate revenue from the sale of caps and closures, and are presented as Other in the reconciliation between total reportable segment amounts and the equivalent consolidated measure. Unallocated includes corporate costs, primarily relating to companywide functions such as finance, tax and legal and the effects of the PEPP and equity based compensation.

Information by Segment

We present reportable segment Adjusted EBITDA as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments.

Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items, including but not limited to, restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, executive transition charges, goodwill impairment charges, related party management fees and strategic review and transaction-related costs.

Reportable segment assets represent trade receivables, inventory and property, plant and equipment.

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
2021
Net revenues	$2,341	$1,531	$1,463	$5,335
Intersegment revenues	—	—	96	96
Total reportable segment net revenues	2,341	1,531	1,559	5,431
Adjusted EBITDA	291	232	44	567
Depreciation & amortization	168	81	92	341
Capital expenditures	107	51	114	272
Reportable segment assets	1,380	737	951	3,068
2020
Net revenues	$1,811	$1,396	$1,368	$4,575
Intersegment revenues	—	—	101	101
Total reportable segment net revenues	1,811	1,396	1,469	4,676
Adjusted EBITDA	241	252	148	641
Depreciation & amortization	139	81	63	283
Capital expenditures	117	52	107	276
Reportable segment assets	1,064	703	1,039	2,806
2019
Net revenues	$2,160	$1,388	$1,483	$5,031
Intersegment revenues	—	—	123	123
Total reportable segment net revenues	2,160	1,388	1,606	5,154
Adjusted EBITDA	336	223	196	755
Depreciation & amortization	112	90	61	263
Capital expenditures	138	55	80	273
Reportable segment assets	1,090	727	972	2,789

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated GAAP income (loss) from continuing operations before income taxes:

	For the Years Ended December 31,
	2021	2020	2019
Reportable segment Adjusted EBITDA	$567	$641	$755
Other	7	8	11
Unallocated	(43)	(34)	(75)
	531	615	691
Adjustments to reconcile to GAAP income (loss) from continuing operations before income taxes
Interest expense, net	(191)	(371)	(433)
Depreciation and amortization	(344)	(289)	(273)
Restructuring, asset impairment and other related charges	(9)	(28)	(46)
Gain (loss) on sale of business and noncurrent assets	—	1	(22)
Non-cash pension income (expense)	101	71	(6)
Operational process engineering related consultancy costs	(21)	(13)	(27)
Business acquisition costs and purchase accounting adjustments	(15)	—	—
Unrealized (losses) gains on derivatives	(7)	10	4
Foreign exchange losses on cash	(2)	(15)	(8)
Executive transition charges	(10)	—	—
Goodwill impairment charges	—	(6)	(16)
Related party management fee	—	(49)	(10)
Strategic review and transaction-related costs	—	(47)	(7)
Other	(4)	(1)	(3)
Income (loss) from continuing operations before tax	$29	$(122)	$(156)

The following table presents a reconciliation of reportable segment depreciation and amortization to consolidated depreciation and amortization from continuing operations:

	For the Years Ended December 31,
	2021	2020	2019
Reportable segment depreciation and amortization	$341	$283	$263
Other	3	6	10
Depreciation and amortization from continuing operations	$344	$289	$273

The following table presents a reconciliation of reportable segment capital expenditures to consolidated capital expenditures:

	For the Years Ended December 31,
	2021	2020	2019
Reportable segment capital expenditures	$272	$276	$273
Other	1	3	6
Unallocated	9	3	6
Discontinued operations	—	128	344
Capital expenditures	$282	$410	$629

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of December 31,
	2021	2020
Reportable segment assets	$3,068	$2,806
Other	37	34
Unallocated(1)	3,916	4,003
Total assets	$7,021	$6,843
(1)

Unallocated includes unallocated assets, which are comprised of cash and cash equivalents, other current assets, assets held for sale, entity-wide property, plant and equipment, operating lease ROU assets, goodwill, intangible assets, deferred income taxes, related party receivables and other noncurrent assets.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Foodservice
Drinkware(1)	$915	$685	$851
Containers(1)	995	779	791
Tableware(1)	222	169	293
Serviceware and other(1)	209	178	225
Food Merchandising
Meat trays	358	373	353
Bakery/snack/produce/fruit containers	323	283	311
Prepared food trays	162	131	174
Egg cartons	93	99	98
Tableware(2)	390	349	307
Other	205	161	145
Beverage Merchandising
Cartons for fresh beverage products	834	795	812
Liquid packaging board	396	387	446
Paper products	329	287	348
Reportable segment net revenues	5,431	4,676	5,154
Other / Unallocated
Other	102	114	160
Inter-segment eliminations	(96)	(101)	(123)
Net revenues	$5,437	$4,689	$5,191
(1)	Certain product sales in the prior year periods have been re-categorized to conform with the current year presentation as the segment realigned its go-to-market product strategy.
(2)	During the current year, Food Merchandising changed the name of its historical Dinnerware product line to Tableware.

Geographic Data

Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment, net and operating lease ROU assets, net) are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net revenues:
United States	$4,710	$4,046	$4,484
Rest of North America	447	354	383
Other	280	289	324
Net revenues	$5,437	$4,689	$5,191

	As of December 31,
	2021	2020
Long-lived assets:
United States	$1,908	$1,789
Rest of North America	97	96
Other	59	60
Long-lived assets	$2,064	$1,945

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 includes all of our subsidiaries with the exception of the operations of Fabri-Kal. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for up to one year from the date of the acquisition. We are in the process of implementing our internal control over financial reporting over the operations of Fabri-Kal. The net revenues and total assets of Fabri-Kal represented approximately 2% and 6%, respectively, of the consolidated financial statement amounts for the year ended and as of December 31, 2021.

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021, based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 21, 2022, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company determined that no amounts would be payable under the Company’s 2021 Annual Incentive Plan (the “2021 AIP”) pursuant to its terms. Nevertheless, after taking into consideration the collective impact of certain extraordinary events on the Company’s Adjusted EBITDA in 2021, including disruptions caused by Winter Storm Uri, Tropical Storm Fred and the coronavirus pandemic, the Committee elected to exercise its discretion to authorize payments to participants in the 2021 AIP in amounts that, in the aggregate, roughly approximate the amounts that would have been payable had such extraordinary events not prevented the achievement of the minimum Adjusted EBITDA threshold set forth in the 2021 AIP, resulting in payments equal to approximately 30% of each participant’s target bonus, subject to (i) proration in the case of employees who joined after January 1, 2021 and (ii) managers’ discretion to deviate upward or downward based on an individual participant’s performance. In connection with this determination, the Committee authorized the payment of bonuses under the 2021 AIP (x) to Michael J. Ragen of $190,335.60, (y) to Timothy A. Levenda of $167,328.00 and (z) to Eric A. Wulf of $101,890.80. After considering the Committee’s determination, assessing Michael J. King’s performance as Chief Executive Officer of the Company and considering the totality of the circumstances, on February 22, 2022 the Board authorized the payment of a bonus under the 2021 AIP to Mr. King of $448,200.00.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021 (our “2022 Proxy Statement”).

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pactivevergreen.com) under “Corporate Governance—Documents and Charters.” We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendment to, or waiver of, a provision of that Code by posting any required information on that website.

The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other document we file with or furnish to the SEC.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements:

Index:

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not of amounts sufficient to require submission of the schedule or the required information is otherwise included in our consolidated financial statements and related notes.

3. Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this report:

			Incorporated by Reference
Exhibit	Exhibit Title	Filed Here-with?	Form	Exhibit No.	Date Filed
2.1#	Stock Purchase Agreement, dated as of September 7, 2021, among Two Mitts, Inc., Fabri-Kal Corporation, Monarch Mill Pond, LLC, Pure Pulp Products, LLC and Pactiv Evergreen Group Holdings Inc.		8-K	2.1	Sept. 8, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		8-K	3.1	Sept. 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.		8-K	3.2	Sept. 21, 2020
4.1

Indenture, dated as of October 1, 2020, among the Registrant and the other Issuers party thereto, the Guarantors party thereto from time to time, Wilmington Trust, National Association, as trustee, paying agent and registrar, and The Bank of New York Mellon, as collateral agent.

		X
4.2	Indenture, dated as of September 24, 2021, among the Registrant and the other Issuers party thereto, the Guarantors party thereto from time to time, Wilmington Trust, National Association, as trustee, paying agent and registrar, and The Bank of New York Mellon, as collateral agent.		8-K	4.1	Sept. 27, 2021
4.3

Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Exchange Act. The Registrant undertakes to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.		10-K	4.2	Feb. 24, 2021
10.1	Fourth Amended and Restated Credit Agreement, dated as of August 5, 2016, as conformed to reflect amendments through the Refinancing Amendment, dated October 1, 2020, by and among Reynolds Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto from time to time, the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent.		10-K	10.41	Feb. 25, 2021

10.2	Specified Refinancing Amendment and Amendment No. 13, dated as of October 1, 2020, to the Fourth Amended and Restated Credit Agreement, among Reynolds Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto and Credit Suisse, AG Cayman Islands Branch, as administrative agent.		8-K	10.1	Oct. 1, 2020
10.3	Specified Refinancing Amendment and Amendment No. 14, dated as of September 24, 2021, to the Fourth Amended and Restated Credit Agreement, among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto and Credit Suisse, AG Cayman Islands Branch, as administrative agent.		8-K	10.1	Sept. 27, 2021
10.4	Registration Rights Agreement, dated as of September 21, 2020, between Packaging Finance Limited and the Registrant.		8-K	10.1	Sept. 21, 2020
10.5	Joinder to the Registration Rights Agreement, dated as of September 21, 2020, among Packaging Finance Limited, Rank International Holdings Inc. and the Registrant.		8-K	10.2	Sept. 21, 2020
10.6	Stockholders Agreement, dated as of September 21, 2020, among Packaging Finance Limited and the Registrant.		8-K	10.3	Sept. 21, 2020
10.7	Joinder to the Stockholders Agreement, dated as of September 21, 2020, among Packaging Finance Limited, Rank International Holdings Inc. and the Registrant.		8-K	10.4	Sept. 21, 2020
10.8	Tax Matters Agreement, dated as of February 4, 2020, among Reynolds Group Holdings Inc., Reynolds Consumer Products Inc. and the Registrant.	X
10.9	Tax Matters Agreement, dated as of September 21, 2020, among Reynolds Group Holdings Inc., Graham Packaging Company Inc. and the Registrant.		8-K	10.5	Sept. 21, 2020
10.10	Master Supply Agreement, dated as of November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer.		S-1	10.2	Aug. 24, 2020
10.11	Master Supply Agreement, dated as of November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer.		S-1	10.3	Aug. 24, 2020
10.12	Warehousing and Freight Services Agreement, dated as of November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC.		S-1	10.4	Aug. 24, 2020
10.13	Amended and Restated Lease Agreement, dated as of January 1, 2020, between Pactiv LLC, as Landlord, and Reynolds Consumer Products LLC, as Tenant.		S-1	10.7	Aug. 24, 2020
10.14	Group Annuity Contract Offer and Acceptance Agreement, dated as of July 14, 2021, among Massachusetts Mutual Life Insurance Company, Pactiv LLC and the Pactiv North America Pension Plans Investment Committee.		10-Q	10.3	Nov. 4, 2021
10.15*	Pactiv Evergreen Inc. Equity Incentive Plan.		8-K	10.7	Sept. 21, 2020
10.16*	Form of Restricted Stock Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.		8-K	10.8	Sept. 21, 2020
10.17*	Form of Performance Share Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.		8-K	10.9	Sept. 21, 2020
10.18*	Reynolds Services Inc. Nonqualified Deferred Compensation Plan, amended and restated as of February 3, 2020.		S-1	10.33	Aug. 24, 2020
10.19*	Evergreen Packaging Group Nonqualified Deferred Compensation Plan, amended and restated as of January 1, 2017.		S-1	10.34	Aug. 24, 2020

10.20*	Form of Director and Officer Indemnification Agreement.		S-1	10.1	Aug. 24, 2020
10.21*	Employment Agreement, dated as of March 5, 2021, between Pactiv LLC and Michael King.		10-Q	10.4	May 6, 2021
10.22*	Employment Agreement, dated as of July 8, 2019, between Pactiv LLC and Michael Ragen.		S-1	10.13	Aug. 24, 2020
10.23*	Retention Agreement, dated as of July 17, 2019, between Pactiv LLC and Michael Ragen.		S-1	10.14	Aug. 24, 2020
10.24*	Employment Agreement, dated as of July 8, 2019, between Pactiv LLC and Eric Wulf.		10-Q	10.1	Aug. 5, 2021
10.25*	Employment Agreement, dated as of July 31, 2019, between Pactiv LLC and Tim Levenda.		10-Q	10.2	Aug. 5, 2021
10.26*	Offer Letter, dated as of July 27, 2021, between Byron Racki and the Registrant.		10-Q	10.1	Nov. 4, 2021
10.27*	Offer Letter, dated as of August 25, 2021, between Doug Owenby and the Registrant.		10-Q	10.2	Nov. 4, 2021
10.28*	Offer Letter, dated as of May 6, 2021, between Chandra Mitchell and the Registrant.	X
10.29*	Amended and Restated Employment Agreement, dated as of July 8, 2019, between Pactiv LLC and John McGrath.		S-1	10.8	Aug. 24, 2020
10.30*	Retirement Agreement, effective as of March 5, 2021, between Pactiv LLC and John McGrath.		10-Q	10.1	May 6, 2021
10.31*	Consulting and Restrictive Covenants Agreement, effective as of March 5, 2021, between John McGrath and the Registrant.		10-Q	10.3	May 6, 2021
10.32*	Employment Agreement, dated as of February 20, 2017, between Evergreen Packaging Inc. and John Rooney.		S-1	10.17	Sept. 8, 2020
10.33*	Amendment to Employment Agreement, dated as of July 11, 2019, between Evergreen Packaging Inc. and John Rooney.		S-1	10.18	Aug. 24, 2020
10.34*	Separation Agreement, dated March 28, 2021, between Evergreen Packaging LLC and John Rooney.		10-Q	10.2	May 6, 2021
21.1	List of Subsidiaries.	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Exchange Act. The registrant agrees to furnish supplementally a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission or its staff upon request.

* Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACTIV EVERGREEN INC.

Date: February 24, 2022	By:	/s/ Michael J. King
Michael J. King
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Ragen and Chandra J. Mitchell, jointly and severally, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J. King	President and Chief Executive Officer and Director (principal executive officer)	February 24, 2022
Michael J. King

/s/ Michael J. Ragen	Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2022
Michael J. Ragen

/s/ Jonathan D. Rich	Chairman of the Board of Directors	February 24, 2022
Jonathan D. Rich

/s/ LeighAnne G. Baker	Director	February 24, 2022
LeighAnne G. Baker

/s/ Allen P. Hugli	Director	February 24, 2022
Allen P. Hugli

/s/ Rolf Stangl	Director	February 24, 2022
Rolf Stangl

/s/ Felicia D. Thornton	Director	February 24, 2022
Felicia D. Thornton