Form 10-Q
period 2022-03-31
Pactiv Evergreen Inc.
filed 2022-05-05
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 177,668,402 shares of common stock, $0.001 par value per share, outstanding as of April 29, 2022.

FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and anticipated growth in the markets served by our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021. You should specifically consider these numerous risks. These risks include, among others, those related to:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Income (Loss)

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net revenues	$1,495	$1,164
Cost of sales	(1,263)	(1,056)
Gross profit	232	108
Selling, general and administrative expenses	(142)	(126)
Restructuring, asset impairment and other related charges	—	2
Other income, net	28	6
Operating income (loss) from continuing operations	118	(10)
Non-operating income, net	10	23
Interest expense, net	(49)	(42)
Income (loss) from continuing operations before tax	79	(29)
Income tax (expense) benefit	(36)	18
Income (loss) from continuing operations	43	(11)
Loss from discontinued operations, net of income taxes	—	(3)
Net income (loss)	43	(14)
Income attributable to non-controlling interests	—	(1)
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$43	$(15)
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.24	$(0.07)
Diluted	$0.24	$(0.07)
From discontinued operations
Basic	$—	$(0.02)
Diluted	$—	$(0.02)
Total
Basic	$0.24	$(0.09)
Diluted	$0.24	$(0.09)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$43	$(14)
Other comprehensive loss, net of income taxes:
Currency translation adjustments	4	(20)
Defined benefit plans	(103)	—
Other comprehensive loss	(99)	(20)
Comprehensive loss	(56)	(34)
Comprehensive income attributable to non-controlling interests	—	(1)
Comprehensive loss attributable to Pactiv Evergreen Inc. common shareholders	$(56)	$(35)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of March 31, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$283	$197
Accounts receivable, net of allowances for doubtful accounts of $4 and $3	502	474
Related party receivables	41	48
Inventories	968	854
Other current assets	113	127
Assets held for sale	134	162
Total current assets	2,041	1,862
Property, plant and equipment, net	1,771	1,786
Operating lease right-of-use assets, net	272	278
Goodwill	1,812	1,812
Intangible assets, net	1,112	1,127
Deferred income taxes	7	7
Other noncurrent assets	147	149
Total assets	$7,162	$7,021
Liabilities
Accounts payable	$433	$364
Related party payables	11	10
Current portion of long-term debt	30	30
Current portion of operating lease liabilities	62	61
Income taxes payable	5	8
Accrued and other current liabilities	373	315
Liabilities held for sale	27	31
Total current liabilities	941	819
Long-term debt	4,213	4,220
Long-term operating lease liabilities	222	229
Deferred income taxes	231	246
Long-term employee benefit obligations	194	79
Other noncurrent liabilities	144	140
Total liabilities	$5,945	$5,733
Commitments and contingencies (Note 12)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 177,668,402 and 177,250,974 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	628	625
Accumulated other comprehensive loss	(198)	(99)
Retained earnings	783	758
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,213	1,284
Non-controlling interests	4	4
Total equity	1,217	1,288
Total liabilities and equity	$7,162	$7,021

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Controlling Interests	Total Equity
For the Three Months Ended March 31, 2021
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074
Net (loss) income	—	—	—	—	(15)	1	(14)
Other comprehensive loss, net of income taxes	—	—	—	(20)	—	—	(20)
Equity based compensation	—	—	4	—	—	—	4
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of March 31, 2021	177.2	$—	$618	$(369)	$773	$4	$1,026

For the Three Months Ended March 31, 2022
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288
Net income	—	—	—	—	43	—	43
Other comprehensive loss, net of income taxes	—	—	—	(99)	—	—	(99)
Equity based compensation	—	—	4	—	—	—	4
Vesting of restricted stock units, net of tax withholdings	0.4	—	(1)	—	—	—	(1)
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of March 31, 2022	177.7	$—	$628	$(198)	$783	$4	$1,217

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash provided by operating activities
Net income (loss)	$43	$(14)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	84	73
Deferred income taxes	18	(27)
Unrealized (gain) loss on derivatives	(5)	1
Other asset impairment charges	—	(2)
Gain on sale of businesses and noncurrent assets	(27)	—
Non-cash portion of employee benefit obligations	(10)	(21)
Non-cash portion of operating lease expense	19	20
Amortization of OID and DIC	1	1
Loss on extinguishment of debt	—	1
Equity based compensation	4	4
Other non-cash items, net	2	(2)
Change in assets and liabilities:
Accounts receivable, net	(11)	(51)
Inventories	(115)	(35)
Other current assets	9	(3)
Accounts payable	66	41
Operating lease payments	(19)	(19)
Income taxes payable/receivable	(1)	25
Accrued and other current liabilities	59	13
Employee benefit obligation contributions	(1)	—
Other assets and liabilities	4	4
Net cash provided by operating activities	120	9
Cash used in investing activities
Acquisition of property, plant and equipment	(50)	(60)
Acquisition of business, net of cash acquired	(2)	—
Disposal of businesses and joint venture equity interests, net of cash disposed	47	(6)
Net cash used in investing activities	(5)	(66)
Cash used in financing activities
Long-term debt repayments	(6)	(62)
Premium on redemption of long-term debt	—	(1)
Dividends paid to common shareholders	(18)	(18)
Other financing activities	(3)	—
Net cash used in financing activities	(27)	(81)
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Increase (decrease) in cash and cash equivalents	88	(140)
Cash and cash equivalents, including amounts classified as held for sale, as of beginning of the period	214	468
Cash and cash equivalents as of end of the period	$302	$328
Cash and cash equivalents are comprised of:
Cash and cash equivalents	$283	$328
Cash and cash equivalents classified as assets held for sale	19	—
Cash and cash equivalents as of end of the period	$302	$328
Cash paid (received):
Interest	$22	$20
Income taxes paid (refunded), net	19	(16)

Significant non-cash investing and financing activities

During the three months ended March 31, 2022 and 2021, we recognized operating lease right-of-use assets and lease liabilities of $10 million and $33 million, respectively.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

The accompanying condensed consolidated financial statements comprise the accounts of Pactiv Evergreen Inc. (“PTVE”) and its subsidiaries (“we”, “us”, “our” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations and balance sheet. Among other effects, such changes could result in future impairments of goodwill, intangibles and long-lived assets, and adjustments to reserves for employee benefits and income taxes. The estimated recoverable amounts associated with asset impairments represent Level 3 measurements in the fair value hierarchy, which include inputs that are not based on observable market data.

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

Accounting Guidance Issued but Not Yet Adopted as of March 31, 2022

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (“ASC 606”). Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. This ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. This ASU is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. This ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.

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

Note 2. Acquisitions and Dispositions

Acquisitions

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal LLC, Monarch Mill Pond LLC and Pure Pulp Products LLC (collectively, “Fabri-Kal”) for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million which was paid during the three months ended March 31, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the consumer packaging goods and institutional foodservice markets. The acquisition includes four manufacturing facilities in the United States. The acquisition is expected to broaden our portfolio of sustainable packaging products and expand our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

The Fabri-Kal acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our condensed consolidated financial statements from the date of acquisition. Included in our condensed consolidated statements of income (loss) are Fabri-Kal’s net revenues of $102 million for the three months ended March 31, 2022.

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

We allocated the intangible assets acquired to the Foodservice segment which included $56 million of customer relationships with an estimated life of 8 years and $34 million of definite-lived trademarks with an estimated life of 10 years. We increased the cost of acquired inventories by $12 million, all of which was expensed as a component of cost of sales during the year ended December 31, 2021. We allocated $66 million of goodwill to the Foodservice segment, of which $42 million is expected to be tax deductible. Goodwill arises principally as a result of expansion opportunities provided by Fabri-Kal’s manufacturing

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

capacity to better serve our customers and plant operation synergies. The purchase price allocation in the table above is preliminary and subject to the finalization of our valuation analysis.

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

The carrying amounts of the major classes of Beverage Merchandising Asia’s assets and liabilities as of March 31, 2022 and December 31, 2021 comprised the following:

	As of March 31, 2022	As of December 31, 2021
Cash and cash equivalents	$19	$17
Accounts receivable	22	27
Inventories	23	23
Other current assets	2	3
Property, plant and equipment	47	48
Goodwill	14	14
Deferred income taxes	3	3
Other noncurrent assets	4	4
Total current assets held for sale	$134	$139
Accounts payable	$4	$7
Income taxes payable	3	3
Accrued and other current liabilities	17	18
Long-term employee benefit obligations	1	1
Deferred income taxes	2	2
Total current liabilities held for sale	$27	$31

Income from operations before income taxes for Beverage Merchandising Asia for the three months ended March 31, 2022 and 2021 were $5 million and $6 million, respectively.

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd., our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. As a result, as of December 31, 2021, we reclassified the carrying value of our interests in Naturepak Beverage Packaging Co. Ltd. to assets held for sale. The transaction closed on March 29, 2022, and we received preliminary proceeds of $47 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion, resulting in a preliminary gain on the sale of our equity interests of $27 million during the three months ended March 31, 2022 which was reflected in other income, net. Our interests in Naturepak Beverage Packaging Co. Ltd. did not meet the criteria to be presented as discontinued operations.

During the third quarter of 2020, we committed to a plan to sell the South American closures businesses included in the Other operating segment. In December 2020, we entered into an agreement to sell the businesses. On March 31, 2021, we completed the sale of the South American closures businesses for an immaterial amount and recognized a partial reversal of the initial impairment charge of $2 million during the three months ended March 31, 2021 which was reflected in restructuring, asset

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

impairment and other related charges. This partial reversal was driven by a change in the carrying value of the assets held for sale as of the disposal date. The operations of the South American closures businesses did not meet the criteria to be presented as discontinued operations. The South American closures businesses’ income from operations before income taxes for the three months ended March 31, 2021 was insignificant.

Note 3. Restructuring, Asset Impairment and Other Related Charges

There were no restructuring, asset impairment and other related charges recorded during the three months ended March 31, 2022. During the three months ended March 31, 2021, we recorded the following restructuring, asset impairment and other related charges:

	Other Asset Impairment	Total
Other	$(2)	$(2)
Total	$(2)	$(2)

For the three months ended March 31, 2021, we recorded a partial reversal of the initial impairment charge relating to the sale of the South American closures businesses of $2 million. Refer to Note 2, Acquisitions and Dispositions, for additional details.

The following table summarizes the changes to our restructuring liability for the three months ended March 31, 2022:

	December 31, 2021	Charges to Earnings	Cash Paid	March 31, 2022
Employee termination costs	$2	$—	$—	$2
Total	$2	$—	$—	$2

We expect to settle our restructuring liability within twelve months.

Note 4. Inventories

The components of inventories consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Raw materials	$243	$226
Work in progress	114	102
Finished goods	512	427
Spare parts	99	99
Inventories	$968	$854

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Land and land improvements	$72	$72
Buildings and building improvements	641	638
Machinery and equipment	3,395	3,383
Construction in progress	193	170
Property, plant and equipment, at cost	4,301	4,263
Less: accumulated depreciation	(2,530)	(2,477)
Property, plant and equipment, net	$1,771	$1,786

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of income (loss):

	For the Three Months Ended March 31,
	2022	2021
Cost of sales	$63	$54
Selling, general and administrative expenses	6	6
Total depreciation expense	$69	$60

Note 6. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Other (1)	Total
Balance as of December 31, 2021	$990	$770	$52	$—	$1,812
Movements	—	—	—	—	—
Balance as of March 31, 2022	$990	$770	$52	$—	$1,812
Accumulated impairment losses	$—	$—	$—	$15	$15

(1)	Other includes operations that do not meet the quantitative threshold for reportable segments.

Intangible assets, net consisted of the following:

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,075	$(609)	$466	$1,075	$(594)	$481
Trademarks	$42	(9)	33	$42	(9)	33
Other	12	(12)	—	12	(12)	—
Total finite-lived intangible assets	$1,129	$(630)	$499	$1,129	$(615)	$514
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,742	$(630)	$1,112	$1,742	$(615)	$1,127

Amortization expense for intangible assets of $15 million and $13 million for the three months ended March 31, 2022 and 2021, respectively, was recognized in selling, general and administrative expenses.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Accrued personnel costs	$92	$86
Accrued rebates and credits	98	87
Accrued interest	44	19
Other(1)	139	123
Accrued and other current liabilities	$373	$315

(1)	Other includes items such as accruals for freight, utilities and property and other non-income related taxes.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 8. Debt

Debt consisted of the following:

	As of	As of
	March 31,	December 31,
	2022	2021
Credit Agreement	$2,244	$2,250
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	276	276
8.375% Debentures due 2027	200	200
Other	51	53
Total principal amount of borrowings	4,271	4,279
Deferred financing transaction costs (“DIC”)	(16)	(17)
Original issue discounts, net of premiums (“OID”)	(12)	(12)
	4,243	4,250
Less: current portion	(30)	(30)
Long-term debt	$4,213	$4,220

We were in compliance with all debt covenants during the three months ended March 31, 2022 and the year ended December 31, 2021.

On September 24, 2021, we incurred $1,015 million of term loans (“U.S. term loans tranche B-3”) and issued $500 million aggregate principal amount of 4.375% senior secured notes (“4.375% Notes”). A portion of the net proceeds from the U.S. term loans Tranche B-3, along with the net proceeds from the 4.375% Notes, was used to repay the $1,207 million of existing U.S. term loans Tranche B-1 maturing in February 2023, including accrued interest, extinguishing this tranche of borrowings. The balance of the net proceeds from the U.S. term loans Tranche B-3 was used to partially fund the acquisition of Fabri-Kal. During the three months ended March 31, 2021, we repaid the remaining $59 million of the 5.125% senior secured notes at a price of 101.281%. The early repayment of these senior secured notes resulted in a loss on extinguishment of debt of $1 million in respect of the premium on redemption, which was recognized in interest expense, net.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

		Value Drawn or Utilized as of	Applicable Interest Rate as of
	Maturity Date	March 31, 2022	March 31, 2022
Term Tranches
U.S. term loans Tranche B-2	February 5, 2026	$1,234	LIBOR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$1,010	LIBOR (floor of 0.500%) + 3.500%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2024	$44	—

(1)      The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 and Tranche B-3 for the three months ended March 31, 2022 were 3.39% and 4.00%, respectively. The weighted average contractual interest rates related to our U.S. term loans Tranche B-1 and B-2 for the three months ended March 31, 2021 were 2.88% and 3.38%, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates.

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

The Credit Agreement contains customary covenants which restrict us from certain activities including, among other things, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the Credit Agreement.

Notes

Outstanding Notes, as of March 31, 2022, are summarized below:

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

Pactiv Debentures

As of March 31, 2022, we had outstanding the following debentures (together, the “Pactiv Debentures”):

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

Other borrowings

Other borrowings represented finance lease obligations of $51 million and $53 million as of March 31, 2022 and December 31, 2021, respectively.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of March 31, 2022:

2022	$23
2023	30
2024	29
2025	304
2026	1,202
Thereafter	2,683
Total principal amount of borrowings	$4,271

Fair value of our long-term debt

The fair value of our long-term debt as of March 31, 2022 and December 31, 2021 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$2,233	$2,188	$2,239	$2,243
Notes:
4.000% Senior Secured Notes due 2027	992	930	991	975
4.375% Senior Secured Notes due 2028	495	461	495	497
Pactiv Debentures:
7.950% Debentures due 2025	273	283	273	305
8.375% Debentures due 2027	199	207	199	222
Other	51	51	53	53
Total	$4,243	$4,120	$4,250	$4,295

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
Interest expense:
Credit Agreement	$21	$19
Notes	15	10
Pactiv Debentures	10	10
Interest income	—	(1)
Amortization:
DIC	1	1
Net foreign currency exchange losses	1	1
Loss on extinguishment of debt:
Redemption premiums	—	1
Other	1	1
Interest expense, net	$49	$42

Note 9. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of March 31, 2022		As of December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$5	$—	$1	$(1)
Total fair value	$5	$—	$1	$(1)
Recorded in:
Other current assets	$5	$—	$1	$—
Accrued and other current liabilities	—	—	—	(1)
Total fair value	$5	$—	$1	$(1)

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

During the three months ended March 31, 2022 and 2021, we recognized an unrealized gain of $5 million and an unrealized loss of $1 million, respectively, in cost of sales.

The following table provides the detail of outstanding commodity derivative contracts as of March 31, 2022:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Benzene swaps	U.S. liquid gallon	5,518,856	$3.12 - $4.05	May 2022 - Dec 2022
Natural gas swaps	Million BTU	224,024	$2.81 - $2.81	May 2022 - Sep 2022

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 10. Employee Benefits

Net periodic benefit income for defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
Service cost	$—	$(2)
Interest cost	(21)	(27)
Expected return on plan assets	21	50
Ongoing net periodic benefit income	—	21
Income due to settlement(1)	10	—
Total net periodic benefit income	$10	$21
(1)	Refer to the Pension Partial Settlement Transactions section below for additional details.

Net periodic benefit income for defined benefit pension plans and other post-employment benefit plans was recognized as follows:

	For the Three Months Ended March 31,
	2022	2021
Cost of sales	$—	$(2)
Non-operating income, net	10	23
Total net periodic benefit income	$10	$21

No contributions to the Pactiv Evergreen Pension Plan (“PEPP”) are expected to be made in 2022.

Pension Partial Settlement Transactions

On February 24, 2022, we purchased with $1,260 million of PEPP assets a non-participating group annuity contract from an insurance company and transferred $1,257 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 13,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured, and we recognized a non-cash pre-tax pension settlement gain of $10 million in the three months ended March 31, 2022.

On July 21, 2021, we purchased with $941 million of PEPP assets a non-participating group annuity contract from an insurance company and transferred $959 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 16,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured, and we recognized a non-cash pre-tax pension settlement gain of $22 million in the third quarter of 2021.

Note 11. Other Income, Net

Other income, net consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
Gain on sale of businesses and noncurrent assets	$27	$—
Foreign exchange losses on cash(1)	(2)	—
Transition service agreement income(2)	1	4
Other	2	2
Other income, net	$28	$6

(1)	Primarily arose from holding U.S. dollars in non-U.S. dollar functional currency entities.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

(2)

Refer to Note 15, Related Party Transactions, for additional details. The transition services agreement income is primarily attributable to services provided to our former segments, Reynolds Consumer Products Inc. (“RCPI”) and Graham Packaging Company Inc. (“GPCI”), and our former closures businesses.

Note 12. Commitments and Contingencies

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

Indemnities

As part of the agreements for the sale of various businesses, we have provided certain warranties and indemnities to the respective purchasers as set out in the respective sale agreements. These warranties and indemnities are subject to various terms and conditions affecting the duration and total amount of the indemnities. As of March 31, 2022, we are not aware of any material claims under these agreements that would give rise to an additional liability. However, if such claims arise in the future, they could have a material effect on our balance sheet, results of operations or cash flows.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of accumulated other comprehensive loss (“AOCL”):

	For the Three Months Ended March 31,
	2022	2021
Currency translation adjustments:
Balance as of beginning of period	$(207)	$(189)
Currency translation adjustments	4	(9)
Amounts reclassified from AOCL(1)	—	(11)
Other comprehensive income (loss)	4	(20)
Balance as of end of period	$(203)	$(209)
Defined benefit plans:
Balance as of beginning of period	$108	$(160)
Net actuarial loss arising during year(2)	(126)	—
Deferred tax expense on net actuarial loss	31	—
Gain reclassified from AOCL
Defined benefit plan settlement gain	(10)	—
Deferred tax expense on reclassification	2	—
Other comprehensive loss	(103)	—
Balance as of end of period	$5	$(160)
AOCL
Balance as of beginning of period	$(99)	$(349)
Other comprehensive loss	(99)	(20)
Balance as of end of period	$(198)	$(369)

(1)

The reclassification of currency translation adjustment amounts to earnings during the three months ended March 31, 2021 relates to the sale of the South American closures businesses. Refer to Note 2, Acquisitions and Dispositions, for additional details.

(2)

Net actuarial loss arising during the three months ended March 31, 2022 relates to the interim remeasurement of the PEPP due to the pension partial settlement transaction. The net actuarial loss for the three months ended March 31, 2022 was primarily due to asset returns, partially offset by an increase in the discount rate utilized in measuring plan obligations, reflecting changes in market rates. Refer to Note 10, Employee Benefits, for additional details.

Note 14. Income Taxes

The effective tax rates for the three months ended March 31, 2022 and 2021 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended March 31, 2022, we recognized a tax expense of $36 million on income from continuing operations before tax of $79 million. The effective tax rate was driven primarily by a $14 million discrete expense from the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd.

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. As of March 31, 2022, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 15. Related Party Transactions

As of March 31, 2022, 78% of our shares are owned by PFL or another entity of which Mr. Graeme Hart is the ultimate shareholder (together with PFL, the “Hart Stockholders”).

The related party entities and types of transactions we entered into with them are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Transaction Value for the
	Three Months Ended March 31,		Balance Outstanding as of
	2022	2021	March 31, 2022	December 31, 2021
Balances and transactions with joint ventures
Included in other current assets			$2	$9
Sale of goods and services(1)	$7	$10
Balances and transactions with other entities controlled by Mr. Graeme Hart
Current related party receivables(2)			41	48
Sale of goods and services(2)	100	78
Transition services agreements and rental income(2)	1	4
Charges(3)	—	5
Related party payables(2)			(11)	(10)
Purchase of goods(2)	(27)	(25)
Charges(3)	(3)	(6)

(1)	All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and repayable on demand.
(2)

Following the distribution of RCPI on February 4, 2020, we continue to trade with them, selling and purchasing various goods and services under contractual arrangements that expire over a variety of periods through December 31, 2024. As part of the separation process, among other agreements, we have entered into two lease arrangements with RCPI and entered into a transition services agreement to provide ongoing agreed services to RCPI, as requested. We do not trade with GPCI on an ongoing basis. We have entered into a transition services agreement to provide ongoing agreed services to GPCI, as requested. We have also entered into a tax matters agreement with GPCI. We have recognized a payable of $1 million under the tax matters agreement in relation to GPCI’s share of U.S. state tax refunds in respect of the periods through to September 16, 2020.

(3)

These charges are for various costs incurred including services provided, financing and other activities. All amounts are unsecured, non-interest bearing and settled on normal trade terms. As part of our IPO, we have entered into a transition services agreement with Rank Group Limited (“Rank”), an entity controlled by Mr. Graeme Hart, under which Rank will, upon our request, continue to provide certain administrative and support services to us, and we will provide support services to Rank upon request. All services provided will be charged at an agreed hourly rate plus any third party costs. The agreements with Rank and affiliated entities also include an insurance sharing agreement and an investment advisory agreement in respect of our pension plan investment committee.

Note 16. Equity Based Compensation

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

Equity based compensation expense of $4 million and $4 million for the three months ended March 31, 2022 and 2021, respectively, was recognized in selling, general and administrative expenses.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Restricted Stock Units

During the three months ended March 31, 2022, we granted restricted stock units (“RSUs”) to certain members of management. These RSUs required future service to be provided and vest in annual installments over a period ranging from 1 to 3 years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2022:

(In thousands, except per share amounts)	Number of Stock Units	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,491	$14.67
Granted(1)	1,091	$9.18
Forfeited	(6)	$14.55
Vested	(332)	$15.22
Non-vested, at March 31	2,244	$11.92

(1)	Includes 11 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of March 31, 2022 was $19 million, which is expected to be recognized over a weighted average period of 2.4 years. The total vest date fair value of shares that vested during the three months ended March 31, 2022 was $3 million.

Performance Share Units

During the three months ended March 31, 2022, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of various company performance targets during a performance period set by our Compensation Committee, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2022:

(In thousands, except per share amounts)	Number of Stock Units	Weighted Average Grant Date Fair Value
Non-vested, at January 1	—	$—
Granted(1)	1,042	$9.18
Non-vested, at March 31	1,042	$9.18

(1)	Includes 11 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of March 31, 2022 was $9 million, which is expected to be recognized over a weighted average period of 2.4 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 17. Earnings Per Share

Earnings (loss) per share, including a reconciliation of the number of shares used for our earnings (loss) per share calculation, was as follows:

	For the Three Months Ended March 31,
	2022	2021
Net earnings (loss) attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations	$43	$(12)
From discontinued operations	—	(3)
Total	$43	$(15)
Weighted average number of shares outstanding
Basic	177.6	177.2
Effect of dilutive securities	0.4	—
Diluted	178.0	177.2
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.24	$(0.07)
Diluted	$0.24	$(0.07)
From discontinued operations
Basic	$—	$(0.02)
Diluted	$—	$(0.02)
Total
Basic	$0.24	$(0.09)
Diluted	$0.24	$(0.09)

The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.7 million shares and 0.2 million shares for the three months ended March 31, 2022 and 2021, respectively.

Our Board of Directors declared a dividend of $0.10 per share on May 3, 2022 to be paid on June 15, 2022 to shareholders of record as of May 31, 2022.

Note 18. Segment Information

ASC 280 Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. These reportable segments reflect our operating structure and the manner in which our Chief Operating Decision Maker (“CODM”), who is our President and Chief Executive Officer, assesses information for decision-making purposes.

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

Food Merchandising - Manufactures products that protect and attractively display food while preserving freshness. Food Merchandising products include clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and egg cartons.

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

A segment’s Adjusted EBITDA represents its earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items, including but not limited to, restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition and integration costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash and executive transition charges.

Reportable segment assets represent trade receivables, inventory and property, plant and equipment.

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
For the Three Months Ended March 31, 2022
Net revenues	$697	$404	$372	$1,473
Intersegment revenues	—	—	31	31
Total reportable segment net revenues	$697	$404	$403	$1,504
Adjusted EBITDA	$116	$60	$24	$200

For the Three Months Ended March 31, 2021
Net revenues	$454	$342	$339	$1,135
Intersegment revenues	—	—	18	18
Total reportable segment net revenues	$454	$342	$357	$1,153
Adjusted EBITDA	$61	$55	$(32)	$84

Reportable segment assets consisted of the following:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
As of March 31, 2022	$1,434	$776	$981	$3,191
As of December 31, 2021	1,380	737	951	3,068

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated GAAP income (loss) from continuing operations before income taxes:

	For the Three Months Ended March 31,
	2022	2021
Reportable segment Adjusted EBITDA	$200	$84
Other	—	1
Unallocated	(18)	(8)
	182	77
Adjustments to reconcile to GAAP income (loss) from continuing operations before income taxes
Interest expense, net	(49)	(42)
Depreciation and amortization	(84)	(73)
Restructuring, asset impairment and other related charges	—	2
Gain on sale of businesses and noncurrent assets	27	—
Non-cash pension income	10	23
Operational process engineering-related consultancy costs	(3)	(3)
Business acquisition and integration costs and purchase accounting adjustments	(4)	—
Unrealized gains (losses) on derivatives	5	(1)
Foreign exchange losses on cash	(2)	—
Executive transition charges	—	(10)
Costs associated with legacy sold facility	(3)	—
Other	—	(2)
Income (loss) from continuing operations before tax	$79	$(29)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of March 31, 2022	As of December 31, 2021
Reportable segment assets	$3,191	$3,068
Other	44	37
Unallocated(1)	3,927	3,916
Total assets	$7,162	$7,021

(1)

Unallocated is comprised of cash and cash equivalents, other current assets, assets held for sale, entity-wide property, plant and equipment, operating lease right-of-use assets, goodwill, intangible assets, deferred income taxes, related party receivables and other noncurrent assets.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended March 31,
	2022	2021
Foodservice
Containers	$308	$209
Drinkware	268	165
Tableware	65	38
Serviceware and other	56	42
Food Merchandising
Tableware	102	82
Bakery/snack/produce/fruit containers	91	69
Meat trays	85	87
Prepared food trays	41	34
Egg cartons	28	26
Other	57	44
Beverage Merchandising
Cartons for fresh beverage products	217	192
Liquid packaging board	115	91
Paper products	71	74
Reportable segment net revenues	1,504	1,153
Other / Unallocated
Other	22	29
Inter-segment eliminations	(31)	(18)
Net revenues	$1,495	$1,164

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

Description of the Company and its Business Segments

We are a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of on-trend and feature-rich products that protect, package and display food and beverages for today’s consumers. Our products, many of which are made with recycled, recyclable or renewable materials, are sold to a diversified mix of customers, including restaurants, foodservice distributors, retailers, food and beverage producers, packers and processors. We report our business in three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. Our Foodservice segment manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Our Food Merchandising segment manufactures products that protect and attractively display food while preserving freshness. Our Beverage Merchandising segment manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets.

Recent Developments and Items Impacting Comparability

Pension Partial Settlement Transactions

On February 24, 2022, we purchased with $1,260 million of PEPP assets a non-participating group annuity contract from an insurance company and transferred $1,257 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 13,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured, and we recognized a non-cash pre-tax pension settlement gain of $10 million in the three months ended March 31, 2022.

On July 21, 2021, we purchased with $941 million of PEPP assets a non-participating group annuity contract from an insurance company and transferred $959 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company will assume responsibility for pension benefits and annuity administration for approximately 16,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured, and we recognized a non-cash pre-tax pension settlement gain of $22 million in the third quarter of 2021.

Fabri-Kal Acquisition

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million paid during the three months ended March 31, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the consumer packaged goods and industrial food markets. The acquisition includes four manufacturing facilities in the United States. The acquisition is expected to broaden our portfolio of sustainable packaging products and expand our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

Dispositions

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd., our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. The transaction closed on March 29, 2022, and we received preliminary proceeds of $47 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We recognized a pre-tax gain on the sale of our equity interests of $27 million during the three months ended March 31, 2022. On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan. We expect to receive proceeds from the transaction of approximately $335 million, adjusted for cash, indebtedness and working capital as of the date of completion. The transaction is expected to close in the second or third quarter of 2022, subject to customary closing conditions, including regulatory approvals. Neither of these dispositions qualifies for presentation as discontinued operations.

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

Winter Storm Uri

During February 2021, the Southern portion of the United States was impacted by Winter Storm Uri which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. During the first half of 2021, we incurred approximately $50 million of incremental costs including energy costs, primarily related to natural gas, shut-down costs and some property damage during the storm, of which $39 million was incurred during the three months ended March 31, 2021. Our Beverage Merchandising segment was impacted to the greatest degree with total incremental costs of $37 million incurred by our paper mill in Pine Bluff, Arkansas, of which $34 million was incurred during the three months ended March 31, 2021.

As a result of the storm, certain of our suppliers with locations in the impacted areas were also unable to operate which subsequently resulted in their declaration of force majeure on meeting the supply quantities due to us. In particular, our supply of various resin types was limited, and we were required to purchase from other suppliers, and at a higher price, in order to meet our production demands for March and April of 2021.

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

During the first three months of 2021, prior to the widespread availability of vaccines during which various measures restricted consumer mobility, we experienced lower demand for our products and, as a result, decreased revenues. Our Foodservice segment experienced lower net revenues due to the closure or reduced activity of restaurants and other food-serving institutions. Within our Beverage Merchandising segment, sales of fresh beverage cartons remained relatively constant with declines in sales of school milk cartons offset by higher demand in the retail segment, while sales in the paper markets declined due to a decrease in demand of printed publications and advertising and demand for liquid packaging board softened. As the availability of vaccines and inoculation rates improved and measures that restricted consumer mobility were lifted throughout 2021 and 2022, volumes steadily improved in our business, most significantly in our Foodservice segment, as consumer mobility increased and the economies in which we operate started to recover. Additionally, we have adapted along with our customers as COVID-19 restrictions were lifted, or subsequently reinstated, and as consumer behavior required more take-out and online ordering options.

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

Non-GAAP Measures – Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition and integration costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash and executive transition charges.

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

	For the Three Months Ended March 31,
(In millions)	2022	2021
Net income (loss) from continuing operations (GAAP)	$43	$(11)
Income tax expense (benefit)	36	(18)
Interest expense, net	49	42
Depreciation and amortization	84	73
Restructuring, asset impairment and other related charges(1)	—	(2)
Gain on sale of businesses and noncurrent assets(2)	(27)	—
Non-cash pension income(3)	(10)	(23)
Operational process engineering-related consultancy costs(4)	3	3
Business acquisition and integration costs and purchase accounting adjustments(5)	4	—
Unrealized (gains) losses on derivatives(6)	(5)	1
Foreign exchange losses on cash(7)	2	—
Executive transition charges(8)	—	10
Costs associated with legacy sold facility(9)	3	—
Other	—	2
Adjusted EBITDA from continuing operations (Non-GAAP)	$182	$77

(1)

Reflects restructuring, asset impairment and other related charges (net of reversals) primarily associated with our remaining closures businesses. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

(2)

Reflects the gain from the sale of businesses and noncurrent assets, primarily related to the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. Refer to Note 2, Acquisitions and Dispositions, for additional details.

(3)

Reflects the non-cash pension income related to our employee benefit plans, including the pension settlement gain of $10 million recognized during the three months ended March 31, 2022. Refer to Note 10, Employee Benefits, for additional details.

(4)	Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(5)	Reflects integration costs related to the acquisition of Fabri-Kal. Refer to Note 2, Acquisitions and Dispositions, for additional details.
(6)	Reflects the mark-to-market movements in our commodity derivatives. Refer to Note 9, Financial Instruments, for additional details.
(7)	Reflects foreign exchange losses on cash, primarily on U.S. dollar amounts held in non-U.S. dollar functional currency entities.
(8)	Reflects charges relating to key executive retirement and separation agreements in the first quarter of 2021.

(9)	Reflects costs related to a closed facility, sold prior to our acquisition of the entity.

Results of Operations

Three Months Ended March 31, 2022 compared with the Three Months Ended March 31, 2021

Consolidated Results

	For the Three Months Ended March 31,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$1,495	100%	$1,164	100%	$331	28%
Cost of sales	(1,263)	(84)%	(1,056)	(91)%	(207)	(20)%
Gross profit	232	16%	108	9%	124	NM
Selling, general and administrative expenses	(142)	(9)%	(126)	(11)%	(16)	(13)%
Restructuring, asset impairment and other related charges	—	—%	2	—%	(2)	NM
Other income, net	28	2%	6	1%	22	NM
Operating income (loss) from continuing operations	118	8%	(10)	(1)%	128	NM
Non-operating income, net	10	1%	23	2%	(13)	57%
Interest expense, net	(49)	(3)%	(42)	(4)%	(7)	(17)%
Income (loss) from continuing operations before tax	79	5%	(29)	(2)%	108	NM
Income tax (expense) benefit	(36)	(2)%	18	2%	(54)	NM
Income (loss) from continuing operations	43	3%	(11)	(1)%	54	NM
Loss from discontinued operations, net of income taxes	—		(3)		3
Net income (loss)	$43		$(14)		$57
Adjusted EBITDA from continuing operations(1)	$182	12%	$77	7%	$105	NM

(1)

Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from continuing operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

NM indicates that the calculation is “not meaningful”.

Components of Change in Reportable Segment Net Revenues for the Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

	Price/Mix	Volume	Acquisitions	Dispositions	FX	Total
Net revenues	26%	(5)%	9%	(1)%	(1)%	28%
By reportable segment:
Foodservice	34%	(2)%	22%	—%	—%	54%
Food Merchandising	24%	(6)%	—%	—%	—%	18%
Beverage Merchandising	18%	(4)%	—%	—%	(1)%	13%

Net Revenues. Net revenues for the three months ended March 31, 2022 increased by $331 million, or 28%, to $1,495 million compared to the three months ended March 31, 2021. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions across all of our segments. In addition, the Foodservice segment’s acquisition of Fabri-Kal on October 1, 2021 contributed $102 million of incremental sales for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. These increases were partially offset by lower sales volume, primarily due to labor shortages in our Food Merchandising segment as well as our strategic exit, in December 2021, from the coated groundwood business in our Beverage Merchandising segment.

Cost of Sales. Cost of sales for the three months ended March 31, 2022 increased by $207 million, or 20%, to $1,263 million compared to the three months ended March 31, 2021. The increase was primarily due to higher material, manufacturing and logistics costs across all of our segments, partially offset by the benefit related to prior year period costs of $39 million from Winter Storm Uri and $16 million due to a scheduled cold mill outage that did not recur, as well as the Foodservice segment’s acquisition of Fabri-Kal. These increases were partially offset by lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2022 increased by $16 million, or 13%, to $142 million compared to the three months ended March 31, 2021. The increase was primarily due to higher costs related to the Foodservice segment’s acquisition of Fabri-Kal and higher employee-related costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended March 31, 2021 comprised a $2 million benefit related to our remaining closures businesses. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net for the three months ended March 31, 2022 increased by $22 million to $28 million compared to the three months ended March 31, 2021. The increase was primarily attributable to the $27 million gain on the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd.

Non-operating Income, Net. Non-operating income, net, for the three months ended March 31, 2022 decreased by $13 million, or 57%, to $10 million compared to $23 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in the expected return on plan assets, partially offset by a decrease in the interest cost on benefit plans. The decreases in the expected return on plan assets and interest cost on benefit plans were primarily the result of pension partial settlement transactions completed in the third quarter of 2021 and the first quarter of 2022 which, in the aggregate, reduced the gross amount of plan assets and plan liabilities by $2,201 million and $2,216 million, respectively. Non-operating income, net for the three months ended March 31, 2022 also included a $10 million pension settlement gain.

Interest Expense, Net. Interest expense, net, for the three months ended March 31, 2022 increased by $7 million, or 17%, to $49 million, compared to the three months ended March 31, 2021, primarily due to a net increase in principal amounts outstanding under our senior secured notes. Refer to Note 8, Debt, for additional details.

Income Tax (Expense) Benefit. During the three months ended March 31, 2022, we recognized a tax expense of $36 million on income from continuing operations before tax of $79 million, compared to tax benefit of $18 million on a loss from continuing operations before tax of $29 million for the three months ended March 31, 2021. The effective tax rate during the three months ended March 31, 2022 was primarily attributable to a $14 million discrete expense from the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd.  The effective tax rate during the three months ended March 31, 2021 was primarily attributable to a $10 million discrete benefit from the partial release of our valuation allowance for deferred interest deductions, which was partially offset by certain nondeductible expenses and varying rates among the jurisdictions in which we operate.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the three months ended March 31, 2022 increased by $105 million to $182 million compared to the three months ended March 31, 2021. The increase reflects favorable pricing, due to the contractual pass-through of higher material costs and pricing actions, and the impact from the acquisition of Fabri-Kal, partially offset by higher material, manufacturing and logistics costs. The increase in Adjusted EBITDA also includes the benefit related to prior year period costs of $39 million from Winter Storm Uri and $16 million due to a scheduled cold mill outage that did not recur in the current year period.

Segment Information

Foodservice

	For the Three Months Ended March 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$697	$454	$243	54%
Segment Adjusted EBITDA	$116	$61	$55	90%
Segment Adjusted EBITDA margin	17%	13%

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended March 31, 2022 increased by $243 million, or 54%, to $697 million compared to the three months ended March 31, 2021. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions. In addition, the acquisition of Fabri-Kal on October 1, 2021 contributed $102 million of incremental sales for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. These increases were partially offset by lower sales volume.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended March 31, 2022 increased by $55 million, or 90%, to $116 million compared to the three months ended March 31, 2021. The increase was primarily due to favorable pricing and the impact from the acquisition of Fabri-Kal, partially offset by higher material, manufacturing and logistics costs.

Food Merchandising

	For the Three Months Ended March 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$404	$342	$62	18%
Segment Adjusted EBITDA	$60	$55	$5	9%
Segment Adjusted EBITDA margin	15%	16%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the three months ended March 31, 2022 increased by $62 million, or 18%, to $404 million compared to the three months ended March 31, 2021. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions, partially offset by lower sales volume, primarily due to labor shortages.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the three months ended March 31, 2022 increased by $5 million, or 9%, to $60 million compared to the three months ended March 31, 2021. The increase was primarily due to favorable pricing, partially offset by higher material and manufacturing costs, lower sales volume and higher logistics costs.

Beverage Merchandising

	For the Three Months Ended March 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$403	$357	$46	13%
Segment Adjusted EBITDA	$24	$(32)	$56	NM
Segment Adjusted EBITDA margin	6%	(9)%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the three months ended March 31, 2022 increased by $46 million, or 13%, to $403 million compared to the three months ended March 31, 2021. The increase was primarily due to favorable pricing, due to pricing actions and the contractual pass-through of higher material costs, and favorable product mix. These increases were partially offset by lower sales volume, primarily due to our strategic exit, in December 2021, from the coated groundwood business.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the three months ended March 31, 2022 increased by $56 million to $24 million compared to the three months ended March 31, 2021. The increase reflects favorable pricing and the benefit related to prior year period costs of $34 million from Winter Storm Uri and $16 million due to a scheduled cold mill outage that did not recur. These items were partially offset by higher material, manufacturing and logistics costs.

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

Cash provided by operating activities

Net cash provided by operating activities increased by $111 million to $120 million for the three months ended March 31, 2022 compared to $9 million for the three months ended March 31, 2021. The increase was primarily driven by higher cash earnings and favorable changes in accounts receivable, accrued expenses and accounts payable balances. These increases were partially offset by planned inventory build activity as well as $35 million of higher tax payments due to the comparative period including the receipt of a refund.

Cash used in investing activities

Net cash used in investing activities decreased by $61 million to $5 million for the three months ended March 31, 2022, compared to $66 million for the three months ended March 31, 2021. The decrease was primarily attributable to $47 million of cash received on the disposal of our equity interests in Naturepak Beverage Packaging Co. Ltd. Property, plant and equipment additions were $50 million during the three months ended March 31, 2022, compared to $60 million during the three months ended March 31, 2021, with the decrease reflecting the timing of spend.

Cash used in financing activities

Net cash used in financing activities decreased by $54 million to $27 million for the three months ended March 31, 2022 compared to $81 million for the three months ended March 31, 2021. The decrease was primarily attributable to the $59 million redemption of the remaining portion of our 5.125% senior secured notes during the three months ended March 31, 2021.

Dividends

We paid cash dividends of $18 million and $18 million during the three months ended March 31, 2022 and 2021, respectively. Our Board of Directors declared a dividend of $0.10 per share on May 3, 2022 to be paid on June 15, 2022 to shareholders of record as of May 31, 2022.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Debt and Liquidity

As of March 31, 2022, we had $4,271 million of total principal amount of borrowings. Refer to Note 8, Debt, for additional details.

Our 2022 annual cash interest obligations on our borrowings are expected to be approximately $186 million. As of March 31, 2022, the underlying one month LIBO rate for amounts borrowed under our Credit Agreement was 0.46%.

As of March 31, 2022, we had $283 million of cash and cash equivalents on hand, with a further $19 million of cash and cash equivalents classified within current assets held for sale. We also had $206 million available for drawing under our revolving credit facility. We believe that our existing cash balances, projected operating cash flows together with our available capacity under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, working capital needs and expected capital expenditures for the next 12 months. Our next significant near term maturity of borrowings is $276 million of Pactiv Debentures due in December 2025. We currently anticipate incurring approximately $290 million of capital expenditures during fiscal year 2022.

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

We are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were made in 2021 or will be due in 2022 for the year ended December 31, 2021.

Other than short-term leases entered into in the normal course of business, we have no material off-balance sheet obligations.

Critical Accounting Policies, Estimates and Assumptions

The most critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations and require us to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, is included in Note 1, Nature of Operations and Basis of Presentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during the three months ended March 31, 2022. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the interim Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
10.1#

Group Annuity Contract Offer and Acceptance Agreement by and among Pactiv LLC, Pactiv North America Pension Plans Investment Committee and Metropolitan Tower Life Insurance Company, dated as of February 16, 2022.

X
10.2*	Form of Restricted Stock Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	X
10.3*	Form of Performance Share Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are of the type that the registrant treats as private or confidential. The registrant agrees to furnish an unredacted copy of this exhibit and the registrant’s materiality and privacy or confidentiality analyses on a supplemental basis to the SEC or its staff upon request.

* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV EVERGREEN INC.
(Registrant)

By:	/s/ Michael J. Ragen
Michael J. Ragen
Chief Financial Officer (principal financial officer and principal accounting officer)
May 5, 2022