Form 10-Q
period 2022-06-30
Pactiv Evergreen Inc.
filed 2022-08-04
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

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

The registrant had 177,733,992 shares of common stock, $0.001 par value per share, outstanding as of July 29, 2022.

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
•
the ownership of a majority of the voting power of our common stock by our parent company Packaging Finance Limited, which we refer to as PFL, an entity owned by Mr. Graeme Hart; and
•
our ability to establish independent financial, administrative and other support functions.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Income (Loss)

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$1,640	$1,352	$3,135	$2,516
Cost of sales	(1,332)	(1,202)	(2,595)	(2,258)
Gross profit	308	150	540	258
Selling, general and administrative expenses	(148)	(115)	(290)	(241)
Restructuring, asset impairment and other related charges	(1)	(10)	(1)	(8)
Other income, net	12	5	40	11
Operating income from continuing operations	171	30	289	20
Non-operating (expense) income, net	(2)	25	8	48
Interest expense, net	(50)	(42)	(99)	(84)
Income (loss) from continuing operations before tax	119	13	198	(16)
Income tax (expense) benefit	(45)	(5)	(81)	13
Income (loss) from continuing operations	74	8	117	(3)
Loss from discontinued operations, net of income taxes	—	(1)	—	(4)
Net income (loss)	74	7	117	(7)
Income attributable to non-controlling interests	(1)	—	(1)	(1)
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$73	$7	$116	$(8)
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.41	$0.05	$0.65	$(0.02)
Diluted	$0.40	$0.05	$0.65	$(0.02)
From discontinued operations
Basic	$—	$(0.01)	$—	$(0.02)
Diluted	$—	$(0.01)	$—	$(0.02)
Total
Basic	$0.41	$0.04	$0.65	$(0.04)
Diluted	$0.40	$0.04	$0.65	$(0.04)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$74	$7	$117	$(7)
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustments	(10)	7	(6)	(13)
Defined benefit plans	—	—	(103)	—
Other comprehensive (loss) income	(10)	7	(109)	(13)
Comprehensive income (loss)	64	14	8	(20)
Comprehensive income attributable to non-controlling interests	(1)	—	(1)	(1)
Comprehensive income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$63	$14	$7	$(21)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of June 30, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$246	$197
Accounts receivable, net of allowances for doubtful accounts of $4 and $3	527	474
Related party receivables	50	48
Inventories	1,103	854
Other current assets	137	127
Assets held for sale	131	162
Total current assets	2,194	1,862
Property, plant and equipment, net	1,759	1,786
Operating lease right-of-use assets, net	271	278
Goodwill	1,814	1,812
Intangible assets, net	1,096	1,127
Deferred income taxes	7	7
Other noncurrent assets	144	149
Total assets	$7,285	$7,021
Liabilities
Accounts payable	$493	$364
Related party payables	9	10
Current portion of long-term debt	30	30
Current portion of operating lease liabilities	63	61
Income taxes payable	6	8
Accrued and other current liabilities	372	315
Liabilities held for sale	24	31
Total current liabilities	997	819
Long-term debt	4,207	4,220
Long-term operating lease liabilities	219	229
Deferred income taxes	257	246
Long-term employee benefit obligations	196	79
Other noncurrent liabilities	140	140
Total liabilities	$6,016	$5,733
Commitments and contingencies (Note 12)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 177,733,992 and 177,250,974 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	634	625
Accumulated other comprehensive loss	(208)	(99)
Retained earnings	838	758
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,264	1,284
Non-controlling interests	5	4
Total equity	1,269	1,288
Total liabilities and equity	$7,285	$7,021

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Controlling Interests	Total Equity
For the Three Months Ended June 30, 2021
Balance as of March 31, 2021	177.2	$—	$618	$(369)	$773	$4	$1,026
Net income	—	—	—	—	7	—	7
Other comprehensive income, net of income taxes	—	—	—	7	—	—	7
Equity based compensation	—	—	2	—	—	—	2
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(17)	—	(17)
Balance as of June 30, 2021	177.2	$—	$620	$(362)	$763	$4	$1,025

For the Three Months Ended June 30, 2022
Balance as of March 31, 2022	177.7	$—	$628	$(198)	$783	$4	$1,217
Net income	—	—	—	—	73	1	74
Other comprehensive loss, net of income taxes	—	—	—	(10)	—	—	(10)
Equity based compensation	—	—	6	—	—	—	6
Vesting of restricted stock units, net of tax withholdings	—	—	—	—	—	—	—
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of June 30, 2022	177.7	$—	$634	$(208)	$838	$5	$1,269

For the Six Months Ended June 30, 2021
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074
Net (loss) income	—	—	—	—	(8)	1	(7)
Other comprehensive loss, net of income taxes	—	—	—	(13)	—	—	(13)
Equity based compensation	—	—	6	—	—	—	6
Dividends declared - common shareholders ($0.20 per share)	—	—	—	—	(35)	—	(35)
Balance as of June 30, 2021	177.2	$—	$620	$(362)	$763	$4	$1,025

For the Six Months Ended June 30, 2022
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288
Net income	—	—	—	—	116	1	117
Other comprehensive loss, net of income taxes	—	—	—	(109)	—	—	(109)
Equity based compensation	—	—	10	—	—	—	10
Vesting of restricted stock units, net of tax withholdings	0.4	—	(1)	—	—	—	(1)
Dividends declared - common shareholders ($0.20 per share)	—	—	—	—	(36)	—	(36)
Balance as of June 30, 2022	177.7	$—	$634	$(208)	$838	$5	$1,269

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash provided by operating activities
Net income (loss)	$117	$(7)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	170	150
Deferred income taxes	45	(30)
Unrealized (gain) loss on derivatives	(6)	4
Gain on sale of businesses and noncurrent assets	(27)	—
Non-cash portion of employee benefit obligations	(7)	(45)
Non-cash portion of operating lease expense	41	39
Amortization of OID and DIC	2	3
Loss on extinguishment of debt	—	1
Equity based compensation	10	6
Other non-cash items, net	11	3
Change in assets and liabilities:
Accounts receivable, net	(54)	(84)
Inventories	(269)	(28)
Other current assets	(12)	(1)
Accounts payable	127	85
Operating lease payments	(40)	(39)
Income taxes payable/receivable	—	48
Accrued and other current liabilities	58	14
Employee benefit obligation contributions	(3)	(2)
Other assets and liabilities	3	5
Net cash provided by operating activities	166	122
Cash used in investing activities
Acquisition of property, plant and equipment	(114)	(131)
Acquisition of business, net of cash acquired	(2)	—
Disposal of businesses and joint venture equity interests, net of cash disposed	47	(6)
Net cash used in investing activities	(69)	(137)
Cash used in financing activities
Long-term debt repayments	(11)	(65)
Premium on redemption of long-term debt	—	(1)
Dividends paid to common shareholders	(36)	(35)
Other financing activities	(6)	(1)
Net cash used in financing activities	(53)	(102)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Increase (decrease) in cash and cash equivalents	41	(118)
Cash and cash equivalents, including amounts classified as held for sale, as of beginning of the period	214	468
Cash and cash equivalents as of end of the period	$255	$350
Cash and cash equivalents are comprised of:
Cash and cash equivalents	$246	$350
Cash and cash equivalents classified as assets held for sale	9	—
Cash and cash equivalents as of end of the period	$255	$350
Cash paid (received):
Interest	$98	$80
Income taxes paid (refunded), net	35	(32)

Significant non-cash investing and financing activities

During the six months ended June 30, 2022 and 2021, we recognized operating lease right-of-use assets and lease liabilities of $25 million and $41 million, respectively. During the six months ended June 30, 2021, we recognized finance lease right-of-use assets and lease liabilities of $19 million.

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

Accounting Guidance Issued but Not Yet Adopted as of June 30, 2022

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

Note 2. Acquisitions and Dispositions

Acquisitions

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal LLC, Monarch Mill Pond LLC and Pure Pulp Products LLC (collectively, “Fabri-Kal”) for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million which was paid during the six months ended June 30, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the institutional foodservice and consumer packaged goods markets. The acquisition includes four manufacturing facilities in the United States. The acquisition is expected to broaden our portfolio of sustainable packaging products and expand our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

The Fabri-Kal acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our condensed consolidated financial statements from the date of acquisition. Included in our condensed consolidated statements of income (loss) are Fabri-Kal’s net revenues of $121 million and $223 million for the three and six months ended June 30, 2022, respectively.

The following table summarizes the preliminary purchase price allocation of the fair value of net tangible and intangible assets acquired and liabilities assumed:

As of October 1, 2021
Cash and cash equivalents	$3
Accounts receivable	46
Inventories	84
Other current assets	2
Property, plant and equipment	126
Operating lease right-of-use assets	31
Goodwill	68
Customer relationships	56
Trademarks	34
Deferred income taxes	8
Assets acquired	$458
Accounts payable	$17
Current portion of long-term debt	1
Current portion of operating lease liabilities	3
Accrued and other current liabilities	26
Long-term debt	1
Long-term operating lease liabilities	25
Long-term employee benefit obligations	6
Other noncurrent liabilities	1
Liabilities assumed	$80
Total purchase price	$378

We allocated the intangible assets acquired to the Foodservice segment which included $56 million of customer relationships with an estimated life of 8 years and $34 million of definite-lived trademarks with an estimated life of 10 years. We increased the cost of acquired inventories by $12 million, all of which was expensed as a component of cost of sales during the year ended December 31, 2021. We allocated $68 million of goodwill to the Foodservice segment, of which $42 million is expected to be tax deductible. Goodwill arises principally as a result of expansion opportunities provided by Fabri-Kal’s manufacturing capacity to better serve our customers and plant operation synergies. The purchase price allocation in the table above is preliminary and subject to the finalization of our valuation analysis. The purchase price allocation in the table above reflects a

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

measurement period adjustment we recorded during the three months ended June 30, 2022 which increased goodwill and decreased inventories by $2 million.

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

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell Beverage Merchandising Asia. The transaction closed on August 2, 2022, and we received preliminary proceeds of $336 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We expect to recognize a gain on sale in the third quarter of 2022.

The carrying amounts of the major classes of Beverage Merchandising Asia’s assets and liabilities as of June 30, 2022 and December 31, 2021 comprised the following:

	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$9	$17
Accounts receivable, net	28	27
Inventories	27	23
Other current assets	3	3
Property, plant and equipment, net	45	48
Goodwill	14	14
Deferred income taxes	2	3
Other noncurrent assets	3	4
Total current assets held for sale	$131	$139
Accounts payable	$6	$7
Income taxes payable	1	3
Accrued and other current liabilities	14	18
Long-term employee benefit obligations	1	1
Deferred income taxes	2	2
Total current liabilities held for sale	$24	$31

Income from operations before income taxes for Beverage Merchandising Asia for the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and 2021 was $6 million, $5 million, $11 million and $11 million, respectively.

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd., our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. As a result, as of December 31, 2021, we reclassified the carrying value of our interests in Naturepak Beverage Packaging Co. Ltd. to assets held for sale. The transaction closed on March 29, 2022, and we received preliminary proceeds of $47 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion, resulting in a preliminary gain on the sale of our equity interests of $27 million during the six months ended June 30, 2022 which was reflected in other income, net. Our interests in Naturepak Beverage Packaging Co. Ltd. did not meet the criteria to be presented as discontinued operations. The income from operations before income taxes from our equity interests in Naturepak Beverage Packaging Co. Ltd. for the six months ended June 30, 2022 and the three and six months ended June 30, 2021 was insignificant.

During the third quarter of 2020, we committed to a plan to sell the South American closures businesses included in the Other operating segment. In December 2020, we entered into an agreement to sell the businesses. On March 31, 2021, we completed the sale of the South American closures businesses for an immaterial amount. The operations of the South American closures

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

businesses did not meet the criteria to be presented as discontinued operations. The South American closures businesses’ income from operations before income taxes for the six months ended June 30, 2021 was insignificant.
Note 3. Restructuring, Asset Impairment and Other Related Charges

During the three and six months ended June 30, 2022, we recorded $1 million of other restructuring charges within the Beverage Merchandising segment.

During the three months ended June 30, 2021, we recorded the following restructuring, asset impairment and other related charges:

	Other Asset Impairment	Employee Terminations	Total
Beverage Merchandising	$—	$8	$8
Other	2	—	2
Total	$2	$8	$10

During the six months ended June 30, 2021, we recorded the following restructuring and other related charges:

	Employee Terminations	Total
Beverage Merchandising	$8	$8
Other	—	—
Total	$8	$8

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. On October 31, 2021, we ceased manufacturing coated groundwood paper. As a result of the closure, we recognized $1 million for disassembly costs in the three months ended June 30, 2022 and $8 million for contractual termination benefits in the three months ended June 30, 2021. In addition, related to the sale of our South American closures businesses, we recorded a non-cash impairment charge of $2 million during the three months ended June 30, 2021 which offset a previously recorded partial reversal of impairment charges. Refer to Note 2, Acquisitions and Dispositions, for additional details.

The following table summarizes the changes to our restructuring liability for the six months ended June 30, 2022:

	December 31, 2021	Charges to Earnings	Cash Paid	June 30, 2022
Employee termination costs	$2	$—	$(1)	$1
Total	$2	$—	$(1)	$1

We expect to settle our restructuring liability within twelve months.

Note 4. Inventories

The components of inventories consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Raw materials	$273	$226
Work in progress	130	102
Finished goods	599	427
Spare parts	101	99
Inventories	$1,103	$854

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Land and land improvements	$72	$72
Buildings and building improvements	651	638
Machinery and equipment	3,448	3,383
Construction in progress	167	170
Property, plant and equipment, at cost	4,338	4,263
Less: accumulated depreciation	(2,579)	(2,477)
Property, plant and equipment, net	$1,759	$1,786

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of income (loss):

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$65	$58	$128	$112
Selling, general and administrative expenses	6	6	12	12
Total depreciation expense	$71	$64	$140	$124

Note 6. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Other (1)	Total
Balance as of December 31, 2021	$990	$770	$52	$—	$1,812
Measurement period adjustment	2	—	—	—	2
Balance as of June 30, 2022	$992	$770	$52	$—	$1,814
Accumulated impairment losses	$—	$—	$—	$15	$15

(1)
Other includes operations that do not meet the quantitative threshold for reportable segments.

Intangible assets, net consisted of the following:

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,073	$(622)	$451	$1,075	$(594)	$481
Trademarks	42	(10)	32	42	(9)	33
Other	12	(12)	—	12	(12)	—
Total finite-lived intangible assets	$1,127	$(644)	$483	$1,129	$(615)	$514
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,740	$(644)	$1,096	$1,742	$(615)	$1,127

Amortization expense for intangible assets of $15 million and $13 million for the three months ended June 30, 2022 and 2021, respectively, and $30 million and $26 million for the six months ended June 30, 2022 and 2021, respectively, was recognized in selling, general and administrative expenses.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Accrued personnel costs	$111	$86
Accrued rebates and credits	95	87
Accrued interest	17	19
Other(1)	149	123
Accrued and other current liabilities	$372	$315

(1) Other includes items such as accruals for freight, utilities and property and other non-income related taxes.

Note 8. Debt

Debt consisted of the following:

	As of	As of
	June 30,	December 31,
	2022	2021
Credit Agreement	$2,239	$2,250
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	276	276
8.375% Debentures due 2027	200	200
Other	49	53
Total principal amount of borrowings	4,264	4,279
Deferred financing transaction costs (“DIC”)	(16)	(17)
Original issue discounts, net of premiums (“OID”)	(11)	(12)
	4,237	4,250
Less: current portion	(30)	(30)
Long-term debt	$4,207	$4,220

We were in compliance with all debt covenants during the six months ended June 30, 2022 and the year ended December 31, 2021.

On September 24, 2021, we incurred $1,015 million of term loans (“U.S. term loans tranche B-3”) and issued $500 million aggregate principal amount of 4.375% Senior Secured Notes due 2028 (“4.375% Notes”). A portion of the net proceeds from the U.S. term loans Tranche B-3, along with the net proceeds from the 4.375% Notes, was used to repay the $1,207 million of existing U.S. term loans Tranche B-1 maturing in February 2023, including accrued interest, extinguishing this tranche of borrowings. The balance of the net proceeds from the U.S. term loans Tranche B-3 was used to partially fund the acquisition of Fabri-Kal. During the six months ended June 30, 2021, we repaid the remaining $59 million of the 5.125% senior secured notes at a price of 101.281%. The early repayment of these senior secured notes resulted in a loss on extinguishment of debt of $1 million in respect of the premium on redemption, which was recognized in interest expense, net.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

	Maturity Date	Value Drawn or Utilized as of June 30, 2022	Applicable Interest Rate as of June 30, 2022
Term Tranches
U.S. term loans Tranche B-2	February 5, 2026	$1,231	LIBOR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$1,008	LIBOR (floor of 0.500%) + 3.500%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2024	$44	—

(1) The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 and Tranche B-3 for the six months ended June 30, 2022 were 3.74% and 4.15%, respectively. The weighted average contractual interest rates related to our U.S. term loans Tranche B-1 and B-2 for the six months ended June 30, 2021 were 2.87% and 3.37%, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates.

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

Notes

Outstanding Notes, as of June 30, 2022, are summarized below:

	Maturity Date	Interest Payment Dates
4.000% Senior Secured Notes due 2027	October 15, 2027	April 15 and October 15
4.375% Senior Secured Notes due 2028	October 15, 2028	April 15 and October 15 commencing April 15, 2022

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

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Pactiv Debentures

As of June 30, 2022, we had the following outstanding debentures (together, the “Pactiv Debentures”):

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

Other borrowings

Other borrowings represented finance lease obligations of $49 million and $53 million as of June 30, 2022 and December 31, 2021, respectively.

Scheduled maturities

Below is a schedule of required future repayments on our debt outstanding as of June 30, 2022:

2022	$15
2023	30
2024	29
2025	304
2026	1,202
Thereafter	2,684
Total principal amount of borrowings	$4,264

Fair value of our long-term debt

The fair value of our long-term debt as of June 30, 2022 and December 31, 2021 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$2,228	$2,111	$2,239	$2,243
Notes:
4.000% Senior Secured Notes due 2027	992	856	991	975
4.375% Senior Secured Notes due 2028	495	426	495	497
Pactiv Debentures:
7.950% Debentures due 2025	274	243	273	305
8.375% Debentures due 2027	199	176	199	222
Other	49	49	53	53
Total	$4,237	$3,861	$4,250	$4,295

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense:
Credit Agreement	$23	$20	$44	$39
Notes	16	10	31	20
Pactiv Debentures	9	9	19	19
Interest income	(1)	—	(1)	(1)
Amortization:
DIC	—	1	1	2
OID	1	1	1	1
Net foreign currency exchange (gains) losses	—	(1)	1	—
Loss on extinguishment of debt:
Redemption premiums	—	—	—	1
Other	2	2	3	3
Interest expense, net	$50	$42	$99	$84

Note 9. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of June 30, 2022		As of December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$7	$(1)	$1	$(1)
Total fair value	$7	$(1)	$1	$(1)
Recorded in:
Other current assets	$7	$—	$1	$—
Accrued and other current liabilities	—	—	—	(1)
Other noncurrent liabilities	—	(1)	—	—
Total fair value	$7	$(1)	$1	$(1)

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

During the three and six months ended June 30, 2022, we recognized an unrealized gain of $1 million and $6 million, respectively, compared to an unrealized loss of $3 million and $4 million for the three and six months ended June 30, 2021, respectively, in cost of sales.

The following table provides the detail of outstanding commodity derivative contracts as of June 30, 2022:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Benzene swaps	U.S. liquid gallon	3,916,502	$3.12 - $4.13	Aug 2022 - Feb 2023
Natural gas swaps	Million BTU	3,148,940	$2.81 - $4.63	Aug 2022 - Dec 2025

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 10. Employee Benefits

Net periodic benefit (expense) income for defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$(1)	$(1)	$(1)	$(3)
Interest cost	(16)	(28)	(37)	(55)
Expected return on plan assets	14	53	35	103
Ongoing net periodic benefit (expense) income	(3)	24	(3)	45
Income due to settlement(1)	—	—	10	—
Total net periodic benefit (expense) income	$(3)	$24	$7	$45
(1)
Refer to the Pension Partial Settlement Transactions section below for additional details.

Net periodic benefit (expense) income for defined benefit pension plans and other post-employment benefit plans was recognized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$(1)	$(1)	$(1)	$(3)
Non-operating (expense) income, net	(2)	25	8	48
Total net periodic benefit (expense) income	$(3)	$24	$7	$45

No contributions to the Pactiv Evergreen Pension Plan (“PEPP”) are expected to be made in 2022.

Pension Partial Settlement Transactions

On February 24, 2022, we purchased with $1,260 million of PEPP assets a non-participating group annuity contract from an insurance company and transferred $1,257 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 13,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured, and we recognized a non-cash pre-tax pension settlement gain of $10 million in the six months ended June 30, 2022.

On July 21, 2021, we purchased with $941 million of PEPP assets a non-participating group annuity contract from an insurance company and transferred $959 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 16,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured, and we recognized a non-cash pre-tax pension settlement gain of $22 million in the third quarter of 2021.

Note 11. Other Income, Net

Other income, net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gain on sale of businesses and noncurrent assets	$—	$—	$27	$—
Gain on legal settlement(1)	15	—	15	—
Foreign exchange losses on cash(2)	—	(1)	(2)	(1)
Transition service agreement income(3)	—	3	1	7
Other	(3)	3	(1)	5
Other income, net	$12	$5	$40	$11

(1)
Reflects a gain, net of costs, arising from the settlement of a historical legal action.
(2)
Primarily arose from holding U.S. dollars in non-U.S. dollar functional currency entities.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

(3)
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

Legal Proceedings

On April 14, 2021, MP2 Energy LLC (“MP2”) filed a lawsuit against Pactiv LLC (“Pactiv”), one of our indirect subsidiaries, in state court in Montgomery County, Texas. In this lawsuit, MP2 sought to collect approximately $50 million from Pactiv that MP2 claimed that Pactiv owed MP2 under an energy management services agreement (“EMSA”). Pactiv disputed any liability to MP2 and maintained that Pactiv acted reasonably at all times and that the event of Force Majeure excused any obligation Pactiv had to supply the contract quantity under the EMSA and Transaction Confirmation No. 4 or to reimburse MP2 for its cost in contracting for any shortfall in the contract quantity.

On July 20, 2022, the parties entered into a settlement agreement pursuant to which, among other things, MP2 dismissed its claims with prejudice, Pactiv paid MP2 an immaterial cash payment and the parties entered into new commercial arrangements.

Indemnities

As part of the agreements for the sale of various businesses, we have provided certain warranties and indemnities to the respective purchasers as set out in the respective sale agreements. These warranties and indemnities are subject to various terms and conditions affecting the duration and total amount of the indemnities. As of June 30, 2022, we are not aware of any material claims under these agreements that would give rise to an additional liability. However, if such claims arise in the future, they could have a material effect on our balance sheet, results of operations or cash flows.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of accumulated other comprehensive loss (“AOCL”):

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
Currency translation adjustments:
Balance as of beginning of period	$(203)	$(209)	$(207)	$(189)
Currency translation adjustments	(10)	7	(6)	(2)
Amounts reclassified from AOCL(1)	—	—	—	(11)
Other comprehensive (loss) income	(10)	7	(6)	(13)
Balance as of end of period	$(213)	$(202)	$(213)	$(202)
Defined benefit plans:
Balance as of beginning of period	$5	$(160)	$108	$(160)
Net actuarial loss arising during year(2)	—	—	(126)	—
Deferred tax benefit on net actuarial loss	—	—	31	—
Gain reclassified from AOCL
Defined benefit plan settlement gain	—	—	(10)	—
Deferred tax expense on reclassification	—	—	2	—
Other comprehensive loss	—	—	(103)	—
Balance as of end of period	$5	$(160)	$5	$(160)
AOCL
Balance as of beginning of period	$(198)	$(369)	$(99)	$(349)
Other comprehensive (loss) income	(10)	7	(109)	(13)
Balance as of end of period	$(208)	$(362)	$(208)	$(362)

(1) The reclassification of currency translation adjustment amounts to earnings during the six months ended June 30, 2021 relates to the sale of the South American closures businesses. Refer to Note 2, Acquisitions and Dispositions, for additional details.

(2) Net actuarial loss arising during the six months ended June 30, 2022 relates to the interim remeasurement of the PEPP due to the pension partial settlement transaction. The net actuarial loss for the six months ended June 30, 2022 was primarily due to asset returns, partially offset by an increase in the discount rate utilized in measuring plan obligations, reflecting changes in market rates. Refer to Note 10, Employee Benefits, for additional details.

Note 14. Income Taxes

The effective tax rates for the three and six months ended June 30, 2022 and 2021 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended June 30, 2022, we recognized a tax expense of $45 million on income from continuing operations before tax of $119 million. The effective tax rate was driven primarily by the mix of income taxed at varying rates among the jurisdictions in which we operate and an inability to recognize a tax benefit on all interest expense. During the six months ended June 30, 2022, we recognized a tax expense of $81 million on income from continuing operations before tax of $198 million. The effective tax rate was driven primarily by a $14 million discrete expense from the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd., as well as the mix of income taxed at varying rates among the jurisdictions in which we operate and an inability to recognize a tax benefit on all interest expense.

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. As of June 30, 2022, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 15. Related Party Transactions

As of June 30, 2022, approximately 78% of our shares are owned by PFL.

The related party entities and types of transactions we entered into with them are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Transaction Value for the		Transaction Value for the
	Three Months Ended June 30,		For The Six Months Ended June 30,		Balance Outstanding as of
	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Balances and transactions with joint ventures
Included in other current assets					$4	$9
Sale of goods and services(1)	$3	$6	$10	$16
Balances and transactions with other entities controlled by Mr. Graeme Hart
Current related party receivables(2)					50	48
Sale of goods and services(2)	106	93	206	171
Transition services agreements and rental income(2)	—	3	1	7
Charges(3)	3	2	3	7
Related party payables(2)					(9)	(10)
Purchase of goods(2)	(21)	(26)	(48)	(51)
Charges(3)	(3)	—	(6)	(6)

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
(3)
These charges are for various costs incurred including services provided, financing and other activities. All amounts are unsecured, non-interest bearing and settled on normal trade terms. As part of our initial public offering (“IPO”), we have entered into a transition services agreement with Rank Group Limited (“Rank”), an entity controlled by Mr. Graeme Hart, under which Rank will, upon our request, continue to provide certain administrative and support services to us, and we will provide support services to Rank upon request. All services provided will be charged at an agreed hourly rate plus any third party costs. The agreements with Rank and affiliated entities also include an insurance sharing agreement and an investment advisory agreement in respect of our pension plan investment committee.
Note 16. Equity Based Compensation

In conjunction with our IPO, we established the Pactiv Evergreen Inc. Equity Incentive Plan (the “Equity Incentive Plan”) for purposes of granting stock or other equity-based compensation awards to our employees (including our senior management), directors, consultants and advisors. The maximum number of shares of common stock available for issuance under our Equity Incentive Plan is 9,079,395 shares.

Equity-based compensation expense of $6 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $10 million and $6 million for the six months ended June 30, 2022 and 2021, respectively, was recognized in selling, general and administrative expenses.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Restricted Stock Units

During the six months ended June 30, 2022, we granted restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs required future service to be provided and vest in annual installments over a period ranging from 1 to 3 years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2022:

(In thousands, except per share amounts)	Number of Stock Units	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,491	$14.67
Granted(1)	1,261	9.23
Forfeited	(83)	12.44
Vested	(412)	15.39
Non-vested, at June 30	2,257	$11.58

(1)
Includes 21 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of June 30, 2022 was $16 million, which is expected to be recognized over a weighted average period of 2.1 years. The total vest date fair value of shares that vested during the six months ended June 30, 2022 was $4 million.

Performance Share Units

During the six months ended June 30, 2022, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by our Compensation Committee, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2022:

(In thousands, except per share amounts)	Number of Stock Units	Weighted Average Grant Date Fair Value
Non-vested, at January 1	—	$—
Granted(1)	1,160	9.13
Forfeited	(49)	9.18
Non-vested, at June 30	1,111	$9.13

(1)
Includes 21 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of June 30, 2022 was $8 million, which is expected to be recognized over a weighted average period of 2.2 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 17. Earnings Per Share

Earnings (loss) per share, including a reconciliation of the number of shares used for our earnings (loss) per share calculation, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net earnings (loss) attributable to common shareholders - continuing operations	$73	$8	$116	$(4)
Less: dividend-equivalents declared for equity based awards	(1)	—	(1)	—
Net earnings (loss) available to common shareholders - continuing operations	72	8	115	(4)
Net loss attributable to common shareholders - discontinued operations	—	(1)	—	(4)
Total net earnings (loss) available to common shareholders	$72	$7	$115	$(8)
Denominator
Weighted average number of shares outstanding - basic	177.7	177.4	177.7	177.3
Effect of dilutive securities	0.6	0.3	0.5	—
Weighted average number of shares outstanding - diluted	178.3	177.7	178.2	177.3
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.41	$0.05	$0.65	$(0.02)
Diluted	$0.40	$0.05	$0.65	$(0.02)
From discontinued operations
Basic	$—	$(0.01)	$—	$(0.02)
Diluted	$—	$(0.01)	$—	$(0.02)
Total
Basic	$0.41	$0.04	$0.65	$(0.04)
Diluted	$0.40	$0.04	$0.65	$(0.04)

The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.4 million shares and 0.7 million shares for the three and six months ended June 30, 2022, respectively. There were no anti-dilutive potential common shares excluded from the calculation above for the three months ended June 30, 2021. The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.2 million shares for the six months ended June 30, 2021.

On August 1, 2022, our Board of Directors declared a dividend of $0.10 per share to be paid on September 15, 2022 to shareholders of record as of August 31, 2022.

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

A segment’s Adjusted EBITDA represents its earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items, including but not limited to, restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition and integration costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, executive transition charges and gains or losses on certain legal settlements.

Reportable segment assets represent trade receivables, inventory and property, plant and equipment.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
For the Three Months Ended June 30, 2022
Net revenues	$791	$444	$378	$1,613
Intersegment revenues	—	—	42	42
Total reportable segment net revenues	$791	$444	$420	$1,655
Adjusted EBITDA	$165	$78	$29	$272

For the Three Months Ended June 30, 2021
Net revenues	$571	$388	$369	$1,328
Intersegment revenues	—	—	18	18
Total reportable segment net revenues	$571	$388	$387	$1,346
Adjusted EBITDA	$62	$59	$15	$136

For the Six Months Ended June 30, 2022
Net revenues	$1,488	$848	$750	$3,086
Intersegment revenues	—	—	73	73
Total reportable segment net revenues	$1,488	$848	$823	$3,159
Adjusted EBITDA	$281	$138	$53	$472

For the Six Months Ended June 30, 2021
Net revenues	$1,025	$730	$708	$2,463
Intersegment revenues	—	—	36	36
Total reportable segment net revenues	$1,025	$730	$744	$2,499
Adjusted EBITDA	$123	$114	$(17)	$220

Reportable segment assets consisted of the following:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
As of June 30, 2022	$1,528	$819	$991	$3,338
As of December 31, 2021	1,380	737	951	3,068

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated GAAP income (loss) from continuing operations before income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Reportable segment Adjusted EBITDA	$272	$136	$472	$220
Other	2	2	2	3
Unallocated	(25)	(8)	(43)	(16)
	249	130	431	207
Adjustments to reconcile to GAAP income (loss) from continuing operations before income taxes
Interest expense, net	(50)	(42)	(99)	(84)
Depreciation and amortization	(86)	(77)	(170)	(150)
Restructuring, asset impairment and other related charges	(1)	(10)	(1)	(8)
Gain on sale of businesses and noncurrent assets	—	—	27	—
Non-cash pension (expense) income	(2)	25	8	48
Operational process engineering-related consultancy costs	(1)	(7)	(4)	(10)
Business acquisition and integration costs and purchase accounting adjustments	(2)	—	(6)	—
Unrealized gains (losses) on derivatives	1	(3)	6	(4)
Foreign exchange losses on cash	—	(1)	(2)	(1)
Executive transition charges	(2)	—	(2)	(10)
Gain on legal settlement	15	—	15	—
Costs associated with legacy sold facility	(3)	—	(6)	—
Other	1	(2)	1	(4)
Income (loss) from continuing operations before tax	$119	$13	$198	$(16)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of June 30, 2022	As of December 31, 2021
Reportable segment assets	$3,338	$3,068
Other	45	37
Unallocated(1)	3,902	3,916
Total assets	$7,285	$7,021

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Foodservice
Drinkware	$352	$233	$620	398
Containers	312	238	620	447
Tableware	73	51	138	89
Serviceware and other	54	49	110	91
Food Merchandising
Tableware	111	99	213	181
Bakery/snack/produce/fruit containers	111	87	202	156
Meat trays	90	93	175	180
Prepared food trays	41	38	82	72
Egg cartons	29	21	57	47
Other	62	50	119	94
Beverage Merchandising
Cartons for fresh beverage products	230	208	447	400
Liquid packaging board	121	96	236	187
Paper products	69	83	140	157
Reportable segment net revenues	1,655	1,346	3,159	2,499
Other / Unallocated
Other	27	24	49	53
Intersegment eliminations	(42)	(18)	(73)	(36)
Net revenues	$1,640	$1,352	$3,135	$2,516

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

Recent Developments and Items Impacting Comparability

Pension Partial Settlement Transactions

On February 24, 2022, we purchased with $1,260 million of PEPP assets a non-participating group annuity contract from an insurance company and transferred $1,257 million of the PEPP’s projected benefit obligations. Under the transaction, the insurance company assumed responsibility for pension benefits and annuity administration for approximately 13,300 retirees or their beneficiaries. As a result of this transaction, the PEPP’s projected benefit obligations and plan assets were remeasured, and we recognized a non-cash pre-tax pension settlement gain of $10 million in the six months ended June 30, 2022.

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

Fabri-Kal Acquisition

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million paid during the six months ended June 30, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the institutional foodservice and consumer packaged goods markets. The acquisition includes four manufacturing facilities in the United States. The acquisition is expected to broaden our portfolio of sustainable packaging products and expand our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

Dispositions

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan. The transaction closed on August 2, 2022, and we received preliminary proceeds of $336 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We expect to recognize gain on sale in the third quarter of 2022.

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd., our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. The transaction closed on March 29, 2022, and we received preliminary proceeds of $47 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We recognized a gain on the sale of our equity interests of $27 million during the six months ended June 30, 2022.

Neither of these dispositions qualifies for presentation as discontinued operations.

Coated Groundwood Paper Business Exit

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. With the decline in the coated groundwood market, our decision to exit this business enables us to re-invest resources into our strategic core competency of liquid packaging board, as well as other more profitable segments across the enterprise. On October 31, 2021, we ceased manufacturing coated groundwood paper, and we substantially completed our exit from this business during the fourth quarter of 2021. As a result of the closure, we recognized $1 million for disassembly costs in the three months ended June 30, 2022 and $8 million for contractual termination benefits in the three months ended June 30, 2021.

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

During the early part of 2021, prior to the widespread availability of vaccines during which various measures restricted consumer mobility, we experienced lower demand for our products and, as a result, decreased revenues. Our Foodservice segment experienced lower net revenues due to the closure or reduced activity of restaurants and other food-serving institutions. Within our Beverage Merchandising segment, sales of fresh beverage cartons remained relatively constant with declines in sales of school milk cartons offset by higher demand in the retail sector, while sales in the paper markets declined due to a decrease in demand of printed publications and advertising and demand for liquid packaging board softened. Commencing in the second quarter of 2021, as the availability of vaccines and inoculation rates improved and measures that restricted consumer mobility were lifted, volumes improved in our business, most significantly in our Foodservice segment. Additionally, we have adapted along with our customers as COVID-19 restrictions were lifted, or subsequently reinstated, and as consumer behavior required more take-out and online ordering options.

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

Non-GAAP Measures – Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition and integration costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, executive transition charges and gains or losses on certain legal settlements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss) from continuing operations (GAAP)	$74	$8	$117	$(3)
Income tax expense (benefit)	45	5	81	(13)
Interest expense, net	50	42	99	84
Depreciation and amortization	86	77	170	150
Restructuring, asset impairment and other related charges(1)	1	10	1	8
Gain on sale of businesses and noncurrent assets(2)	—	—	(27)	—
Non-cash pension expense (income)(3)	2	(25)	(8)	(48)
Operational process engineering-related consultancy costs(4)	1	7	4	10
Business acquisition and integration costs and purchase accounting adjustments(5)	2	—	6	—
Unrealized (gains) losses on derivatives(6)	(1)	3	(6)	4
Foreign exchange losses on cash(7)	—	1	2	1
Executive transition charges(8)	2	—	2	10
Gain on legal settlement(9)	(15)	—	(15)	—
Costs associated with legacy sold facility(10)	3	—	6	—
Other	(1)	2	(1)	4
Adjusted EBITDA from continuing operations (Non-GAAP)	$249	$130	$431	$207

(1)
Reflects restructuring, asset impairment and other related charges (net of reversals) primarily associated with our closure of Beverage Merchandising’s coated groundwood operations. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects the gain from the sale of businesses and noncurrent assets, primarily related to the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. Refer to Note 2, Acquisitions and Dispositions, for additional details.
(3)
Reflects the non-cash pension expense (income) related to our employee benefit plans, including the pension settlement gain of $10 million recognized during the six months ended June 30, 2022. Refer to Note 10, Employee Benefits, for additional details.
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
(8)
Reflects charges relating to key executive retirement and separation agreements in the first half of 2021 and in the second quarter of 2022.
(9)
Reflects the gain, net of costs, arising from the settlement of a historical legal action.
(10)
Reflects costs related to a closed facility, sold prior to our acquisition of the entity.

Results of Operations

Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021

Consolidated Results

	For the Three Months Ended June 30,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$1,640	100%	$1,352	100%	$288	21%
Cost of sales	(1,332)	(81)%	(1,202)	(89)%	(130)	(11)%
Gross profit	308	19%	150	11%	158	105%
Selling, general and administrative expenses	(148)	(9)%	(115)	(9)%	(33)	(29)%
Restructuring, asset impairment and other related charges	(1)	—%	(10)	(1)%	9	90%
Other income, net	12	1%	5	—%	7	NM
Operating income from continuing operations	171	10%	30	2%	141	NM
Non-operating (expense) income, net	(2)	—%	25	2%	(27)	NM
Interest expense, net	(50)	(3)%	(42)	(3)%	(8)	(19)%
Income from continuing operations before tax	119	7%	13	1%	106	NM
Income tax expense	(45)	(3)%	(5)	—%	(40)	NM
Income from continuing operations	74	5%	8	1%	66	NM
Loss from discontinued operations, net of income taxes	—		(1)		1
Net income	$74		$7		$67
Adjusted EBITDA from continuing operations(1)	$249	15%	$130	10%	$119	92%

(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from continuing operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

NM indicates that the calculation is “not meaningful”.

Components of Change in Reportable Segment Net Revenues for the Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

	Price/Mix	Volume	Acquisitions	FX	Total
Net revenues	23%	(10)%	9%	(1)%	21%
By reportable segment:
Foodservice	27%	(9)%	21%	—%	39%
Food Merchandising	20%	(6)%	—%	—%	14%
Beverage Merchandising	19%	(9)%	—%	(1)%	9%

Net Revenues. Net revenues for the three months ended June 30, 2022 increased by $288 million, or 21%, to $1,640 million compared to the three months ended June 30, 2021. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions across all of our segments. In addition, the Foodservice segment’s acquisition of Fabri-Kal on October 1, 2021 contributed $121 million of incremental sales for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. These increases were partially offset by lower sales volume, primarily due to strong prior year period sales volume as businesses and restaurants re-opened post-COVID-19 lockdowns in our Foodservice segment, labor and related impacts in our Food Merchandising segment and our strategic exit from the coated groundwood business in our Beverage Merchandising segment in December 2021.

Cost of Sales. Cost of sales for the three months ended June 30, 2022 increased by $130 million, or 11%, to $1,332 million compared to the three months ended June 30, 2021. The increase was primarily due to higher material and manufacturing costs across all of our segments as well as the Foodservice segment’s acquisition of Fabri-Kal. These increases were partially offset by lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2022 increased by $33 million, or 29%, to $148 million compared to the three months ended June 30, 2021. The increase was primarily due to higher employee-related costs and higher costs related to the Foodservice segment’s acquisition of Fabri-Kal.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended June 30, 2022 and June 30, 2021 included a $1 million and $8 million charge, respectively, related to our strategic exit from the coated groundwood operations. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net for the three months ended June 30, 2022 increased by $7 million to $12 million compared to the three months ended June 30, 2021. The increase was primarily attributable to the $15 million gain, net of costs, arising from the settlement of a historical legal action, partially offset by lower transition service agreement income.

Non-operating (Expense) Income, Net. Non-operating (expense) income, net, for the three months ended June 30, 2022 was $2 million of expense compared to $25 million of income for the three months ended June 30, 2021. The change reflects the net impact of lower gross plan assets and liabilities due to the completion of multiple pension partial settlement transactions as well as a decrease in the expected return on assets and in increase in discount rates due to changes in market conditions.

Interest Expense, Net. Interest expense, net, for the three months ended June 30, 2022 increased by $8 million, or 19%, to $50 million, compared to the three months ended June 30, 2021. The increase was primarily due to an increase in principal amounts outstanding under our senior secured notes. Refer to Note 8, Debt, for additional details.

Income Tax Expense. During the three months ended June 30, 2022, we recognized a tax expense of $45 million on income from continuing operations before tax of $119 million, compared to tax expense of $5 million on income from continuing operations before tax of $13 million for the three months ended June 30, 2021. The effective tax rate during the three months ended June 30, 2022 was primarily attributable to our overall projected earnings subject to taxation at varying rates in the jurisdictions in which we operate and limitations on the ability to recognize a tax benefit on all interest expense. The effective tax rate during the three months ended June 30, 2021 was primarily attributable to our overall projected earnings subject to taxation at varying rates in the jurisdictions in which we operate.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the three months ended June 30, 2022 increased by $119 million to $249 million compared to the three months ended June 30, 2021. The increase reflects favorable pricing, net of raw material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing and employee-related costs and lower sales volume.

Segment Information

Foodservice

	For the Three Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$791	$571	$220	39%
Segment Adjusted EBITDA	$165	$62	$103	166%
Segment Adjusted EBITDA margin	21%	11%

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended June 30, 2022 increased by $220 million, or 39%, to $791 million compared to the three months ended June 30, 2021. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs. In addition, the acquisition of Fabri-Kal on October 1, 2021 contributed $121 million of incremental sales for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. These increases were partially offset by lower sales volume as the prior year period had strong sales volume as businesses and restaurants re-opened post-COVID-19 lockdowns.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended June 30, 2022 increased by $103 million to $165 million compared to the three months ended June 30, 2021. The increase was primarily due to favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing costs, lower sales volume and higher employee-related costs.

Food Merchandising

	For the Three Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$444	$388	$56	14%
Segment Adjusted EBITDA	$78	$59	$19	32%
Segment Adjusted EBITDA margin	18%	15%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the three months ended June 30, 2022 increased by $56 million, or 14%, to $444 million compared to the three months ended June 30, 2021. The increase was primarily due to favorable pricing, due to pricing actions taken to offset higher input costs and the contractual pass-through of higher material costs, partially offset by lower sales volume, primarily due to labor and related impacts.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the three months ended June 30, 2022 increased by $19 million, or 32%, to $78 million compared to the three months ended June 30, 2021. The increase was primarily due to favorable pricing, net of material costs passed through, partially offset by higher manufacturing costs and lower sales volume.

Beverage Merchandising

	For the Three Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$420	$387	$33	9%
Segment Adjusted EBITDA	$29	$15	$14	93%
Segment Adjusted EBITDA margin	7%	4%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the three months ended June 30, 2022 increased by $33 million, or 9%, to $420 million compared to the three months ended June 30, 2021. The increase was primarily due to favorable pricing, due to pricing actions taken to offset higher input costs and the contractual pass-through of higher material costs, and favorable product mix. These increases were partially offset by lower sales volume, primarily due to our strategic exit from the coated groundwood business in December 2021.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the three months ended June 30, 2022 increased by $14 million, or 93%, to $29 million compared to the three months ended June 30, 2021. The increase was primarily due to favorable pricing, net of material costs passed through, partially offset by higher manufacturing costs, including $11 million due to a scheduled annual pulp mill outage, higher employee-related costs and lower sales volume.

Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

Consolidated Results

	For the Six Months Ended June 30,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$3,135	100%	$2,516	100%	$619	25%
Cost of sales	(2,595)	(83)%	(2,258)	(90)%	(337)	(15)%
Gross profit	540	17%	258	10%	282	109%
Selling, general and administrative expenses	(290)	(9)%	(241)	(10)%	(49)	(20)%
Restructuring, asset impairment and other related charges	(1)	—%	(8)	—%	7	88%
Other income, net	40	1%	11	—%	29	NM
Operating income from continuing operations	289	9%	20	1%	269	NM
Non-operating income, net	8	—%	48	2%	(40)	(83)%
Interest expense, net	(99)	(3)%	(84)	(3)%	(15)	(18)%
Income (loss) from continuing operations before tax	198	6%	(16)	(1)%	214	NM
Income tax (expense) benefit	(81)	(3)%	13	1%	(94)	NM
Income (loss) from continuing operations	117	4%	(3)	—%	120	NM
Loss from discontinued operations, net of income taxes	—		(4)		4
Net income (loss)	$117		$(7)		$124
Adjusted EBITDA from continuing operations(1)	$431	14%	$207	8%	$224	108%

(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from continuing operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for the Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

	Price/Mix	Volume	Acquisitions	Total
Net revenues	24%	(8)%	9%	25%
By reportable segment:
Foodservice	29%	(6)%	22%	45%
Food Merchandising	22%	(6)%	—%	16%
Beverage Merchandising	18%	(7)%	—%	11%

Net Revenues. Net revenues for the six months ended June 30, 2022 increased by $619 million, or 25%, to $3,135 million compared to the six months ended June 30, 2021. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions across all of our segments. In addition, the Foodservice segment’s acquisition of Fabri-Kal on October 1, 2021 contributed $223 million of incremental sales for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. These increases were partially offset by lower sales volume, primarily due to strong sales volume in the prior year period as businesses and restaurants re-opened post-COVID-19 lockdowns in our Foodservice segment, labor and related impacts in our Food Merchandising segment and our strategic exit from the coated groundwood business in our Beverage Merchandising segment in December 2021.

Cost of Sales. Cost of sales for the six months ended June 30, 2022 increased by $337 million, or 15%, to $2,595 million compared to the six months ended June 30, 2021. The increase was primarily due to higher material, manufacturing and logistics costs across all of our segments, partially offset by the benefit related to prior year period costs of $50 million from Winter Storm Uri and $16 million due to a scheduled cold mill outage that did not recur, as well as the Foodservice segment’s acquisition of Fabri-Kal. These increases were partially offset by lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2022 increased by $49 million, or 20%, to $290 million compared to the six months ended June 30, 2021. The increase was primarily due to higher employee-related costs and higher costs related to the Foodservice segment’s acquisition of Fabri-Kal.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the six months ended June 30, 2022 and June 30, 2021 included a $1 million and $8 million charge, respectively, related to our strategic exit from the coated groundwood operations. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net for the six months ended June 30, 2022 increased by $29 million to $40 million compared to the six months ended June 30, 2021. The increase was primarily attributable to the $27 million gain on the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. and the $15 million gain, net of costs, arising from the settlement of a historical legal action, partially offset by lower transition service agreement income.

Non-operating Income, Net. Non-operating income, net, for the six months ended June 30, 2022 decreased by $40 million, or 83%, to $8 million compared to $48 million for the six months ended June 30, 2021. The decrease reflects the net impact of lower gross plan assets and liabilities due to the completion of multiple pension partial settlement transactions as well as a decrease in the expected return on assets and in increase in discount rates due to changes in market conditions. Non-operating income, net for the six months ended June 30, 2022 also included a $10 million pension settlement gain.

Interest Expense, Net. Interest expense, net, for the six months ended June 30, 2022 increased by $15 million, or 18%, to $99 million, compared to the six months ended June 30, 2021, primarily due to a net increase in principal amounts outstanding under our senior secured notes and an increase in the interest rate on our floating rate term loans. Refer to Note 8, Debt, for additional details.

Income Tax (Expense) Benefit. During the six months ended June 30, 2022, we recognized a tax expense of $81 million on income from continuing operations before tax of $198 million, compared to tax benefit of $13 million on a loss from continuing operations before tax of $16 million for the six months ended June 30, 2021. The effective tax rate during the six months ended June 30, 2022 was driven primarily by a $14 million discrete expense from the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd., as well as the mix of income taxed at varying rates among the jurisdictions in which we operate and the inability to recognize a tax benefit on all interest expense. The effective tax rate during the six months ended June 30, 2021 was primarily attributable to the partial release of our valuation allowance for deferred interest deductions, which was partially offset by varying tax rates among the jurisdictions in which we operate.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the six months ended June 30, 2022 increased by $224 million to $431 million compared to the six months ended June 30, 2021. The increase reflects favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing costs, lower sales volume and higher employee-related and logistics costs. The increase in Adjusted EBITDA also includes the benefit related to prior year period costs of $50 million from Winter Storm Uri.

Segment Information

Foodservice

	For the Six Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$1,488	$1,025	$463	45%
Segment Adjusted EBITDA	$281	$123	$158	128%
Segment Adjusted EBITDA margin	19%	12%

Total Segment Net Revenues. Foodservice total segment net revenues for the six months ended June 30, 2022 increased by $463 million, or 45%, to $1,488 million compared to the six months ended June 30, 2021. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs. In addition, the acquisition of Fabri-Kal on October 1, 2021 contributed $223 million of incremental sales for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. These increases were partially offset by lower sales volume, primarily due to strong sales volume in the prior year period as businesses and restaurants re-opened post-COVID-19 lockdowns.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the six months ended June 30, 2022 increased by $158 million to $281 million compared to the six months ended June 30, 2021. The increase was primarily due to favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing costs, lower sales volume and higher employee-related costs.

Food Merchandising

	For the Six Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$848	$730	$118	16%
Segment Adjusted EBITDA	$138	$114	$24	21%
Segment Adjusted EBITDA margin	16%	16%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the six months ended June 30, 2022 increased by $118 million, or 16%, to $848 million compared to the six months ended June 30, 2021. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs, partially offset by lower sales volume, primarily due to labor and related impacts.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the six months ended June 30, 2022 increased by $24 million, or 21%, to $138 million compared to the six months ended June 30, 2021. The increase was primarily due to favorable pricing, net of material costs passed through, partially offset by higher manufacturing costs, lower sales volume and higher logistics and employee-related costs.

Beverage Merchandising

	For the Six Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$823	$744	$79	11%
Segment Adjusted EBITDA	$53	$(17)	$70	NM
Segment Adjusted EBITDA margin	6%	(2)%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the six months ended June 30, 2022 increased by $79 million, or 11%, to $823 million compared to the six months ended June 30, 2021. The increase was primarily due to favorable pricing, due to pricing actions taken to offset higher input costs and the contractual pass-through of higher material costs, and favorable product mix. These increases were partially offset by lower sales volume, primarily due to our strategic exit from the coated groundwood business in December 2021.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the six months ended June 30, 2022 increased by $70 million to $53 million compared to the six months ended June 30, 2021. The increase reflects favorable pricing, net of material costs passed through, and the benefit related to prior year period costs of $37 million from Winter Storm Uri. These items were partially offset by higher manufacturing and employee-related costs.

Liquidity and Capital Resources

We believe that we have sufficient liquidity to support our ongoing operations and to invest in future growth to create value for our shareholders. Our projected operating cash flows, existing cash balances, cash proceeds received from the sale of Beverage Merchandising Asia in August 2022 and available capacity under our revolving credit facility are our primary sources of liquidity for the next 12 months and are expected to be used for, among other things, capital expenditures, payment of interest and principal on our long-term debt obligations and distributions to shareholders that require approval by our Board of Directors. Additionally, we may continue to utilize long-term debt issuances for our funding requirements.

Cash provided by operating activities

Net cash provided by operating activities increased by $44 million to $166 million for the six months ended June 30, 2022 compared to $122 million for the six months ended June 30, 2021. The increase was primarily driven by higher cash earnings and favorable changes in accounts payable, accrued expenses and accounts receivable balances. These increases were partially offset by planned inventory build activity, $67 million of higher tax payments due to the comparative period including the receipt of a refund and higher interest payments.

Cash used in investing activities

Net cash used in investing activities decreased by $68 million to $69 million for the six months ended June 30, 2022 compared to $137 million for the six months ended June 30, 2021. The decrease was primarily attributable to $47 million of cash received from the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. Property, plant and equipment additions were $114 million during the six months ended June 30, 2022, compared to $131 million during the six months ended June 30, 2021, with the decrease reflecting the timing of spend.

Cash used in financing activities

Net cash used in financing activities decreased by $49 million to $53 million for the six months ended June 30, 2022 compared to $102 million for the six months ended June 30, 2021. The decrease was primarily attributable to the $59 million redemption of the remaining portion of our 5.125% senior secured notes during the six months ended June 30, 2021.

Dividends

We paid cash dividends of $36 million and $35 million during the six months ended June 30, 2022 and 2021, respectively. On August 1, 2022, our Board of Directors declared a dividend of $0.10 per share to be paid on September 15, 2022 to shareholders of record as of August 31, 2022.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Debt and Liquidity

As of June 30, 2022, we had $4,264 million of total principal amount of borrowings. Refer to Note 8, Debt, for additional details.

Our 2022 annual cash interest obligations on our borrowings are expected to be approximately $201 million. As of June 30, 2022, the underlying one month LIBO rate for amounts borrowed under our Credit Agreement was 1.67%.

As of June 30, 2022, we had $246 million of cash and cash equivalents on hand, with a further $9 million of cash and cash equivalents classified within current assets held for sale and we received $336 million of preliminary cash proceeds from our sale of Beverage Merchandising Asia in August 2022. We also had $206 million available for drawing under our revolving credit facility. We believe that our existing cash balances, projected operating cash flows together with our available capacity under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, working capital needs and expected capital expenditures for the next 12 months. Our next significant near term maturity of borrowings is $276 million of Pactiv Debentures due in December 2025. We currently anticipate incurring approximately $265 million of capital expenditures during fiscal year 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during the six months ended June 30, 2022. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
Exhibit	Exhibit Title	Filed Here-With?	Form	Exhibit No.	Date Filed
10.1*	Employment Agreement, dated as of May 27, 2022, by and between Pactiv LLC and Jonathan Baksht.	X
10.2*	Separation Agreement, dated June 15, 2022, by and between Pactiv LLC and Michael J. Ragen.	X
10.3*	Annual Incentive Plan: 2022 Summary Plan Description.	X
10.4*	Long-Term Incentive Plan: 2022 Summary Plan Description.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV EVERGREEN INC.
(Registrant)

By:	/s/ Jonathan H. Baksht
Jonathan H. Baksht
Chief Financial Officer (principal financial officer and principal accounting officer)
August 4, 2022