Form 10-Q
period 2022-09-30
Pactiv Evergreen Inc.
filed 2022-11-08
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

The registrant had 177,803,062 shares of common stock, $0.001 par value per share, outstanding as of November 2, 2022.

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

•
fluctuations, including increases, in raw material, energy and freight costs;
•
labor shortages and increased labor costs;
•
the current macroeconomic environment with high levels of inflation, high interest rates and global supply chain challenges;
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
•
changes in market interest rates, or a phase-out or replacement of LIBOR as an interest rate benchmark;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Income (Loss)

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$1,609	$1,394	$4,744	$3,910
Cost of sales	(1,377)	(1,291)	(3,972)	(3,549)
Gross profit	232	103	772	361
Selling, general and administrative expenses	(145)	(104)	(435)	(345)
Restructuring, asset impairment and other related charges	(57)	—	(58)	(8)
Other income, net	239	7	279	18
Operating income from continuing operations	269	6	558	26
Non-operating income, net	44	40	52	88
Interest expense, net	(59)	(57)	(158)	(141)
Income (loss) from continuing operations before tax	254	(11)	452	(27)
Income tax (expense) benefit	(79)	13	(160)	26
Income (loss) from continuing operations	175	2	292	(1)
Income (loss) from discontinued operations, net of income taxes	1	(2)	1	(6)
Net income (loss)	176	—	293	(7)
Income attributable to non-controlling interests	—	—	(1)	(1)
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$176	$—	$292	$(8)
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.98	$0.01	$1.63	$(0.01)
Diluted	$0.98	$0.01	$1.63	$(0.01)
From discontinued operations
Basic	$0.01	$(0.01)	$0.01	$(0.03)
Diluted	$—	$(0.01)	$—	$(0.03)
Total
Basic	$0.99	$—	$1.64	$(0.04)
Diluted	$0.98	$—	$1.63	$(0.04)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$176	$—	$293	$(7)
Other comprehensive income (loss), net of income taxes:
Currency translation adjustments	(6)	(7)	(12)	(20)
Defined benefit plans	41	211	(62)	211
Other comprehensive income (loss)	35	204	(74)	191
Comprehensive income	211	204	219	184
Comprehensive income attributable to non-controlling interests	—	—	(1)	(1)
Comprehensive income attributable to Pactiv Evergreen Inc. common shareholders	$211	$204	$218	$183

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of September 30, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$559	$197
Accounts receivable, net of allowances for doubtful accounts of $3 and $3	523	474
Related party receivables	46	48
Inventories	1,123	854
Other current assets	117	127
Assets held for sale	—	162
Total current assets	2,368	1,862
Property, plant and equipment, net	1,735	1,786
Operating lease right-of-use assets, net	275	278
Goodwill	1,815	1,812
Intangible assets, net	1,079	1,127
Deferred income taxes	6	7
Other noncurrent assets	147	149
Total assets	$7,425	$7,021
Liabilities
Accounts payable	$411	$364
Related party payables	10	10
Current portion of long-term debt	31	30
Current portion of operating lease liabilities	64	61
Income taxes payable	5	8
Accrued and other current liabilities	437	315
Liabilities held for sale	24	31
Total current liabilities	982	819
Long-term debt	4,202	4,220
Long-term operating lease liabilities	222	229
Deferred income taxes	318	246
Long-term employee benefit obligations	97	79
Other noncurrent liabilities	137	140
Total liabilities	$5,958	$5,733
Commitments and contingencies (Note 12)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 177,800,391 and 177,250,974 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	639	625
Accumulated other comprehensive loss	(173)	(99)
Retained earnings	996	758
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,462	1,284
Non-controlling interests	5	4
Total equity	1,467	1,288
Total liabilities and equity	$7,425	$7,021

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Controlling Interests	Total Equity
For the Three Months Ended September 30, 2021
Balance as of June 30, 2021	177.2	$—	$620	$(362)	$763	$4	$1,025
Net income	—	—	—	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	204	—	—	204
Equity based compensation	—	—	3	—	—	—	3
Vesting of restricted stock units, net of tax withholdings	0.1	—	—	—	—	—	—
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of September 30, 2021	177.3	$—	$623	$(158)	$745	$4	$1,214

For the Three Months Ended September 30, 2022
Balance as of June 30, 2022	177.7	$—	$634	$(208)	$838	$5	$1,269
Net income	—	—	—	—	176	—	176
Other comprehensive income, net of income taxes	—	—	—	35	—	—	35
Equity based compensation	—	—	6	—	—	—	6
Vesting of restricted stock units, net of tax withholdings	0.1	—	(1)	—	—	—	(1)
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of September 30, 2022	177.8	$—	$639	$(173)	$996	$5	$1,467

For the Nine Months Ended September 30, 2021
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074
Net (loss) income	—	—	—	—	(8)	1	(7)
Other comprehensive income, net of income taxes	—	—	—	191	—	—	191
Equity based compensation	—	—	9	—	—	—	9
Vesting of restricted stock units, net of tax withholdings	0.1	—	—	—	—	—	—
Dividends declared - common shareholders ($0.30 per share)	—	—	—	—	(53)	—	(53)
Balance as of September 30, 2021	177.3	$—	$623	$(158)	$745	$4	$1,214

For the Nine Months Ended September 30, 2022
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288
Net income	—	—	—	—	292	1	293
Other comprehensive loss, net of income taxes	—	—	—	(74)	—	—	(74)
Equity based compensation	—	—	16	—	—	—	16
Vesting of restricted stock units, net of tax withholdings	0.5	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.30 per share)	—	—	—	—	(54)	—	(54)
Balance as of September 30, 2022	177.8	$—	$639	$(173)	$996	$5	$1,467

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income (loss)	$293	$(7)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	255	253
Deferred income taxes	95	(48)
Unrealized loss on derivatives	4	5
Asset impairment charges	56	—
Gain on sale of businesses and noncurrent assets	(266)	—
Non-cash portion of employee benefit obligations	(51)	(83)
Non-cash portion of operating lease expense	62	57
Amortization of OID and DIC	4	4
Loss on extinguishment of debt	—	2
Equity based compensation	16	9
Other non-cash items, net	14	(1)
Change in assets and liabilities:
Accounts receivable, net	(50)	(98)
Inventories	(304)	(20)
Other current assets	(5)	2
Accounts payable	61	87
Operating lease payments	(61)	(57)
Income taxes payable/receivable	(1)	49
Accrued and other current liabilities	125	34
Employee benefit obligation contributions	(4)	(3)
Other assets and liabilities	(2)	5
Net cash provided by operating activities	241	190
Investing Activities:
Acquisition of property, plant and equipment	(169)	(199)
Disposal of businesses and joint venture equity interests, net of cash disposed	364	(6)
Other investing activities	1	4
Net cash provided by (used in) investing activities	196	(201)
Financing Activities:
Long-term debt proceeds	—	1,510
Long-term debt repayments	(17)	(1,275)
Long-term debt issuance costs	—	(5)
Premium on redemption of long-term debt	—	(1)
Dividends paid to common shareholders	(54)	(53)
Other financing activities	(8)	(3)
Net cash (used in) provided by financing activities	(79)	173
Effect of exchange rate changes on cash and cash equivalents	(6)	(3)
Increase in cash and cash equivalents	352	159
Cash and cash equivalents, including amounts classified as held for sale, as of beginning of the period	214	468
Cash and cash equivalents as of end of the period	$566	$627
Cash and cash equivalents are comprised of:
Cash and cash equivalents	$559	$627
Cash and cash equivalents classified as assets held for sale	7	—
Cash and cash equivalents as of end of the period	$566	$627
Cash paid (received):
Interest	$132	$99
Income taxes paid (refunded), net	64	(25)

Significant non-cash investing and financing activities

During the nine months ended September 30, 2022 and 2021, we recognized operating lease right-of-use assets and lease liabilities of $49 million and $41 million, respectively, and finance lease right-of-use assets and lease liabilities of $3 million and $34 million, respectively.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could differ from what was anticipated in those estimates, which could materially affect our results of operations, balance sheet and cash flows. Among other effects, such changes could result in future impairments of goodwill, intangibles and long-lived assets, and adjustments to reserves for employee benefits and income taxes. The estimated recoverable amounts associated with asset impairments represent Level 3 measurements in the fair value hierarchy, which include inputs that are not based on observable market data.

The worldwide COVID-19 pandemic has had, and may continue to have, a significant impact on our results of operations, and it may also have additional far-reaching impacts on many aspects of our operations including the impact on customer behaviors, business and manufacturing operations, our employees and the market in general. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations, cash flows and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the progress of the pandemic, actions taken to contain the virus, the implementation and effectiveness of vaccinations and how quickly and to what extent economic and operating conditions evolve.

Accounting Guidance Issued but Not Yet Adopted as of September 30, 2022

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (“ASC 606”). Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. This ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. This ASU is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. This ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. While the impact of this ASU is dependent on the nature of any future transactions, we currently do not expect this ASU to have a significant impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This ASU is effective upon issuance and generally can be applied through the end of calendar year 2022. While we currently do not expect this new guidance to have a significant

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

impact on our condensed consolidated financial statements or related disclosures, we continue to evaluate our contracts and the optional expedients and exceptions provided under the new standard.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our condensed consolidated financial statements.

Note 2. Acquisitions and Dispositions

Acquisitions

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal LLC, Monarch Mill Pond LLC and Pure Pulp Products LLC (collectively, “Fabri-Kal”) for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million which was paid during the nine months ended September 30, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the institutional foodservice and consumer packaged goods markets. The acquisition includes four manufacturing facilities in the U.S. The acquisition broadened our portfolio of sustainable packaging products and expanded our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

The Fabri-Kal acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our condensed consolidated financial statements from the date of acquisition. Included in our condensed consolidated statements of income (loss) are Fabri-Kal’s net revenues of $114 million and $337 million for the three and nine months ended September 30, 2022, respectively.

The following table summarizes the final purchase price allocation of the fair value of net tangible and intangible assets acquired and liabilities assumed:

As of October 1, 2021
Cash and cash equivalents	$3
Accounts receivable	46
Inventories	84
Other current assets	2
Property, plant and equipment	122
Operating lease right-of-use assets	31
Goodwill	69
Customer relationships	56
Trademarks	34
Deferred income taxes	10
Assets acquired	$457
Accounts payable	$17
Current portion of long-term debt	1
Current portion of operating lease liabilities	3
Accrued and other current liabilities	25
Long-term debt	1
Long-term operating lease liabilities	25
Long-term employee benefit obligations	6
Other noncurrent liabilities	1
Liabilities assumed	$79
Total purchase price	$378

We allocated finite-lived intangible assets acquired to the Foodservice segment which included $56 million of customer relationships with an estimated life of eight years and $34 million of trademarks with an estimated life of ten years. We increased the cost of acquired inventories by $12 million, all of which was expensed as a component of cost of sales during the year ended December 31, 2021. We allocated $69 million of goodwill to the Foodservice segment, of which $41 million is expected to be tax deductible. Goodwill arises principally as a result of expansion opportunities provided by Fabri-Kal’s manufacturing capacity to better serve our customers, in addition to plant operational synergies. The purchase price allocation in the table above is based on our final valuation analysis and reflects measurement period adjustments we recorded during the

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

nine months ended September 30, 2022 which increased goodwill by $3 million. These adjustments related to reductions in inventories, property, plant and equipment and accrued and other current liabilities, and the related deferred tax effects. None of these adjustments were individually significant.

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

Beverage Merchandising Asia

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

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell Beverage Merchandising Asia. The transaction closed on August 2, 2022, and we received preliminary proceeds of $336 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We recognized a preliminary gain on sale of $239 million during the three months ended September 30, 2022, which was reflected in other income, net.

The carrying amounts of the major classes of Beverage Merchandising Asia’s assets and liabilities as of December 31, 2021 comprised the following:

As of December 31, 2021
Cash and cash equivalents	$17
Current assets	53
Noncurrent assets	69
Total current assets held for sale	$139
Current liabilities	$28
Noncurrent liabilities	3
Total current liabilities held for sale	$31

Income from operations before income taxes for Beverage Merchandising Asia for the three and nine months ended September 30, 2022 and 2021 was $2 million, $13 million, $4 million and $15 million, respectively.

Closures Businesses

During the third quarter of 2022, we committed to a plan to sell our remaining closures businesses included in the Other operating segment. As a result, we classified the assets and liabilities of these businesses as held for sale and recognized an impairment charge of $56 million within restructuring, asset impairment and other related charges during the quarter to reduce the carrying value of the disposal group to its fair value less costs to sell. This impairment charge includes $26 million of cumulative currency translation adjustment losses. The operations of the remaining closures businesses did not meet the criteria to be presented as discontinued operations and are expected to be sold within the next twelve months.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The carrying amounts of the major classes of the remaining closures businesses’ assets and liabilities as of September 30, 2022 comprised the following:

As of September 30, 2022
Cash and cash equivalents	$7
Current assets	38
Noncurrent assets	11
Held for sale valuation allowance	(56)
Total current assets held for sale	$—
Current liabilities	$20
Noncurrent liabilities	4
Total current liabilities held for sale	$24

The remaining closures businesses’ income from operations before income taxes for the nine months ended September 30, 2022 and 2021 was insignificant.

Naturepak Beverage

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. (“Naturepak Beverage”), our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. As a result, we reclassified the carrying value of our interests in Naturepak Beverage to assets held for sale as of December 31, 2021. The transaction closed on March 29, 2022, and we received preliminary proceeds of $47 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. The transaction resulted in a preliminary gain on the sale of our equity interests of $27 million during the nine months ended September 30, 2022 which was reflected in other income, net. Our interests in Naturepak Beverage did not meet the criteria to be presented as discontinued operations. The income from operations before income taxes from our equity interests in Naturepak Beverage for the nine months ended September 30, 2022, and 2021 was insignificant.
Note 3. Restructuring, Asset Impairment and Other Related Charges

Restructuring, asset impairment and other related charges consisted of the following:

	Employee Terminations	Asset Impairment	Other Related Charges	Total
For the Three Months Ended September 30, 2022
Beverage Merchandising	$1	$—	$—	$1
Other	—	56	—	56
Total	$1	$56	$—	$57

For the Nine Months Ended September 30, 2022
Beverage Merchandising	$1	$—	$1	$2
Other	—	56	—	56
Total	$1	$56	$1	$58

For the Nine Months Ended September 30, 2021(1)
Beverage Merchandising	$8	$—	$—	$8
Total	$8	$—	$—	$8
(1)
There were no restructuring, asset impairment and other related charges during the three months ended September 30, 2021.

During the three months ended September 30, 2022, we recorded a non-cash impairment charge of $56 million related to our remaining closures businesses, which is reported within the Other operating segment. Accordingly, the carrying value of the remaining closures businesses was reduced to fair value, as presented in Note 2, Acquisitions and Dispositions. The impairment arose as a result of our decision to sell the remaining closures businesses.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

During the three months ended September 30, 2022, we internally announced the decision to close our El Salvador operations in the Beverage Merchandising segment, which is expected to be completed by December 31, 2022. As a result, we recognized $1 million for contractual termination benefits.

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. On October 31, 2021, we ceased manufacturing coated groundwood paper. As a result of the closure, we recognized $8 million for contractual termination benefits in the nine months ended September 30, 2021. We also recognized $1 million for disassembly costs in the nine months ended September 30, 2022, which is incremental to the restructuring, asset impairment and other charges recognized for the three months ended September 30, 2022.

Note 4. Inventories

The components of inventories consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Raw materials	$297	$226
Work in progress	119	102
Finished goods	605	427
Spare parts	102	99
Inventories	$1,123	$854

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Land and land improvements	$72	$72
Buildings and building improvements	649	638
Machinery and equipment	3,426	3,383
Construction in progress	176	170
Property, plant and equipment, at cost	4,323	4,263
Less: accumulated depreciation	(2,588)	(2,477)
Property, plant and equipment, net	$1,735	$1,786

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$63	$85	$191	$197
Selling, general and administrative expenses	6	5	18	17
Total depreciation expense	$69	$90	$209	$214

Note 6. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Total
As of December 31, 2021	$990	$770	$52	$1,812
Measurement period adjustments	3	—	—	3
As of September 30, 2022	$993	$770	$52	$1,815

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Intangible assets, net consisted of the following:

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,059	$(624)	$435	$1,075	$(594)	$481
Trademarks	42	(11)	31	42	(9)	33
Other	7	(7)	—	12	(12)	—
Total finite-lived intangible assets	$1,108	$(642)	$466	$1,129	$(615)	$514
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,721	$(642)	$1,079	$1,742	$(615)	$1,127

Amortization expense for intangible assets of $16 million, $46 million, $13 million and $39 million for the three and nine months ended September 30, 2022 and 2021, respectively, was recognized in selling, general and administrative expenses.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Personnel costs	$150	$86
Rebates and credits	95	87
Interest	43	19
Other(1)	149	123
Accrued and other current liabilities	$437	$315

(1)
Other includes items such as freight, utilities and property and other non-income related taxes.

Note 8. Debt

Debt consisted of the following:

	As of	As of
	September 30,	December 31,
	2022	2021
Credit Agreement	$2,233	$2,250
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	276	276
8.375% Debentures due 2027	200	200
Other	49	53
Total principal amount of borrowings	4,258	4,279
Deferred debt issuance costs (“DIC”)	(15)	(17)
Original issue discounts, net of premiums (“OID”)	(10)	(12)
	4,233	4,250
Less: current portion	(31)	(30)
Long-term debt	$4,202	$4,220

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We were in compliance with all debt covenants during the nine months ended September 30, 2022 and the year ended December 31, 2021.

On September 24, 2021, we incurred $1,015 million of term loans (“U.S. term loans tranche B-3”) and issued $500 million aggregate principal amount of 4.375% Senior Secured Notes due 2028 (“4.375% Notes”). A portion of the net proceeds from the U.S. term loans Tranche B-3, along with the net proceeds from the 4.375% Notes, was used to repay in full the $1,207 million of existing U.S. term loans Tranche B-1 maturing in February 2023, including accrued interest. The balance of the net proceeds from the U.S. term loans Tranche B-3 was used to partially fund the acquisition of Fabri-Kal. During the nine months ended September 30, 2021, we repaid the remaining $59 million of the 5.125% senior secured notes at a price of 101.281%. The early repayment of these senior secured notes resulted in a loss on extinguishment of debt of $1 million in respect of the premium on redemption, which was recognized in interest expense, net.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

	Maturity Date	Value Drawn or Utilized as of September 30, 2022	Applicable Interest Rate as of September 30, 2022
Term Tranches
U.S. term loans Tranche B-2	February 5, 2026	$1,228	LIBOR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$1,005	LIBOR (floor of 0.500%) + 3.500%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2024	$50	—

(1) The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 and Tranche B-3 for the nine months ended September 30, 2022 were 4.47% and 4.79%, respectively. The weighted average contractual interest rates related to our U.S. term loans Tranche B-1, B-2 and B-3 for the nine months ended September 30, 2021 were 2.86%, 3.36% and 4.00%, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates.

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

The Credit Agreement contains customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the Credit Agreement.

Notes

As of September 30, 2022, our outstanding Notes were as follows:

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

The respective indentures governing the 4.000% Senior Secured Notes due 2027 (“4.000% Notes”) and the 4.375% Notes (together with the 4.000% Notes, the “Notes”) contain customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the respective indentures governing the Notes.

Under the respective indentures governing the Notes, we can, at our option, elect to redeem the Notes under terms and conditions specified in the indentures. Under the respective indentures governing the Notes, in certain circumstances which would constitute a change in control, the holders of the Notes have the right to require us to repurchase the Notes at a premium.

Pactiv Debentures

As of September 30, 2022, our outstanding debentures (together, the “Pactiv Debentures”) were as follows:

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

Other borrowings

Other borrowings represented finance lease obligations of $49 million and $53 million as of September 30, 2022 and December 31, 2021, respectively.

Scheduled maturities

Below is a schedule of required future repayments on our debt outstanding as of September 30, 2022:

2022	$8
2023	30
2024	30
2025	304
2026	1,203
Thereafter	2,683
Total principal amount of borrowings	$4,258

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Fair value of our long-term debt

The fair value of our long-term debt as of September 30, 2022 and December 31, 2021 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$2,223	$2,151	$2,239	$2,243
Notes:
4.000% Senior Secured Notes due 2027	993	841	991	975
4.375% Senior Secured Notes due 2028	495	415	495	497
Pactiv Debentures:
7.950% Debentures due 2025	274	257	273	305
8.375% Debentures due 2027	199	181	199	222
Other	49	49	53	53
Total	$4,233	$3,894	$4,250	$4,295

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense:
Credit Agreement	$32	$19	$76	$58
Notes	15	11	46	31
Pactiv Debentures	11	11	30	30
Interest income	(1)	(1)	(2)	(2)
Amortization:
DIC	1	—	2	2
OID	1	1	2	2
Net foreign currency exchange losses	—	—	1	—
Loss on extinguishment of debt	—	1	—	2
Other(1)	—	15	3	18
Interest expense, net	$59	$57	$158	$141
(1)
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

Note 9. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of September 30, 2022		As of December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$2	$(6)	$1	$(1)
Total fair value	$2	$(6)	$1	$(1)
Classification:
Other current assets	$1	$—	$1	$—
Other noncurrent assets	1	—	—	—
Accrued and other current liabilities	—	(5)	—	(1)
Other noncurrent liabilities	—	(1)	—	—
Total fair value	$2	$(6)	$1	$(1)

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Our derivatives are comprised of commodity swaps. All derivatives represent Level 2 financial assets and liabilities. Our derivatives are valued using an income approach based on the observable market index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the three and nine months ended September 30, 2022 and 2021, we recognized unrealized losses of $10 million, $4 million, $1 million and $5 million, respectively, in cost of sales.

The following table provides the detail of outstanding commodity derivative contracts as of September 30, 2022:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Benzene swaps	U.S. liquid gallon	5,435,377	$3.17 - $4.82	Nov 2022 - Jun 2023
Natural gas swaps	Million BTU	5,205,000	$4.63 - $7.01	Nov 2022 - Dec 2025

Note 10. Employee Benefits

Net periodic benefit income for our defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$—	$(2)	$(1)	$(5)
Interest cost	(17)	(25)	(54)	(80)
Expected return on plan assets	14	43	49	146
Ongoing net periodic benefit (expense) income	(3)	16	(6)	61
Income due to settlements(1)	47	22	57	22
Total net periodic benefit income	$44	$38	$51	$83
(1)
Refer to the Pension Partial Settlement Transactions section below for additional details.

Net periodic benefit income for defined benefit pension plans and other post-employment benefit plans was recognized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$—	$(2)	$(1)	$(5)
Non-operating income, net	44	40	52	88
Total net periodic benefit income	$44	$38	$51	$83

No contributions to the Pactiv Evergreen Pension Plan (“PEPP”) are expected to be made in 2022.

Pension Partial Settlement Transactions

On September 20, 2022, February 24, 2022 and July 21, 2021, using PEPP assets, we purchased non-participating group annuity contracts from insurance companies and transferred $656 million, $1,257 million and $959 million, respectively, of the PEPP’s projected benefit obligations. In each instance, the respective insurance companies have assumed responsibility for pension benefits and annuity administration. These transactions have resulted in the recognition of non-cash, pre-tax settlement gains. Immediately following the pension partial settlement transaction completed on September 20, 2022, the PEPP's gross projected benefit obligations and gross pension plan assets were $935 million and $915 million, respectively.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 11. Other Income, Net

Other income, net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gain on sale of businesses and noncurrent assets	$239	$—	$266	$—
Gain on legal settlement(1)	—	—	15	—
Foreign exchange losses on cash(2)	—	—	(2)	(1)
Transition service agreement income(3)	—	3	1	10
Other	—	4	(1)	9
Other income, net	$239	$7	$279	$18

(1)
Reflects a gain, net of costs, arising from the settlement of a historical legal action.
(2)
Primarily arose from holding U.S. dollars in non-U.S. dollar functional currency entities.
(3)
The transition services agreement income is primarily attributable to services provided to our former segments, Reynolds Consumer Products Inc. (“RCPI”) and Graham Packaging Company Inc. (“GPCI”), and our former closures businesses. Refer to Note 15, Related Party Transactions, for additional details.

Note 12. Commitments and Contingencies

We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, personal injury and commercial or contractual disputes. We are also involved in various administrative and other proceedings relating to environmental matters that arise in the normal course of business, and we may become involved in similar matters in the future. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters with certainty, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our balance sheet, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our balance sheet, results of operations or cash flows in a future period. Except for amounts provided, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

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

On July 20, 2022, the parties entered into a settlement agreement pursuant to which, among others, MP2 dismissed its claims with prejudice, Pactiv paid MP2 an insignificant cash payment and the parties entered into new commercial arrangements.

Indemnities

As part of the agreements for the sale of various businesses, we have provided certain warranties and indemnities to the respective purchasers as set out in the respective sale agreements. These warranties and indemnities are subject to various terms and conditions affecting the duration and total amount of the indemnities. Any claims pursuant to these warranties and indemnities, if successful, could have a material effect on our balance sheet, results of operations or cash flows.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of accumulated other comprehensive loss (“AOCL”):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Currency translation adjustments:
Balance as of beginning of period	$(213)	$(202)	$(207)	$(189)
Currency translation adjustments	(6)	(7)	(12)	(9)
Amounts reclassified from AOCL(1)	—	—	—	(11)
Other comprehensive loss	(6)	(7)	(12)	(20)
Balance as of end of period	$(219)	$(209)	$(219)	$(209)
Defined benefit plans:
Balance as of beginning of period	$5	$(160)	$108	$(160)
Net actuarial gain (loss) arising during year(2)	101	302	(25)	302
Deferred tax (expense) benefit on net actuarial gain (loss)	(25)	(74)	6	(74)
Loss (gain) reclassified from AOCL
Reclassification upon sale of businesses(3)	1	—	1	—
Defined benefit plan settlement gain	(47)	(22)	(57)	(22)
Deferred tax expense on reclassification	11	5	13	5
Other comprehensive income (loss)	41	211	(62)	211
Balance as of end of period	$46	$51	$46	$51
AOCL
Balance as of beginning of period	$(208)	$(362)	$(99)	$(349)
Other comprehensive income (loss)	35	204	(74)	191
Balance as of end of period	$(173)	$(158)	$(173)	$(158)

(1)
The reclassification of currency translation adjustment amounts to earnings during the nine months ended September 30, 2021 relates to the sale of the South American closures businesses on March 31, 2021.
(2)
Net actuarial gain (loss) relates to the interim remeasurements of the PEPP due to the pension partial settlement transactions completed in September 2022, February 2022 and July 2021. Net actuarial gain arising during the three months ended September 30, 2022 was primarily due to an increase in the discount rate utilized in measuring plan obligations, reflecting changes in market rates, partially offset by asset returns. Net actuarial loss arising during the nine months ended September 30, 2022 was primarily due to asset returns, partially offset by an increase in the discount rate utilized in measuring plan obligations, reflecting changes in market rates. Net actuarial gain arising during 2021 was primarily due to asset returns and an increase in the discount rate utilized in measuring plan obligations, reflecting changes in market rates. Refer to Note 10, Employee Benefits, for additional details.
(3)
Reclassifications upon sale of businesses are recorded in other income, net.
Note 14. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2022 and 2021 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended September 30, 2022, we recognized a tax expense of $79 million on income from continuing operations before tax of $254 million. The effective tax rate is primarily due to the tax impacts from the sales of our businesses. During the nine months ended September 30, 2022, we recognized a tax expense of $160 million on income from continuing operations before tax of $452 million. The effective tax rate is primarily due to the inability to recognize a tax benefit on all interest expense and the tax impacts from the sales of our businesses.

During the three months ended September 30, 2021, we recognized a tax benefit of $13 million on a loss from continuing operations before tax of $11 million. The effective tax rate was driven primarily by a $9 million discrete benefit from the partial release of our valuation allowance for deferred interest deductions that was attributable to the remeasurement of the PEPP as a result of the partial settlement transaction. During the nine months ended September 30, 2021, we recognized a tax benefit of

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

$26 million on a loss from continuing operations before tax of $27 million. The effective tax rate was driven primarily by $19 million of discrete benefit adjustments for the partial release of our valuation allowance for deferred interest deductions, which was partially offset by certain nondeductible expenses and the mix of income and losses taxed at varying rates among the jurisdictions in which we operate.

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. As of September 30, 2022, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 15. Related Party Transactions

As of September 30, 2022, approximately 78% of our shares were owned by PFL.

Transactions with our related parties are detailed below. All of our related parties are commonly controlled by Mr. Graeme Hart, our controlling shareholder, except for our joint ventures.

	Income (expense) for the		Income (expense) for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Balance Outstanding as of
	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Joint ventures
Included in other current assets					$3	$9
Sale of goods and services(1)	$2	$5	$12	$21
Other common controlled entities
Related party receivables(2)					46	48
Sale of goods and services(2)	107	90	313	261
Transition services agreements and rental income(2)	—	3	1	10
Charges(3)	1	1	4	8
Related party payables(2)					(10)	(10)
Purchase of goods(2)	(29)	(28)	(77)	(79)
Charges(3)	(3)	(1)	(9)	(7)

(1)
All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and repayable on demand.
(2)
We sell and purchase various goods and services with RCPI under contractual arrangements that expire over a variety of periods through December 31, 2024. We also entered into two lease arrangements and a transition services agreement with RCPI. We do not trade with GPCI on an ongoing basis. We entered into a transition services agreement and a tax matters agreement with GPCI. As of September 30, 2022, there were no amounts outstanding under the tax matters agreement with GPCI.
(3)
These charges are for various costs incurred including services provided, financing and other activities under a transition services agreement, an insurance sharing agreement and an investment advisory agreement with Rank Group Limited (“Rank”). All amounts are unsecured, non-interest bearing and settled on normal trade terms.

Note 16. Equity Based Compensation

We established the Pactiv Evergreen Inc. Equity Incentive Plan (the “Equity Incentive Plan”) for purposes of granting stock or other equity-based compensation awards to our employees (including our senior management), directors, consultants and advisors. The maximum number of shares of common stock available for issuance under our Equity Incentive Plan is 9,079,395 shares.

Equity-based compensation expense of $6 million, $16 million, $3 million and $9 million for the three and nine months ended September 30, 2022 and 2021, respectively, was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the nine months ended September 30, 2022, we granted restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs required future service to be provided and vest in annual installments over a period ranging from one to three years beginning on the first anniversary of the grant date. During

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2022:

(In thousands, except per share amounts)	Number of Stock Units	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,491	$14.67
Granted(1)	1,281	9.25
Forfeited	(114)	12.90
Vested	(491)	15.04
Non-vested, at September 30	2,167	$11.47

(1)
Includes 32 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of September 30, 2022 was $11 million, which is expected to be recognized over a weighted average period of 2.2 years. The total vest date fair value of shares that vested during the nine months ended September 30, 2022 was $5 million.

Performance Share Units

During the nine months ended September 30, 2022, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by our Compensation Committee, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2022:

(In thousands, except per share amounts)	Number of Stock Units	Weighted Average Grant Date Fair Value
Non-vested, at January 1	—	$—
Granted(1)	1,170	9.22
Forfeited	(56)	9.18
Non-vested, at September 30	1,114	$9.23

(1)
Includes 31 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of September 30, 2022 was $6 million, which is expected to be recognized over a weighted average period of 2.5 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 17. Earnings Per Share

Earnings (loss) per share, including a reconciliation of the number of shares used for our earnings (loss) per share calculation, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net earnings (loss) attributable to common shareholders - continuing operations	$175	$2	$291	$(2)
Less: dividend-equivalents declared for equity based awards	—	—	(1)	—
Net earnings (loss) available to common shareholders - continuing operations	175	2	290	(2)
Net earnings (loss) attributable to common shareholders - discontinued operations	1	(2)	1	(6)
Total net earnings (loss) available to common shareholders	$176	$—	$291	$(8)
Denominator
Weighted average number of shares outstanding - basic	177.9	177.5	177.7	177.4
Effect of dilutive securities	0.8	0.3	0.6	—
Weighted average number of shares outstanding - diluted	178.7	177.8	178.3	177.4
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.98	$0.01	$1.63	$(0.01)
Diluted	$0.98	$0.01	$1.63	$(0.01)
From discontinued operations
Basic	$0.01	$(0.01)	$0.01	$(0.03)
Diluted	$—	$(0.01)	$—	$(0.03)
Total
Basic	$0.99	$—	$1.64	$(0.04)
Diluted	$0.98	$—	$1.63	$(0.04)

The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.2 million shares and 0.7 million shares for the three and nine months ended September 30, 2022, respectively. There were no anti-dilutive potential common shares excluded from the calculation above for the three months ended September 30, 2021. The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.2 million shares for the nine months ended September 30, 2021.

On November 3, 2022, our Board of Directors declared a dividend of $0.10 per share to be paid on December 15, 2022 to shareholders of record as of November 30, 2022.

Note 18. Segment Information

We have three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. These reportable segments reflect our operating structure and the manner in which our Chief Operating Decision Maker (“CODM”), who is our President and Chief Executive Officer, assesses information for decision-making purposes.

The key factors used to identify these reportable segments are the organization of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions. Our reportable segments are described as follows:

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

Other/Unallocated - In addition to our reportable segments, we have other operating segments that do not meet the threshold for presentation as a reportable segment. These operating segments include the remaining components of our former closures business, which generate revenue from the sale of caps and closures, and are presented as “Other”. As of September 30, 2022, we expect to dispose of all of the remaining components of our former closures business within the next twelve months. Unallocated includes corporate costs, primarily relating to general and administrative functions such as finance, tax and legal and the effects of the PEPP and equity based compensation.

Information by Segment

We present reportable segment Adjusted EBITDA as this is the financial measure by which management allocates resources and analyzes the performance of our reportable segments.

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

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
For the Three Months Ended September 30, 2022
Net revenues	$756	$455	$372	$1,583
Intersegment revenues	—	—	50	50
Total reportable segment net revenues	$756	$455	$422	$1,633
Adjusted EBITDA	$113	$70	$26	$209

For the Three Months Ended September 30, 2021
Net revenues	$594	$391	$381	$1,366
Intersegment revenues	—	—	22	22
Total reportable segment net revenues	$594	$391	$403	$1,388
Adjusted EBITDA	$64	$49	$16	$129

For the Nine Months Ended September 30, 2022
Net revenues	$2,244	$1,303	$1,122	$4,669
Intersegment revenues	—	—	123	123
Total reportable segment net revenues	$2,244	$1,303	$1,245	$4,792
Adjusted EBITDA	$394	$208	$79	$681

For the Nine Months Ended September 30, 2021
Net revenues	$1,619	$1,121	$1,089	$3,829
Intersegment revenues	—	—	58	58
Total reportable segment net revenues	$1,619	$1,121	$1,147	$3,887
Adjusted EBITDA	$187	$163	$(1)	$349

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Reportable segment assets consisted of the following:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
As of September 30, 2022	$1,517	$810	$1,044	$3,371
As of December 31, 2021	1,380	737	951	3,068

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) from continuing operations before income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Reportable segment Adjusted EBITDA	$209	$129	$681	$349
Other	1	3	3	6
Unallocated	(23)	(13)	(66)	(29)
	187	119	618	326
Adjustments to reconcile to income (loss) from continuing operations before income taxes
Interest expense, net	(59)	(57)	(158)	(141)
Depreciation and amortization	(85)	(103)	(255)	(253)
Restructuring, asset impairment and other related charges	(57)	—	(58)	(8)
Gain on sale of businesses and noncurrent assets	239	—	266	—
Non-cash pension income	44	40	52	88
Operational process engineering-related consultancy costs	(3)	(6)	(7)	(16)
Business acquisition and integration costs and purchase accounting adjustments	—	(2)	(6)	(2)
Unrealized losses on derivatives	(10)	(1)	(4)	(5)
Foreign exchange losses on cash	—	—	(2)	(1)
Executive transition charges	—	—	(2)	(10)
Gain on legal settlement	—	—	15	—
Costs associated with legacy facility	—	—	(6)	—
Other	(2)	(1)	(1)	(5)
Income (loss) from continuing operations before tax	$254	$(11)	$452	$(27)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of September 30, 2022	As of December 31, 2021
Reportable segment assets(1)	$3,371	$3,068
Other	—	37
Unallocated(2)	4,054	3,916
Total assets	$7,425	$7,021

(1)
Reportable segment assets represent trade receivables, inventory and property, plant and equipment.
(2)
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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Foodservice
Drinkware	$325	$240	$945	638
Containers	296	232	916	679
Tableware	76	65	214	154
Serviceware and other	59	57	169	148
Food Merchandising
Tableware	112	100	325	281
Bakery/snack/produce/fruit containers	105	83	307	239
Meat trays	103	92	278	272
Prepared food trays	42	41	124	113
Egg cartons	30	20	87	67
Other	63	55	182	149
Beverage Merchandising
Cartons for fresh beverage products	197	211	644	611
Liquid packaging board	152	101	388	288
Paper products	73	91	213	248
Reportable segment net revenues	1,633	1,388	4,792	3,887
Other / Unallocated
Other	26	28	75	81
Intersegment eliminations	(50)	(22)	(123)	(58)
Net revenues	$1,609	$1,394	$4,744	$3,910

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

Our Company

We are a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of on-trend and feature-rich products that protect, package and display food and beverages for today’s consumers. Our products include containers, drinkware (such as hot and cold cups and lids), cartons for fresh refrigerated beverage products, tableware, meat and poultry trays, paper products, liquid packaging board, serviceware, prepared food trays and egg cartons. Our products, many of which are made with recycled, recyclable or renewable materials, are sold to a diversified mix of customers, including restaurants, foodservice distributors, retailers, food and beverage producers, packers and processors. We report our business in three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. Refer to Note 18, Segment Information, for additional details.

Business Environment

During 2022, we experienced meaningful input cost inflation, including higher raw material and labor costs. Our pricing strategy across all of our segments, including contractual pass-through mechanisms and other pricing actions, has mitigated certain of these inflationary pressures. These pressures may also impact our customers’ purchasing decisions and order patterns throughout the remainder of 2022 and into 2023, as well as consumer mobility and discretionary spending. Additionally, while labor availability has improved during the year, a tight labor market has continued to challenge our business and our operations. Despite these headwinds, we have seen strong customer retention while renewing our focus on manufacturing productivity across all of our segments.

While strong demand for labor domestically continues to support consumer spending in the face of inflationary pressures, rising interest rates and the resulting volatility within the capital markets have created additional uncertainty with respect to the economic outlook. If economic conditions were to deteriorate, a decline in consumer spending may result, which could lead to a meaningful decline in demand for our products into 2023 and beyond.

Recent Developments and Items Impacting Comparability

Pension Partial Settlement Transactions

On September 20, 2022, February 24, 2022, and July 21, 2021, using PEPP assets, we purchased non-participating group annuity contracts from insurance companies and transferred portions of the PEPP’s projected benefit obligations. In each instance, the respective insurance companies have assumed responsibility for pension benefits and annuity administration. The following table provides details regarding each transaction:

		(In millions)
Transaction Date	Reporting Period	Assets Transferred	Projected Benefit Obligations Transferred	Settlement Gain Recognized	Number of Participants Impacted
September 20, 2022	Q3 2022	$629	$656	$47	10,200
February 24, 2022	Q1 2022	1,260	1,257	10	13,300
July 21, 2021	Q3 2021	941	959	22	16,300

Fabri-Kal Acquisition

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million paid during the nine months ended September 30, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include portion cups, lids, clamshells, drink cups and yogurt containers for the institutional foodservice and consumer packaged goods markets. The acquisition includes four manufacturing facilities in the U.S. The acquisition broadened our portfolio of sustainable packaging products and expanded our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

Dispositions and Exit Activities

Over recent periods, we made strategic decisions to focus on our core, business-to-business North American foodservice, food merchandising and beverage merchandising operations. Accordingly, we divested or exited certain of our non-core businesses which enables us to focus on our strategic core competencies.

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell Beverage Merchandising Asia. The transaction closed on August 2, 2022, and we received preliminary proceeds of $336 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We recognized a preliminary gain on sale of $239 million during the three months ended September 30, 2022. Sales of liquid packaging board to our former Beverage Merchandising Asia operations, which were previously eliminated in consolidation, are recorded as external net revenues subsequent to the transaction’s completion.

In September 2022, we committed to a plan to sell our remaining closures businesses. As a result, we classified the assets and liabilities of these businesses as held for sale and recognized a pre-tax charge to earnings of $56 million within restructuring, asset impairment and other related charges during the three months ended September 30, 2022.

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage, our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. The transaction closed on March 29, 2022, and we received preliminary proceeds of $47 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We recognized a preliminary gain on the sale of our equity interests of $27 million during the nine months ended September 30, 2022.

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. On October 31, 2021, we ceased manufacturing coated groundwood paper, and we substantially completed our exit from this business during the fourth quarter of 2021. As a result of the closure, we recognized $1 million for disassembly costs during the nine months ended September 30, 2022 and $8 million for contractual termination benefits during the nine months ended September 30, 2021.

None of these dispositions qualify for presentation as discontinued operations.

Winter Storm Uri and Tropical Storm Fred

In February 2021, the Southern portion of the U.S. was impacted by Winter Storm Uri which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. During the first half of 2021, we incurred approximately $50 million of incremental costs including energy costs, primarily related to natural gas, shut-down costs and some property damage during the storm. Our Beverage Merchandising segment was impacted to the greatest degree with total incremental costs of $37 million incurred by our paper mill in Pine Bluff, Arkansas.

As a result of the storm, certain of our suppliers with locations in the impacted areas were also unable to operate which subsequently resulted in their declaration of force majeure on meeting the supply quantities due to us. In particular, our supply of various resin types was limited, and we were required to purchase from other suppliers, and at a higher price, in order to meet our production demands for March and April of 2021. As further discussed in our Results of Operations, our cost of sales was adversely impacted for the nine months ended September 30, 2021 as the products manufactured with this higher priced material were sold.

In August 2021, the Southeastern portion of the U.S. was impacted by Tropical Storm Fred which brought severe flooding. As a result of the storm, our paper mill in Canton, North Carolina experienced a flood which resulted in the damage of certain property, plant and equipment. The mill subsequently experienced an explosion and resulting fire. Due to the extent of damage sustained from the flood, fire and related events, we were unable to fully operate our paper mill in Canton, North Carolina for several days during the third quarter of 2021. Accordingly, our Beverage Merchandising segment incurred $7 million of incremental costs, including costs related to the shut-down of the mill and to repair damaged property, plant and equipment, during the three months ended September 30, 2021.

COVID-19

We have been actively responding to the COVID-19 pandemic and its impact. During the early part of 2021, we experienced lower demand for our products and, as a result, a decline in revenues. Commencing in the second quarter of 2021 and continuing throughout 2021, volumes improved in our business, most significantly in our Foodservice segment. To date, we have not experienced significant issues across our supply chain due to the COVID-19 pandemic, including the sourcing of materials and logistics service providers. As the general effects of the COVID-19 pandemic continue to change and remain unpredictable, the COVID-19 pandemic may continue to impact our results of operations in future periods as the macroeconomic environment and consumer behavior continue to evolve.

Non-GAAP Measures – Adjusted EBITDA from Continuing Operations

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss) from continuing operations (GAAP)	$175	$2	$292	$(1)
Income tax expense (benefit)	79	(13)	160	(26)
Interest expense, net	59	57	158	141
Depreciation and amortization	85	103	255	253
Restructuring, asset impairment and other related charges(1)	57	—	58	8
Gain on sale of businesses and noncurrent assets(2)	(239)	—	(266)	—
Non-cash pension income(3)	(44)	(40)	(52)	(88)
Operational process engineering-related consultancy costs(4)	3	6	7	16
Business acquisition and integration costs and purchase accounting adjustments(5)	—	2	6	2
Unrealized losses on derivatives	10	1	4	5
Foreign exchange losses on cash	—	—	2	1
Executive transition charges(6)	—	—	2	10
Gain on legal settlement(7)	—	—	(15)	—
Costs associated with legacy facility(8)	—	—	6	—
Other	2	1	1	5
Adjusted EBITDA from continuing operations (Non-GAAP)	$187	$119	$618	$326

(1)
Reflects restructuring, asset impairment and other related charges (net of reversals) primarily associated with the decision to exit our remaining closures businesses for the three and nine months ended September 30, 2022 and our closure of Beverage Merchandising’s coated groundwood operations for the nine months ended September 30, 2021. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects the gain from the sale of businesses and noncurrent assets, primarily related to the sale of Beverage Merchandising Asia and the sale of our equity interests in Naturepak Beverage. Refer to Note 2, Acquisitions and Dispositions, for additional details.
(3)
Reflects the non-cash pension income related to our employee benefit plans, including the pension settlement gains of $47 million and $57 million recognized during the three and nine months ended September 30, 2022, respectively, and the pension settlement gain of $22 million recognized during the three and nine months ended September 31, 2021. Refer to Note 10, Employee Benefits, for additional details.
(4)
Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(5)
Reflects acquisition and integration costs related to Fabri-Kal. Refer to Note 2, Acquisitions and Dispositions, for additional details.
(6)
Reflects charges relating to key executive retirement and separation agreements in the first half of 2021 and in the second quarter of 2022.
(7)
Reflects the gain, net of costs, arising from the settlement of a historical legal action.
(8)
Reflects costs related to a closed facility that was sold prior to our acquisition of the entity.

Results of Operations

Three Months Ended September 30, 2022 and 2021

Consolidated Results

	For the Three Months Ended September 30,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$1,609	100%	$1,394	100%	$215	15%
Cost of sales	(1,377)	(86)%	(1,291)	(93)%	(86)	(7)%
Gross profit	232	14%	103	7%	129	125%
Selling, general and administrative expenses	(145)	(9)%	(104)	(7)%	(41)	(39)%
Restructuring, asset impairment and other related charges	(57)	(4)%	—	—%	(57)	NM
Other income, net	239	15%	7	—%	232	NM
Operating income from continuing operations	269	17%	6	—%	263	NM
Non-operating income, net	44	3%	40	3%	4	10%
Interest expense, net	(59)	(4)%	(57)	(4)%	(2)	(4)%
Income (loss) from continuing operations before tax	254	16%	(11)	(1)%	265	NM
Income tax (expense) benefit	(79)	(5)%	13	1%	(92)	NM
Income from continuing operations	175	11%	2	—%	173	NM
Income (loss) from discontinued operations, net of income taxes	1		(2)		3
Net income	$176		$—		$176
Adjusted EBITDA from continuing operations(1)	$187	12%	$119	9%	$68	57%

(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from continuing operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

NM indicates that the calculation is “not meaningful”.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Acquisitions	Dispositions	Total
Net revenues	17%	(8)%	8%	(2)%	15%
By reportable segment:
Foodservice	16%	(8)%	19%	—%	27%
Food Merchandising	20%	(4)%	—%	—%	16%
Beverage Merchandising	16%	(5)%	—%	(6)%	5%

Net Revenues. Net revenues for the three months ended September 30, 2022 increased by $215 million, or 15%, to $1,609 million compared to the prior year period. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions across all of our segments. In addition, the Foodservice segment’s acquisition of Fabri-Kal on October 1, 2021 contributed $114 million of incremental sales for the three months ended September 30, 2022 as compared to the prior year period. These increases were partially offset by lower sales volume, primarily due to strong sales volume in the prior year period as businesses and restaurants re-opened post-COVID-19 lockdowns in our Foodservice segment, the market softening amid inflationary pressures in our Food Merchandising segment and our strategic exit from the coated groundwood business in our Beverage Merchandising segment in December 2021, and the impact from the disposition of Beverage Merchandising Asia on August 2, 2022.

Cost of Sales. Cost of sales for the three months ended September 30, 2022 increased by $86 million, or 7%, to $1,377 million compared to the prior year period. The increase was primarily due to the Foodservice segment’s acquisition of Fabri-Kal and higher material and manufacturing costs across all of our segments. These increases were partially offset by lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2022 increased by $41 million, or 39%, to $145 million compared to the prior year period. The increase was primarily due to higher employee-related costs and higher costs related to the Foodservice segment’s acquisition of Fabri-Kal.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended September 30, 2022 included a $56 million impairment charge related to the decision to exit our remaining closures businesses. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net for the three months ended September 30, 2022 increased by $232 million to $239 million compared to the prior year period. The increase was primarily attributable to the $239 million preliminary gain on the sale of Beverage Merchandising Asia, which was completed during the three months ended September 30, 2022.

Non-operating Income, Net. Non-operating income, net, for the three months ended September 30, 2022 increased by $4 million, or 10%, to $44 million compared to the prior year period. The increase was primarily due to a $47 million pension settlement gain recognized in the current year period compared to a $22 million pension settlement gain recognized in the prior year period, partially offset by lower ongoing net periodic benefit income. Refer to Note 10, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the three months ended September 30, 2022 increased by $2 million, or 4%, to $59 million, compared to the prior year period. The increase was primarily due to an increase in the interest rate on our floating rate term loans and an increase in principal amounts outstanding under our senior secured notes. These increases were partially offset by $14 million of fees and third party costs incurred in the prior year period that did not recur. Refer to Note 8, Debt, for additional details.

Income Tax Expense. During the three months ended September 30, 2022, we recognized a tax expense of $79 million on income from continuing operations before tax of $254 million, compared to tax benefit of $13 million on a loss from continuing operations before tax of $11 million for the prior year period. The effective tax rate is primarily due to the tax impacts from the sale of our businesses. The effective tax rate during the prior year period was primarily attributable to our overall projected earnings subject to taxation at varying rates in the jurisdictions in which we operate.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the three months ended September 30, 2022 increased by $68 million, or 57%, to $187 million compared to the prior year period. The increase reflects favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing and employee-related costs and lower sales volume.

Segment Information

Foodservice

	For the Three Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$756	$594	$162	27%
Segment Adjusted EBITDA	$113	$64	$49	77%
Segment Adjusted EBITDA margin	15%	11%

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended September 30, 2022 increased by $162 million, or 27%, to $756 million compared to the prior year period. The increase was primarily due to the acquisition of Fabri-Kal on October 1, 2021, which contributed $114 million of incremental sales for the three months ended September 30,

2022 as compared to the prior year period, and favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs. These increases were partially offset by lower sales volume, primarily due to strong sales volume in the prior year period as businesses and restaurants re-opened post-COVID-19 lockdowns.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended September 30, 2022 increased by $49 million, or 77%, to $113 million compared to the prior year period. The increase was primarily due to favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing costs, lower sales volume and higher employee-related costs.

Food Merchandising

	For the Three Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$455	$391	$64	16%
Segment Adjusted EBITDA	$70	$49	$21	43%
Segment Adjusted EBITDA margin	15%	13%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the three months ended September 30, 2022 increased by $64 million, or 16%, to $455 million compared to the prior year period. The increase was primarily due to favorable pricing, due to pricing actions taken to offset higher input costs and the contractual pass-through of higher material costs, partially offset by lower sales volume, primarily due to the market softening amid inflationary pressures.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the three months ended September 30, 2022 increased by $21 million, or 43%, to $70 million compared to the prior year period. The increase was primarily due to favorable pricing, net of material costs passed through, partially offset by higher manufacturing and employee-related costs and lower sales volume.

Beverage Merchandising

	For the Three Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$422	$403	$19	5%
Segment Adjusted EBITDA	$26	$16	$10	63%
Segment Adjusted EBITDA margin	6%	4%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the three months ended September 30, 2022 increased by $19 million, or 5%, to $422 million compared to the prior year period. The increase was primarily due to favorable pricing, due to pricing actions taken to offset higher input costs and the contractual pass-through of higher material costs. The increase was partially offset by the impact from the disposition of Beverage Merchandising Asia on August 2, 2022 and lower sales volume, primarily due to our strategic exit from the coated groundwood business in December 2021.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the three months ended September 30, 2022 increased by $10 million, or 63%, to $26 million compared to the prior year period. The increase was primarily due to favorable pricing, net of material costs passed through, and the benefit related to prior year period costs of $7 million from Tropical Storm Fred. These items were partially offset by higher manufacturing costs, including $8 million due to a scheduled cold mill outage, and higher employee-related costs.

Nine Months Ended September 30, 2022 and 2021

Consolidated Results

	For the Nine Months Ended September 30,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$4,744	100%	$3,910	100%	$834	21%
Cost of sales	(3,972)	(84)%	(3,549)	(91)%	(423)	(12)%
Gross profit	772	16%	361	9%	411	114%
Selling, general and administrative expenses	(435)	(9)%	(345)	(9)%	(90)	(26)%
Restructuring, asset impairment and other related charges	(58)	(1)%	(8)	—%	(50)	NM
Other income, net	279	6%	18	—%	261	NM
Operating income from continuing operations	558	12%	26	1%	532	NM
Non-operating income, net	52	1%	88	2%	(36)	(41)%
Interest expense, net	(158)	(3)%	(141)	(4)%	(17)	(12)%
Income (loss) from continuing operations before tax	452	10%	(27)	(1)%	479	NM
Income tax (expense) benefit	(160)	(3)%	26	1%	(186)	NM
Income (loss) from continuing operations	292	6%	(1)	—%	293	NM
Income (loss) from discontinued operations, net of income taxes	1		(6)		7
Net income (loss)	$293		$(7)		$300
Adjusted EBITDA from continuing operations(1)	$618	13%	$326	8%	$292	90%

(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from continuing operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Acquisitions	Dispositions	FX	Total
Net revenues	22%	(8)%	9%	(1)%	(1)%	21%
By reportable segment:
Foodservice	25%	(7)%	21%	—%	—%	39%
Food Merchandising	21%	(5)%	—%	—%	—%	16%
Beverage Merchandising	18%	(7)%	—%	(2)%	—%	9%

Net Revenues. Net revenues for the nine months ended September 30, 2022 increased by $834 million, or 21%, to $4,744 million compared to the prior year period. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions across all of our segments. In addition, the Foodservice segment’s acquisition of Fabri-Kal on October 1, 2021 contributed $337 million of incremental sales for the nine months ended September 30, 2022 as compared to the prior year period. These increases were partially offset by lower sales volume, primarily due to strong sales volume in the prior year period as businesses and restaurants re-opened post-COVID-19 lockdowns in our Foodservice segment, labor and related impacts in our Food Merchandising segment and our strategic exit from the coated groundwood business in our Beverage Merchandising segment in December 2021.

Cost of Sales. Cost of sales for the nine months ended September 30, 2022 increased by $423 million, or 12%, to $3,972 million compared to the prior year period. The increase was primarily due to higher material and manufacturing costs across all of our segments, as well as the Foodservice segment’s acquisition of Fabri-Kal. These increases were partially offset by lower sales volume and the benefit related to prior year period costs of $50 million from Winter Storm Uri.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022 increased by $90 million, or 26%, to $435 million compared to the prior year period. The increase was primarily due to higher employee-related costs and higher costs related to the Foodservice segment’s acquisition of Fabri-Kal.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the nine months ended September 30, 2022 increased by $50 million to $58 million. The increase was primarily attributable to a $56 million impairment charge related to the decision to exit our remaining closures businesses. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net for the nine months ended September 30, 2022 increased by $261 million to $279 million compared to the prior year period. The increase was primarily attributable to the $239 million gain on the sale of Beverage

Merchandising Asia, the $27 million gain on the sale of our equity interests in Naturepak Beverage and the $15 million gain, net of costs, arising from the settlement of a historical legal action, partially offset by lower transition service agreement income.

Non-operating Income, Net. Non-operating income, net, for the nine months ended September 30, 2022 decreased by $36 million, or 41%, to $52 million compared to the prior year period. The decrease was primarily due to lower ongoing net periodic benefit income, partially offset by $57 million of pension settlement gains recognized in the current year period compared to a $22 million pension settlement gain recognized in the prior year period. Refer to Note 10, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 2022 increased by $17 million, or 12%, to $158 million, compared to the prior year period, primarily due to an increase in the interest rate on our floating rate term loans and a net increase in principal amounts outstanding under our senior secured notes. These increases were partially offset by $14 million of fees and third party costs incurred in the prior year period that did not recur. Refer to Note 8, Debt, for additional details.

Income Tax (Expense) Benefit. During the nine months ended September 30, 2022, we recognized a tax expense of $160 million on income from continuing operations before tax of $452 million, compared to tax benefit of $26 million on a loss from continuing operations before tax of $27 million for the prior year period. The effective tax rate is primarily due to the inability to recognize a tax benefit on all interest expense and the tax impacts from the sales of our businesses. The effective tax rate during the prior year period was primarily attributable to the partial release of our valuation allowance for deferred interest deductions, which was partially offset by varying tax rates among the jurisdictions in which we operate.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2022 increased by $292 million, or 90%, to $618 million compared to the prior year period. The increase reflects favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing and employee-related costs, lower sales volume and higher logistics costs. The increase in Adjusted EBITDA also included the benefit related to prior year period costs of $50 million from Winter Storm Uri.

Segment Information

Foodservice

	For the Nine Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$2,244	$1,619	$625	39%
Segment Adjusted EBITDA	$394	$187	$207	111%
Segment Adjusted EBITDA margin	18%	12%

Total Segment Net Revenues. Foodservice total segment net revenues for the nine months ended September 30, 2022 increased by $625 million, or 39%, to $2,244 million compared to the prior year period. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs. In addition, the acquisition of Fabri-Kal on October 1, 2021 contributed $337 million of incremental sales for the nine months ended September 30, 2022 as compared to the prior year period. These increases were partially offset by lower sales volume, primarily due to strong sales volume in the prior year period as businesses and restaurants re-opened post-COVID-19 lockdowns.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the nine months ended September 30, 2022 increased by $207 million, or 111%, to $394 million compared to the period year period. The increase was primarily due to favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing costs, lower sales volume and higher employee-related costs.

Food Merchandising

	For the Nine Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$1,303	$1,121	$182	16%
Segment Adjusted EBITDA	$208	$163	$45	28%
Segment Adjusted EBITDA margin	16%	15%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the nine months ended September 30, 2022 increased by $182 million, or 16%, to $1,303 million compared to the prior year period. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs, partially offset by lower sales volume, primarily due to labor and related impacts.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the nine months ended September 30, 2022 increased by $45 million, or 28%, to $208 million compared to the prior year period. The increase was primarily due to favorable pricing, net of material costs passed through, partially offset by higher manufacturing costs, lower sales volume and higher employee-related and logistics costs.

Beverage Merchandising

	For the Nine Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$1,245	$1,147	$98	9%
Segment Adjusted EBITDA	$79	$(1)	$80	NM
Segment Adjusted EBITDA margin	6%	—%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the nine months ended September 30, 2022 increased by $98 million, or 9%, to $1,245 million compared to the nine months ended September 30, 2021. The increase was primarily due to favorable pricing, due to pricing actions taken to offset higher input costs and the contractual pass-through of higher material costs, and favorable product mix. These increases were partially offset by lower sales volume, primarily due to our strategic exit from the coated groundwood business in December 2021, and the impact from the disposition of Beverage Merchandising Asia on August 2, 2022.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the nine months ended September 30, 2022 increased by $80 million to $79 million compared to the prior year period. The increase reflected favorable pricing, net of material costs passed through, and the benefit related to prior year period costs of $37 million from Winter Storm Uri and $7 million from Tropical Storm Fred. These items were partially offset by higher manufacturing and employee-related costs and lower sales volume.

Liquidity and Capital Resources

We manage our capital structure in an effort to most effectively execute our strategic priorities and maximize shareholder value. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. Our projected operating cash flows, cash on-hand and available capacity under our revolving credit facility are our primary sources of liquidity for the next 12 months. We expect our liquidity to fund capital expenditures, payments of interest and principal on our debt and distributions to shareholders that require approval by our Board of Directors. Additionally, we may utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

Cash flows

Our cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	For the Nine Months Ended September 30,
(In millions)	2022	2021
Net cash provided by operating activities	$241	$190
Net cash provided by (used in) investing activities	196	(201)
Net cash (used in) provided by financing activities	(79)	173
Effect of exchange rate on cash and cash equivalents	(6)	(3)
Net increase in cash and cash equivalents	$352	$159

Net cash flows increased $193 million, or 121%, compared to the prior year period primarily due to proceeds from the disposition of Beverage Merchandising Asia and our equity interests in Naturepak Beverage, and higher net cash provided by operating activities. These items were partially offset by net cash provided by various debt financing transactions undertaken during the prior year period. Net cash provided by operating activities increased as compared to the prior year period primarily due to favorable pricing, net of material costs passed through, the impact from the acquisition of Fabri-Kal and prior year period costs from Winter Storm Uri, partially offset by a strategic inventory build during the current year period and higher cash tax and interest payments.

During the nine months ended September 30, 2022, our primary sources of cash were $364 million in combined proceeds related to the sale of Beverage Merchandising Asia and our equity interests in Naturepak Beverage, and $241 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations, partially offset by $132 million of cash interest payments and $64 million of cash taxes. Our primary uses of cash for the same period were $169 million in capital expenditures and $54 million of dividends paid.

During the nine months ended September 30, 2021, our primary sources of cash were $1,015 million of proceeds from debt issued under the U.S. term loans Tranche B-3, $500 million of proceeds from the issuance of our 4.375% Notes and $190 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations and a net tax refund of $25 million, partially offset by $99 million of cash interest payments. Our primary uses of cash for the same period were the repayment of $1,207 million of U.S. term loans Tranche B-1, $199 million in capital expenditures, repayment of the remaining $59 million aggregate principal amount of the 5.125% senior secured notes at a price of 101.281% and $53 million of dividends paid.

Dividends

We paid cash dividends of $54 million and $53 million during the nine months ended September 30, 2022 and 2021, respectively. On November 3, 2022, our Board of Directors declared a dividend of $0.10 per share to be paid on December 15, 2022 to shareholders of record as of November 30, 2022.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of September 30, 2022, we had $4,258 million of total principal amount of borrowings. Refer to Note 8, Debt, for additional details. As of September 30, 2022, the underlying one month LIBO rate for amounts borrowed under our Credit Agreement was 3.12%. Based on this rate, our 2022 annual cash interest obligations on our borrowings are expected to be approximately $215 million. Of our total debt, $2,233 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement. Based on our outstanding debt commitments as of September 30, 2022 and all other variables remaining constant, a 100 basis point increase (decrease) in interest rates would result in a $22 million per annum increase (decrease) in interest expense on the term loans under our Credit Agreement.

Under the Credit Agreement, we may incur additional indebtedness either by satisfying certain incurrence tests or by incurring such additional indebtedness under certain specific categories of permitted debt. Incremental senior secured indebtedness under the Credit Agreement and senior secured or unsecured notes in lieu thereof are permitted to be incurred up to an aggregate principal amount of $750 million subject to pro forma compliance with the Credit Agreement’s total secured leverage ratio covenant. In addition, we may incur senior secured indebtedness in an unlimited amount as long as our total secured leverage ratio does not exceed 4.50 to 1.00 on a pro forma basis, and (in the case of incremental senior secured indebtedness under the Credit Agreement only) we are in pro forma compliance with the Credit Agreement’s total secured leverage ratio covenant. The incurrence of unsecured indebtedness, including the issuance of senior notes, and unsecured subordinated indebtedness is also permitted (subject to the terms of the Credit Agreement) if the fixed charge coverage ratio is at least 2.00 to 1.00 on a pro forma basis.

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

Liquidity and working capital

Our liquidity position is summarized in the table below:

(In millions, except for current ratio)	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents(1)	$559	$197
Availability under revolving credit facility	200	206
	$759	$403
Working capital(2)	1,386	1,043
Current ratio	2.4	2.3

(1)
Excludes $7 million and $17 million of cash classified as held for sale as of September 30, 2022 and December 31, 2021, respectively.
(2)
Includes $162 million of assets classified as held for sale as of December 31, 2021 and $24 million and $31 million of liabilities classified as held for sale as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, we had $559 million of cash and cash equivalents on-hand, with a further $7 million of cash and cash equivalents classified within current assets held for sale. We also had $200 million available for drawing under our revolving credit facility, net of $50 million utilized in the form of letters of credit under the facility. Our next debt maturity is $276 million of Pactiv Debentures due in December 2025, excluding amortization payments related to our U.S. term loans tranche B-2 and B-3 under our Credit Agreement.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. Our primary drivers of increased liquidity for the nine months ended September 30, 2022 were $364 million in proceeds from the sale of Beverage Merchandising Asia and our equity interests in Naturepak Beverage, and net operating cash flows of $241 million. These sources of additional liquidity were partially offset by capital expenditures of $169 million during the year. We currently anticipate incurring a total of approximately $260 million in capital expenditures during fiscal year 2022.

During 2022, our working capital increased $343 million, or 33%, primarily due to cash proceeds from our recent divestitures and our strategic inventory build during the year. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

Our ability to borrow under our revolving credit facility or to incur additional indebtedness may be limited by the terms of such indebtedness or other indebtedness, including the Credit Agreement and the Notes. The Credit Agreement and the respective indentures governing the Notes generally allow our subsidiaries to transfer funds in the form of cash dividends, loans or advances within the Company.

Other than short-term leases executed in the normal course of business, we have no material off-balance sheet obligations.

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

Recent Accounting Pronouncements

New accounting standards that we have recently adopted, as well as accounting standards that have been recently issued but not yet adopted by us, is included in Note 1, Nature of Operations and Basis of Presentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during the nine months ended September 30, 2022. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

During the third quarter of 2022, we completed the integration of Fabri-Kal's internal control environment into Pactiv Evergreen's internal control environment. As a part of this integration, we migrated Fabri-Kal’s legacy enterprise resource planning (“ERP”) system onto Pactiv Evergreen’s primary ERP system.

Other than as described in the preceding paragraph, there were no material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1#

Group Annuity Contract Offer and Acceptance Agreement by and among Pactiv LLC, Pactiv North America Pension Plans Investment Committee, Athene Annuity and Life Company and Athene Annuity & Life Assurance Company of New York, dated as of September 13, 2022.

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
Jonathan H. Baksht
Chief Financial Officer (principal financial officer and principal accounting officer)
November 8, 2022