Form 10-K
period 2022-12-31
Pactiv Evergreen Inc.
filed 2023-03-07
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 001-39528

PACTIV EVERGREEN INC.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1538656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 W. Field Court Lake Forest, IL	60045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 482-2000

Securities registered pursuant to Section 12(b) of the Act:

d

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2022, was $390,334,492.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023 was 177,934,697.

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
•
the global macroeconomic environment;
•
the restructuring of the operations of our Beverage Merchandising segment;
•
the impact of natural disasters, public health crises and catastrophic events outside of our control;
•
our ability to successfully complete acquisitions, divestitures, investments and other similar transactions that we pursue from time to time;
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
•
the ownership of a majority of the voting power of our common stock by our parent company Packaging Finance Limited, which we refer to as PFL, an entity beneficially owned by Mr. Graeme Hart; and
•
our ability to establish independent financial, administrative and other support functions.

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

Segment Overview

We manufacture and sell products through the following three reportable segments:

•
Foodservice. Our Foodservice segment manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience, including food containers, drinkware (such as hot and cold cups and lids), tableware, serviceware and other products that make eating on-the-go more enjoyable and easy to do. Foodservice’s customer base includes chain restaurants, FSRs, established and emerging QSRs, distributors, institutional foodservice (such as airports, schools and hospitals) and convenience stores. Our Fabri-Kal acquisition was fully integrated into this segment during 2022.
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

The pie charts below show the breakdown of our net external revenues from continuing operations for fiscal years 2022, 2021 and 2020 by our segments.

(1) Other represents residual businesses that do not represent a reportable segment.

The pie charts below show the breakdown of our net revenues from continuing operations for fiscal years 2022, 2021 and 2020 by our products.

Strategic Initiatives

Our strategic initiatives are grouped into five key areas: profitable growth; operational excellence; innovation and digital transformation; social responsibility; and people.

•
Profitable growth: Drive growth of our products, deploy capital efficiently and improve our financial position through debt reduction, increasing working capital efficiency and maintaining strong operating results.
•
Operational excellence: Deliver consistently and reliably with lower risks and operating costs than our competition, while maintaining our commitment to quality, service and safety.
•
Innovation and digital transformation: Proactively implement new ways to service our customers with new and on-trend products and optimize our processes through automation and streamlining of our manufacturing and supply chain footprint.
•
Social responsibility: Maintain and grow the broadest sustainable product offering in the industry and operate in a safe and sustainable manner that limits our impact on the environment.
•
People: Attract, retain and develop the right talent to drive our business forward.

We rigorously track and measure the progress and results of our initiatives. We are focused on long-term planning and goal-setting strategies as well as our near-term operating results. We believe our strategic initiatives help drive our revenue growth, increase our market share and improve our margins.

Where appropriate, we also seek to grow our business with targeted acquisitions that enable us to achieve our strategic goals. For example, in October 2021, we completed the acquisition of Fabri-Kal, a manufacturer of thermoformed plastic packaging products whose products include food containers and drinkware (cold cups and lids) for the institutional foodservice and consumer packaged goods markets. The acquisition includes four manufacturing facilities in the United States. For additional details, refer to Note 4, Acquisitions and Dispositions, to the consolidated financial statements.

Over the last several years, our business has evolved to focus on our core, business-to-business North American foodservice, food merchandising and beverage merchandising operations. Before and after our IPO in September 2020, we divested certain of our non-core businesses, and may do so in the future. For example, in October 2021, we agreed to sell our interest in Naturepak Beverage Packaging Co. Ltd., our 50% joint venture with Naturepak Limited, which is a leading provider of fresh liquid carton and packaging systems in the Middle East and North Africa region, and in January 2022, we agreed to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan. In addition, we divested our remaining closures businesses during the fourth quarter of 2022 and the first quarter of 2023. For information on divestitures undertaken before our IPO, please refer to the “Corporate Information” section below. For details on divestitures and distributions of certain operations that impacted our results, refer to Note 3, Discontinued Operations, and Note 4, Acquisitions and Dispositions, to the consolidated financial statements.

During the first quarter of 2023, we announced a plan to take significant restructuring actions related to our Beverage Merchandising operations. We expect these actions, which we refer to as the Beverage Merchandising Restructuring, to increase our production efficiency, streamline our management structure and reduce our ongoing capital expenditures and overhead costs. For additional information related to this restructuring program, refer to Note 22, Subsequent Events, to the consolidated financial statements and to Recent Developments and Significant Items Affecting Comparability – Beverage Merchandising Restructuring within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

We supply our products to a broad and diversified mix of companies, including FSRs, QSRs, foodservice distributors, supermarkets, grocery and healthy eating retailers, other food stores, food and beverage producers, food packers and food processors. Our customers range from large blue-chip multinational companies to national and regional companies to small local businesses. We have developed strong and longstanding relationships with our customers, including many leading restaurants and brands. No single customer accounted for 10% or more of our net revenues in 2022. Our ten largest customers accounted for 40% of net revenues in 2022.

Seasonality

Our business does not experience high seasonality due to the complementary nature of the seasonal effects on our segments, though portions of our business are moderately seasonal. Our Foodservice and Food Merchandising operations peak during the summer and fall months in North America when the favorable weather and harvest and holiday seasons lead to increased consumption, resulting in greater levels of sales in the second and third quarters. Beverage Merchandising’s customers are principally engaged in providing products that are generally less sensitive to seasonal effects, although Beverage Merchandising does experience some seasonality as a result of increased consumption of milk by school children during the North American academic year, resulting in a greater level of carton product sales in the first and fourth quarters. The negative effects of the coronavirus pandemic on our business during 2020 and 2021 outweighed the impacts of seasonality during those years. Refer to Recent Developments and Significant Items Affecting Comparability – COVID-19 within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional details.

Competition

The markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, innovation, quality, sustainability and price. While we have long-term relationships with many of our customers, the underlying contracts may be re-bid or renegotiated from time to time, and we may not be successful in renewing on favorable terms or at all, as pricing and other competitive pressures may occasionally result in the loss of a customer relationship. Our competitors include, among others, Dart Container Corporation, Huhtamäki Oyj, Berry Global Group, Inc., Genpak, Sonoco, Paper Excellence Group, Stora Enso Oyj, Tekni-Plex, Sealed Air Corporation, Silgan Holdings, SIG Combibloc, Tetra Pak and Elopak.

Distribution and Marketing

We have a large, well-invested manufacturing base and a hub-and-spoke distribution network in the United States and in the international geographies in which we operate. Most of our assets are in the United States, which allows us to provide an extensive offering of U.S.-manufactured products to our customers. We believe our manufacturing footprint and distribution network provide us a competitive advantage in each of our segments. Foodservice is the only manufacturer among its competitors in the United States with an extensive nationwide hub-and-spoke distribution network, enabling customers to buy across our entire product offering. Food Merchandising is a low cost U.S. manufacturer with well-invested facilities within close proximity to our customer base. We have an unrivalled product offering in the North American foodservice and food merchandising markets and a “one-face-to-the-customer” service model. This service model uses one sales representative per account to produce one order with multiple SKUs supported by one customer service representative who is responsible for one shipment with one invoice. We believe Beverage Merchandising is uniquely positioned in the United States as the only producer that manufactures fresh beverage cartons, filling machinery and liquid packaging board, which we believe positions us as a low cost solution with excellent customer service.

We have made manufacturing flexibility a priority in our investment of capital. We are able to offer substrates and product lines to match changing market needs efficiently and at low cost. This enables us to scale production in response to the requirements of our customers and trends in the market, including for example, increasing our use of recycled and recyclable material to produce a greater number of sustainable products and earn higher margins from the sale of these products. We have strategically invested in flexible manufacturing assets that can be quickly converted to produce alternative products. Our broad manufacturing base includes approximately 1,100 production lines.

As of December 31, 2022, Foodservice has 22 manufacturing plants, and Food Merchandising has 24 manufacturing plants. Foodservice and Food Merchandising share the use of 33 warehouses and 8 regional mixing centers. Beverage Merchandising has 6 U.S. beverage carton manufacturing plants, 1 international beverage carton manufacturing plant, 1 filling machinery plant, 3 extrusion plants, 2 integrated liquid packaging board mills and 3 chip mills. Each of our manufacturing plants is managed by a manufacturing director, and we use lean operating practices and information systems to measure performance against objective metrics to optimize manufacturing efficiency and reduce cost.

Raw Materials

The primary raw materials used to manufacture our products are plastic resins, fiber (principally raw wood, wood chips and recycled newsprint) and paperboard (principally cartonboard and cupstock). We also use commodity chemicals, steel and energy, including fuel oil, electricity, natural gas and coal, to manufacture our products. We purchase most of our raw materials based on negotiated rates with suppliers, which are tied to published indices. Typically, we do not enter into long-term purchase contracts that provide for fixed quantities or prices for our principal raw materials. Most of our raw materials and other input costs are purchased on the spot market.

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

We mitigate the impact of increased commodity costs principally through higher product pricing, manufacturing and overhead cost control and hedging arrangements. Many of the customer pricing agreements that our segments enter into contain raw material cost pass-through mechanisms that adjust prices to reflect the impact of changes in raw material costs. Generally, the contractual price adjustments do not occur simultaneously with commodity price fluctuations, but rather on a mutually agreed upon schedule, which often causes a lead-lag effect, during which margins are negatively impacted in the short term when raw material costs increase and positively impacted in the short term when raw material costs decrease. Historically, the average lag time in implementing raw material cost pass-through mechanisms has been between three and four months. From time to time, we may also use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials, but we do not fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

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

We have significant intellectual property and proprietary know-how. As of December 31, 2022, we held over 300 patents related to product design, utility and material formulations.

Our primary focus areas for product innovation are developing packaging with useful new features, engineering new materials that improve the performance of our products and commercializing new environmentally-friendly packaging. Both consumer preferences and customer requirements continually evolve, and we strive to develop useful new features and products to meet those needs. Through our longstanding customer relationships, we gain valuable insight into our customers’ needs and are able to identify, engineer and develop optimal products for them. Functionality, quality, material savings, brand marketing, sustainability and safety are key drivers in our product development. Examples of our product innovations include reclosable beverage cartons, strawless lids, compostable cutlery and recycled polyethylene terephthalate “PET” containers.

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

In 2022, 2021 and 2020, we spent a total of $33 million, $22 million and $20 million, respectively, on research and development efforts. We have dedicated technology and innovation facilities, and we employ personnel focused on product development, material innovation and process improvement. Our material science expertise and state-of-the-art product design and testing capabilities enable us to engineer high-performing materials and create new and innovative products to meet the requirements of our customers and the preferences of consumers as well as to increase food safety. We use our material science expertise to focus on sustainability, performance and material savings. We have industry-leading innovation centers where, among other things, we develop innovative resin blending and compounding formulations and processes and new engineered materials using paper/fiber substrates, which have on-site design, testing, prototyping and production capabilities. These unique material and product design capabilities allow us to partner with our customers to rapidly develop and commercialize new and innovative solutions that further increase the value we provide our customers.

Regulation

Our business is subject to regulations governing products that may contact food in all the countries in which we have operations. Future regulatory and legislative changes can affect the economics of our business activities, lead to changes in operating practices, affect our customers and influence the demand for and the cost of providing products and services to our customers. We have implemented compliance programs and procedures designed to achieve compliance with applicable laws and regulations, and believe these programs and procedures are generally effective. Our production facilities are independently audited for adherence to good manufacturing practices. As of December 31, 2022, all North American Beverage Merchandising converting facilities have received Safe Quality Food certification, and 28 Foodservice and Food Merchandising facilities have achieved British Retail Consortium certification for meeting globally-recognized standards related to food safety and quality. Our mills, extrusion plant and 4 additional Foodservice facilities (the legacy Fabri-Kal facilities) are certified in accordance with FSSC 22000, another food safety certification scheme. The remaining sites, 11 manufacturing and 7 warehouse facilities, are certified following food safety and supplier assurance audits conducted by the National Sanitation Foundation.

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

In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. For example, on June 30, 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalating recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time. Additional legislation of this type has included banning certain types of materials or products, mandating certain recycling rates and imposing fees or taxes on packaging material, which could increase our compliance costs and adversely affect our business.

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

Environmental, Social and Governance

Aligning purpose and performance creates value for companies, their employees and the community. Our Social Responsibility Key Strategic Initiative aligns our efforts across the Company around Environmental, Social and Governance matters.

Environmental

Sustainable Products

We offer products that deliver safe, fresh and convenient food and beverages. Our products help reduce food waste by protecting foods and beverages during transport, extending product shelf life and reducing the threat of contamination. Safety and convenience continue to be important as on-the-go consumption and delivery of foods and beverages drive growth in the industry.

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

Through our state-of-the-art production technology and material science expertise, we can develop new value-add and sustainable solutions. We believe we are well positioned to benefit from changing consumer preferences for more environmentally sustainable products. In 2022, approximately 66% of our net revenues came from products made from recycled, recyclable or renewable materials, and we have set a goal of having 100% of our net revenues come from such products by 2030.

In addition, many of our customers have publicly-stated goals to increase the use of sustainable products. A significant portion of our new product and material innovations is geared toward developing sustainable products for our customers, with over 100 new items launched since 2020. As customers look to switch to more sustainable alternatives, we are well-positioned to quickly and effectively support them, thanks to our teams of materials scientists and engineers. With a high percentage of our net revenues coming from products that are made from sustainable materials, we are helping our customers achieve their own sustainability goals. For instance, in the first quarter of 2022, we participated in the launch of McDonald’s new circular clear cups sourced from equal parts postconsumer recycled and biobased polypropylene. This biobased material is crafted in part from McDonald’s used cooking oil, demonstrating the potential for circularity in our industry.

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

Sustainable Operations

Our dedication to the environment goes beyond just the products we manufacture. Within our operations, we are working to limit our impact by reducing greenhouse gas emissions and energy consumption, optimizing water use and decreasing waste going to landfills. In 2022, we committed to the Science Based Targets initiative to set near- and long-term company-wide greenhouse gas emission reductions. By doing so, we seek to become part of the Business Ambition for 1.5°C and the UNFCCC Race to Zero campaign.

Improving energy efficiency is critical to us as energy is one of our highest cost categories to manufacture our products. We are also looking to use more renewable energy, which further reduces our greenhouse gas emissions. Today, approximately half of our annual energy consumption comes from renewable sources including biomass, hydropower, wind and solar.

Efforts to minimize our water usage take various forms, given the variety of our operations. We primarily use water for process operations, cooling and cleaning. The majority of our water use occurs at our two mills. Most of our water use is “non-consumptive use,” which means the water is treated and returned back to the environment after being used in our operations. We use data from the Water Resources Institute to analyze water basin conditions for each of our facilities. This annual process allows us to identify water-related risks and prioritize performance improvement measures. Our analysis in 2022 showed that 97% of our water intake occurs at our two mills, which are located in Low or Low-Medium Baseline Water Risk areas, and less than one percent of our water consumption occurs in regions with high or extremely high water stress. In 2022, to bring an additional level of accountability at the facility level, we included water management in our Pactiv Evergreen Production System, which is our structured approach to achieving operational excellence and world-class manufacturing and logistics infrastructure.

Reducing waste in our operations is an ongoing, company-wide pursuit. We reuse a significant majority of plastic and paper scrap to manufacture our own products and implement programs to reduce scrap in production as much as possible. The plastic or paper scrap that cannot be reused in the manufacturing process is recycled by third parties where possible. In 2022, we started a waste and recycling audit at each of our facilities, with the goal of identifying improvement and efficiency areas to build our upcoming waste strategy.

Protecting the sustainability of our forests is a critical initiative, given our broad use of paper through our product offerings. The paper and paperboard purchased from our U.S. paper suppliers are certified to meet internationally-recognized fiber sourcing standards.

Additionally, our North American paper production facilities have chain-of-custody certifications from independent, third-party certifiers. In recent years we have continually increased the amount of fiber we procure from these certified sources. In 2022, we published new goals related to sustainable forestry. As part of these new goals, we have established targets to reach, by the end of 2023, 100% of our applicable facilities in North America are chain of custody certified, and by the end of 2025, 100% of our procured virgin fiber meets the SFI Fiber Sourcing standard and the FSC Controlled Wood Standard. Additionally, we published an updated sustainable forestry policy, which can be found on our investor relations website at https://investors.pactivevergreen.com/esg-documents.

References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Social and Human Capital Resources

Our most valuable asset is our people, and our human capital management is evolving to meet the changing needs of today’s workforce.

As of December 31, 2022, we employed approximately 16,000 people globally. We believe in supporting and empowering our employees through recognition, health and welfare benefits offerings, development opportunities and fair compensation. Approximately 30% of our employees are represented by labor unions. Our operations are subject to various local, national and multinational laws and regulations relating to our relationships with our employees. We are a party to numerous collective bargaining agreements, and we endeavor to renegotiate these collective bargaining agreements on satisfactory terms when they expire.

Workforce Health and Safety

Safety is a core value and affects everything we do. Our manufacturing facilities have achieved safety metrics that are approximately three times better than the industry average in 2022. We had a total recordable incidence rate of 1.10 compared to the industry average of 3.00, a total lost time restricted time rate of 0.70 compared to the industry average of 2.10 and a total lost workday rate of 0.31 compared to an industry average of 1.10.

Corporate Culture

Our purpose, mission and values represent the principles we honor, the promises we keep and the foundational beliefs we share. They communicate what our customers and shareholders can expect from us and what we can expect of each other. As we grow our brand, we are also mindful of the need to continue building on this values-based leadership. In 2022, we prioritized building corporate culture around our purpose of Packaging A Better Future and our values to Celebrate People, Do What’s Right, Win Together, Demand Excellence and Own It, including the creation of a Talent & Culture team. Our values-driven and people-centric culture supports diversity, innovative thinking, decisiveness and leadership skills — qualities that are essential in our fast-paced environment. We focus on promoting from within for rewarding careers and long-term growth. We know that we can support our employees in many ways: in 2022, we launched a new paid time off policy for new and existing salaried U.S.-based employees as well as a new tuition reimbursement policy.

In 2021, we launched the Pactiv Evergreen Give Back program, an annual initiative to reward employees and their families for living our values by supporting the communities where we live and work. As a food and beverage packaging company, we believe that we’re uniquely equipped to inspire action and support those in need, especially when it comes to food insecurity. In 2022, we held our first Give Back Month of Action. We experienced impressive engagement from every location, supporting numerous non-profits through many different volunteer events, donating thousands of hours of volunteer service and collecting non-perishable food items for local pantries. We also renewed our Give Back grant program, supporting the non-profits for which employees and their families volunteer, and received approximately three times as many applications as in 2021. We believe that the success of our Give Back program reflects our employees’ commitment to living our values and making a positive impact in our communities.

Diversity, Inclusion and Talent Development

We focus on attracting and retaining a diverse workforce, and we are committed to being transparent when it comes to diversity. In 2022, we released metrics related to the ethnic background and diversity in leadership of our U.S.-based employees, which represented approximately 87% of our total workforce as of December 31, 2022. Also as of December 31, 2022, over 50% of our U.S.-based employees were Black, Indigenous or People of Color, including 21% of those in our senior or mid-level leadership positions. In addition, 28% of our employees were women, including 24% of those in our senior or mid-level leadership positions. In 2022, we were proud to be named a Military Times Best for Vets Employer, reflecting our commitment to supporting veterans at all phases of recruitment, employment and retention.

Our diversity, equity and inclusion principles are also reflected in our employee training and policies. Diversity, equity and inclusion are embedded into our leadership development courses, and in 2023 we intend to begin measuring diversity in our hiring and promotion rates.

Looking beyond our own employees in 2022, we updated our procurement procedures to require vendors to certify whether they are diverse and conducted an analysis to better understand the diversity of our existing vendors. We also began auditing our Tier 1 and 2 suppliers to gain visibility into labor, health and safety, environmental and business ethics practices in our supply chain. To do that, we are partnering with Supplier Ethical Data Exchange (Sedex), one of the world’s leading ethical trade organizations.

Governance

The composition of our six-member Board of Directors includes two women, one of whom is Hispanic. Ms. LeighAnne Baker is our first female Board Chair. Ms. Baker has been an independent member of our Board since our initial public offering, and we are grateful to benefit from her leadership and experience. In an effort to strengthen corporate governance, in 2022 our Board of Directors confirmed that environmental, social and governance issues and corporate sustainability are subject to direct oversight by the full Board. We also began disclosing our greenhouse gas emissions and energy consumption according to Sustainability Accounting Standards Board standards and publicly reported to CDP (formerly the Carbon Disclosure Project) on climate, forestry and water security.

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

Prior to our IPO, we divested certain of our former business operations and segments as part of our consolidation into our core, business-to-business North American foodservice, food merchandising and beverage merchandising operations. In 2019, we sold our North American and Japanese closures businesses. In February 2020, we distributed all of our ownership of Reynolds Consumer Products Inc., which we refer to as RCP and which produces several consumer-facing brands of cooking products, waste and storage products and tableware, to Packaging Finance Limited, our parent company. In September 2020, we distributed to Packaging Finance Limited all of our ownership of Graham Packaging Company Inc., which we refer to as Graham Packaging or GPC and which designs and manufactures value-added, custom blow mold plastic containers for branded consumer products. For details on divestitures and distributions of certain operations that impacted our results, refer to Note 3, Discontinued Operations, and Note 4, Acquisitions and Dispositions, to the consolidated financial statements.

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

Raw materials, energy and freight are critical inputs to our business, and make up a substantial portion of our cost of sales. We strive to minimize the extent to which the volatility in the prices of these inputs affects our business. However, as described in greater detail below, these efforts are imperfect and we cannot guarantee that we will be able to mitigate the negative impacts on our business of that volatility. For example, during 2021 and 2022, we experienced substantial, broad-based volatility in the prices for these inputs to our business that were greater than we had experienced in the recent past, which meaningfully impacted our results of operations in those years.

The primary raw materials used in our products are plastic resins (principally polystyrene, polypropylene, polyethylene terephthalate, polyvinyl chloride, polyethylene and polylactic acid), fiber (principally raw wood, wood chips and recycled newsprint) and paperboard (principally cartonboard and cupstock). Changes in the prices of raw materials are generally due to movements in commodity market prices, although some raw materials, such as wood, may be affected by local market conditions (including weather) as well as the commodity market. These conditions can be affected by broader macroeconomic trends, such as the elevated levels of inflation experienced beginning in the second half of 2021 and the macroeconomic disruptions occasioned by the Russian invasion of Ukraine in 2022. For more information on the impact of macroeconomic trends on our business, please refer to the risk factor under the caption “Our business is subject to risks related to global economic conditions, including inflation and interest rates, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance.”

We typically do not enter into long-term purchase contracts that provide for fixed prices for our principal raw materials. While we enter into hedging agreements from time to time for some of our raw materials and energy sources, such as resin (or components thereof) and natural gas, to minimize the impact of such fluctuations, these hedging agreements do not cover all of our needs, hedging may reduce the positive impact we may otherwise receive when raw material prices decline and hedging arrangements may not always be available at commercially reasonable rates or at all, as is the case with our supply of energy in California, for example.

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

In addition to our dependence on primary raw materials, we are also dependent on different sources of energy for our operations, such as coal, fuel oil, electricity and natural gas. For example, our Beverage Merchandising segment is susceptible to price fluctuations in natural gas as it consumes significant amounts of natural gas to convert raw wood and wood chips to liquid packaging board. In addition, if some of our large energy contracts were to be terminated for any reason or not renewed upon expiration, or if market conditions were to substantially change resulting in a significant increase in the price of coal, fuel oil, electricity or natural gas, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal, fuel oil, electricity or natural gas on terms satisfactory to us. For instance, climate-related extreme weather conditions, such as hurricanes and deep freezes, have the potential to substantially change market conditions and increase prices for our energy sources. As a result of any of these events, our business, financial condition and operating results may suffer.

We are also dependent on third parties for the transportation of both our raw materials and other products that we purchase for our operations and the products that we sell to our customers. In certain jurisdictions, we are exposed to import duties and freight costs, the latter of which is influenced by carrier availability and the fluctuating costs of oil and other transportation costs. In recent years, the supply-chain disruptions that began during the coronavirus pandemic substantially increased our freight costs and the lead time associated with shipping our products, although these impacts moderated during 2022. Although some of our customer agreements include pass-through mechanisms for increased freight costs similar to the mechanisms for increases in raw materials costs, not all of our contracts contain these provisions, and those that do are subject to the same “lead-lag” effect described above.

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

Governmental actions, like tariffs and trade sanctions, also impact the cost of raw materials and other goods and services that our business uses. For example, U.S. tariffs on products imported from certain countries and trade sanctions against certain countries, including on Russia following its invasion of Ukraine, have impacted the cost of certain raw materials, including resin, and other goods and services required to operate our business. Major developments in trade relations, including the imposition of new or strengthened tariffs or sanctions by the United States and other countries, could have a material adverse effect on our business, financial condition and results of operations.

Labor shortages and increased labor costs have adversely affected our business and operations, and may continue to do so if we are not able to attract additional employees, retain existing employees and reduce the labor intensity of our business.

At times during the past two years, and in particular during the fourth quarter of 2021 and the first quarter of 2022, we experienced labor shortages that decreased production output in many of our plants, negatively impacting our business and operations. We believe that these shortages were attributable to a number of factors, including, among others, substantially increased employee absences due to coronavirus infections, rapid increases in prevailing wages, increased governmental support during the coronavirus pandemic and increased competition from other employers.

These labor shortages also contributed to an increase in our labor cost, which is one of the primary components in the cost of operating our business. Although many of our customer contracts allow us to pass on to our customers increases in certain raw materials, and increases in the broader consumer price index, we generally cannot directly pass on increased labor costs. Price increases tied to the consumer price index often compensate for labor cost increases in a normal wage environment, but this was not the case in some recent periods. As a result, compensating for heightened labor costs sometimes required additional negotiations for further price increases, with which we had mixed success, or increasing prices upon the renewal of a contract.

Although we noticed a marked increase in our ability to attract employees over the course of 2022, we continue to experience heightened employee turnover, particularly among our newest employees. Our total rewards programs may not be lucrative enough to attract and retain the best talent, and the fixed shift schedules and manual labor required in many of our facilities could be less attractive than alternative employers’ positions. Increased turnover particularly affects our business, as the equipment required to operate our business is complicated and requires substantial training before an employee is at full productivity. As a result, we have experienced a decrease in employee productivity in certain of our plants, which has contributed to increasing our operating expenses.

To mitigate the impact of labor shortages on our business, we have increased our total reward offerings and provide referral, sign-on and retention bonuses, and have invested in improving the onboarding and training experience for our new hires. These measures are effective, but increase our operating costs. We also dedicate a substantial portion of our regular capital expenditures to increasing automation and otherwise reducing the labor intensity of our business. However, these measures may not be successful, in which case our margins would be negatively affected. Additionally, if we increase product prices to cover increased labor costs, the higher prices could adversely affect sales volumes. If we are unable to successfully mitigate the adverse impacts of labor shortages, increased labor costs and employee turnover in our business, our operating expenses, growth and results of operations will continue to be negatively affected.

If we fail to maintain satisfactory relationships with our major customers, our results of operations could be adversely affected.

Many of our customers are large and have significant market leverage, which could result in downward pricing pressure that constrains our ability to achieve favorable pricing terms. We sell most of our products under multi-year agreements with customers. Some of these agreements may be terminated at the customer’s convenience on short notice. In other cases, we sell products on a purchase-order basis without any commitment from the customers to purchase any quantity of products in the future. If we are unable to successfully implement the Beverage Merchandising Restructuring, these risks could be exacerbated, for example if the restructuring results in greater than planned decreases in volume or service levels. For more information on the Beverage Merchandising Restructuring, please refer to the risk factor “We may incur significant costs, experience short-term inefficiencies or be unable to realize expected long-term savings from the recently-announced restructuring of the operations of our Beverage Merchandising segment, or any other business reorganization.” If our major customers reduce purchasing volumes or stop purchasing our products, our business and results of operations would likely be adversely affected. It is possible that we could lose customers in the future, which would adversely affect our business and results of operations.

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

In fiscal year 2022, our top ten customers accounted for 40% of our net revenues. The loss of any of our significant customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to risks related to global economic conditions, including inflation, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance.

General economic downturns in our key geographic regions and globally can adversely affect our business operations, demand for our products and our financial results. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including higher interest rates, relatively high levels of inflation, strained supply chains and expectations of lower economic growth, which have put pressure on our business. For example, Russia’s invasion of Ukraine in the first quarter of 2022 and the resulting geopolitical responses increased the cost of many of the raw materials that we use and contributed to an aluminum scarcity that negatively affected our business. When challenging macroeconomic conditions such as these exist, our customers may delay, decrease or cancel purchases from us and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. All of these factors could have a material adverse effect on demand for our products, our financial condition and our results of operations.

We may incur significant costs, experience short-term inefficiencies or be unable to realize expected long-term savings from the recently-announced restructuring of the operations of our Beverage Merchandising segment, or any other business reorganization.

On March 6, 2023, we announced that our Board of Directors had approved a restructuring of our Beverage Merchandising segment, including the closure of our mill in Canton, North Carolina and our converting facility in Olmstead Falls, Ohio and the reorganization of our management structure by combining our Food Merchandising and Beverage Merchandising business units. We refer to these activities collectively as the Beverage Merchandising Restructuring. We determined to undertake the Beverage Merchandising Restructuring because we believe that it will increase our production efficiency, streamline our management structure and reduce our ongoing capital expenditures and overhead costs, among other benefits. However, the successful completion of the Beverage Merchandising Restructuring is subject to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•
Our ability to ensure sufficient supply of paper board and other materials to the remainder of our business;
•
Our ability to profitably manage any resulting reductions in overall volume;
•
Our ability to adequately manage environmental and other legacy liabilities associated with the facilities ultimately closed or disposed of; and
•
The reactions of our customers and other stakeholders, including employees, labor unions, local communities and governmental entities.

We cannot assure you that we will be able to realize all, or any, of the expected benefits, or avoid greater than expected inefficiencies or costs, from the Beverage Merchandising Restructuring or any other business reorganization that we may undertake. Any such failure would negatively affect our business, financial condition and results of operations.

We may lose the use of all or a portion of any of our key manufacturing facilities due to natural disasters, public health crises and other catastrophic events outside of our control, as well as periodic scheduled outages, which could have an adverse effect on our financial condition or results of operations.

While we manufacture most of our products in a number of diversified facilities, a loss of the use of all or a portion of any of our key manufacturing facilities for any reason, including an accident, labor issues, weather conditions, pandemics, terrorism, natural disaster or periodic scheduled outages, could adversely affect our financial condition or results of operations. Certain of our products are produced at only one facility, or at a small number of facilities, increasing the risks associated with a loss of use of such facilities. Further, completion of the Beverage Merchandising Restructuring, in particular the closure of our mill in Canton, North Carolina, would reduce the diversification among our facilities. For more information on the Beverage Merchandising Restructuring, please refer to the risk factor “We may incur significant costs, experience short-term inefficiencies or be unable to realize expected long-term savings from the recently-announced restructuring of the operations of our Beverage Merchandising segment, or any other business reorganization.” Facilities may from time to time be impacted by adverse weather and other natural events, and the prolonged loss of a key manufacturing facility due to such events could have a material adverse effect on our business.

For instance, during February 2021, the Southern portion of the United States was impacted by Winter Storm Uri, which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. Similarly, in the third quarter of 2021, Tropical Storm Fred caused substantial damage to our Canton, North Carolina mill, and in the fourth quarter of 2022, during Winter Storm Elliott we were unable to fully operate certain of our facilities. In addition, certain of our equipment requires significant effort to maintain and repair, and prolonged downtime due to planned outages for maintenance, key equipment failure or loss could adversely affect our business.

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

In pursuing our business strategy, we routinely discuss and evaluate potential acquisitions, divestitures, investments and other similar transactions. We may seek to expand or complement our existing product offerings through the acquisition of or investment in attractive businesses rather than through internal development, such as our acquisition of Fabri-Kal in 2021. Or, conversely, we may seek to further concentrate our focus on our principal products and markets by divesting non-core businesses, as we did with the 2022 divestitures of operations outside of North America.

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

Our failure to address these risks or other issues encountered in connection with our transactions could cause us to fail to realize the anticipated benefits of those transactions, cause us to incur unanticipated liabilities and harm our business generally. Future transactions could also result in dilutive issuances of our equity securities; the incurrence of debt, contingent liabilities or other expenses; or the write-off of goodwill, any of which could harm our financial condition, and the anticipated benefits of any transaction may not materialize.

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

We manufacture our products at a wide variety of industrial sites that present certain occupational hazards that, even with proper safety precautions, can lead to injury, loss of life, damage to or destruction of property, plant and equipment and environmental damage. We have in the past, and may in the future, experience serious accidents, including fatal injuries and fires. Any such incident could subject us to regulatory penalties, civil litigation, criminal prosecution, an increase in our insurance premiums or an increase in our operating expenses. These incidents could also negatively impact employee morale, result in higher employee turnover and damage our reputation. In addition, the labor shortages we have recently experienced have caused us to employ a disproportionate number of inexperienced employees who may be more susceptible to sustaining workplace injuries.

We operate in highly competitive markets.

We operate in highly competitive markets. The following companies, among others, compete with us: Dart Container Corporation, Huhtamäki Oyj, Berry Global Group, Inc., Genpak LLC, Sonoco, Paper Excellence Group, Stora Enso Oyj, Sealed Air Corporation, Tekni-Plex, Silgan Holdings, SIG Combibloc, Tetra Pak and Elopak. Some of our competitors have significantly higher market shares in select product lines than we do globally or in the geographic markets in which we compete. Other competitors offer a more specialized variety of materials and concepts in select product lines and may serve more geographic regions through various distribution channels. Still others may have lower costs or greater financial and other resources than we do and may be less adversely affected than we are by price declines or by increases in raw material costs or otherwise may be better able to withstand adverse economic or market conditions.

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

Additionally, there is increasing concern about the environmental impact of the manufacturing, shipping and use of single-use food packaging and foodservice products. For instance, on June 30, 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalating recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time. Other U.S. municipalities and states and certain other countries have also proposed or enacted legislation prohibiting or restricting the sale and use of certain foodservice products and requiring them to be replaced with recyclable or compostable alternatives. Several provinces in Canada, as well as states in the United States, have enacted legislation imposing fees or other costs on manufacturers and other suppliers of single-use food packaging and foodservice products to encourage and fund recycling of those products.

Customers’, investors’, governments’ and non-governmental organizations’ concerns about product stewardship and resource sustainability, including product recycling, product packaging and restrictions on the use of potentially harmful materials, have received increased attention in recent years and are likely to play an increasing role in brand management and consumer purchasing decisions. In addition, changes in consumer lifestyle may decrease demand for certain of our products. Our financial position and results of operations might be adversely affected if environmental or sustainability concerns, restrictions on single-use packaging and products or changes in consumer lifestyle reduce demand for, or increase the costs of producing, our products.

If we are unable to develop new products or stay abreast of changing technology in our industry, our profits may decline.

We operate in mature markets that are subject to high levels of competition. Our future performance and growth depends on innovation and our ability to successfully develop or license capabilities to introduce new products and product innovations or enter into or expand into adjacent product categories, sales channels or countries. Our ability to quickly innovate in order to adapt our products to meet changing legal requirements and customer demands is essential. The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance.

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

As of December 31, 2022, approximately 30% of our employees were subject to collective bargaining agreements. Our business relies heavily on workers who are members of labor unions to manufacture our products. In many cases, before we take significant actions with respect to our production facilities, such as workforce reductions or closures, we must reach an agreement with applicable labor unions. For example, our employees at certain of the facilities that are impacted by the Beverage Merchandising Restructuring are represented by labor unions, and successfully completing the Beverage Merchandising Restructuring could involve negotiating agreements with those labor unions. For more information on the Beverage Merchandising Restructuring, please refer to the risk factor “We may incur significant costs, experience short-term inefficiencies or be unable to realize expected long-term savings from the recently-announced restructuring of the operations of our Beverage Merchandising segment, or any other business reorganization.” We may not be able to successfully negotiate any such agreements or new collective bargaining agreements in the future on satisfactory terms or at all. If we are not able to maintain satisfactory relationships with our employees and their representatives, or if prolonged labor disputes, slowdowns, strikes or similar actions occur, our business and results of operations could be adversely affected.

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

Further, we have experienced management turnover in the recent past. For example, John McGrath served as our chief executive officer for six months after our IPO until his retirement and replacement by Michael King in early 2021. In mid-2021, John Rooney, the long-time president of our Beverage Merchandising segment, left the company and was replaced by Byron Racki. Furthermore, in May 2022, Michael Ragen, our chief financial officer since our IPO, left the company and was replaced by Jonathan Baksht.

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

Our results in 2020, 2021 and the beginning of 2022 were impacted significantly by the coronavirus pandemic, and in many cases these impacts exceeded the impact of historical seasonality trends. For instance, in 2021, school closures due to the coronavirus pandemic, and the resulting decreased sales of milk cartons for use by school children, had the effect of reducing the seasonal increase in sales we typically experience in our Beverage Merchandising segment in the first and fourth quarters. For more information on other factors that can affect our business cyclically, see the risk factor “Our business is subject to risks related to global economic conditions, including inflation and interest rates, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance.” We have no control over these factors and they can significantly influence our financial performance.

Financial Risks

We have significant debt, which could adversely affect our financial condition and ability to operate our business.

We had $4,160 million of outstanding indebtedness as of December 31, 2022. Our debt level and related debt service obligations:

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

Borrowings under our credit agreement are at variable rates of interest, and as a result, as of December 31, 2022, $2,227 million, representing 54%, of our outstanding indebtedness was at variable rates of interest, exposing us to interest rate risk. Although our overall debt levels remained substantially the same throughout 2022, the approximately 400 basis point increase in the variable index rate during 2022 substantially increased our debt service obligations and correspondingly decreased our net income and cash flows.

As of December 31, 2022, we had approximately $1,227 million of variable interest rate indebtedness that was not hedged by an interest rate swap, and any additional interest rate swaps into which we enter may not fully mitigate our remaining interest rate risk. If interest rates continue to increase and we are not able to fully mitigate our remaining interest rate risk, our debt service obligations on the variable rate indebtedness would continue to increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

Goodwill, intangible assets and other long-lived assets are material components of our balance sheet, and impairments of their balances could have a significant impact on our financial results.

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

Our historical financial results also include other asset impairment charges. These charges have arisen from a variety of events including decisions to exit certain businesses and ceasing to use certain equipment before the end of its useful life. Future asset impairment charges could arise as a result of changes in our business strategy or changes in the intention to use certain assets or facilities. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial position.

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

Our largest pension plan is the Pension Plan for Pactiv Evergreen, which we refer to as the PPPE and was formerly known as the Pactiv Evergreen Pension Plan. We became the sponsor when Pactiv Corporation (now Pactiv LLC, our indirect subsidiary) was spun-off from Tenneco Inc. in 1999. This plan covers certain of our employees as well as employees (or their beneficiaries) of certain companies previously owned by Tenneco but not owned by us. As a result, while persons who have never been our employees do not currently accrue benefits under the plan, the total number of beneficiaries covered by this plan is larger than if only our personnel were participants. For this reason, the impact of the pension plan on our net income and cash flow from operations has historically been greater than the impact typically found at similarly sized companies, and changes in the interest rate used to discount projected benefit obligations, governmental regulations related to funding of retirement plans, financial market performance and revisions to mortality tables as a result of changes in life expectancy have a disproportionate effect on our results of operations compared with similarly sized companies.

Since our IPO, we have reduced our exposure to pension obligations through acquisitions of non-participating group annuity contracts which have transferred the future benefit obligations and annuity administration for approximately 39,800 beneficiaries under our plans, thereby reducing our gross pension plan liabilities by approximately $2,900 million. While we have undertaken these transactions to reduce our business’s exposure to pension obligations, we nevertheless retain gross pension benefit obligations exceeding $900 million.

During 2022, the PPPE’s net asset position increased from $9 million to $16 million, primarily as a result of an increase in the discount rate, partially offset by asset returns. We did not make any contributions to the PPPE in 2022. Future contributions to our pension plans, including the PPPE, will be dependent on future plan asset returns and interest rates and are highly sensitive to changes. Any future contributions will reduce the cash otherwise available to operate our business and could have an adverse effect on our results of operations.

Our commodity hedging activities may result in significant losses and in period-to-period earnings volatility.

We enter into hedging transactions from time to time to limit our exposure to raw material and energy price risks. Our commodity hedges are primarily related to resin, natural gas, ethylene, propylene, benzene, diesel and polyethylene. If our hedging strategies prove to be ineffective or if we fail to effectively monitor and manage our hedging activities, we could incur significant losses which could adversely affect our financial position and results of operations, and we could experience significant fluctuations in our earnings from period-to-period. Factors that could affect the impact and effectiveness of our hedging activities include the accuracy of our operational forecasts of raw material and energy needs and volatility of the commodities and raw materials pricing markets.

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

Interest rates under our credit agreement use the London Inter-Bank Offered Rate, or LIBOR, as the reference rate for purposes of determining the variable interest rate that applies to our borrowings thereunder. LIBOR’s regulator, the U.K. Financial Conduct Authority, and administrator, the ICE Benchmark Administration, have announced that the publication of LIBOR will cease. The one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities ceased after December 31, 2022, with the remaining USD LIBOR maturities ceasing after June 30, 2023.

As of December 31, 2022, the term loans incurred under our credit agreement bear interest at variable interest rates based on the one-month USD LIBOR. The outstanding aggregate principal balance of our term loans under the credit agreement was $2,227 million as of December 31, 2022, and they are currently scheduled to mature after June 30, 2023.

The Board of Governors of the Federal Reserve System has selected the Secured Overnight Funding Rate, or SOFR, as the preferred alternate rate to LIBOR. We are planning for this transition and are currently evaluating amendments to our credit agreement to incorporate an alternative benchmark rate in replacement of LIBOR.

SOFR is calculated differently from LIBOR and has inherent differences which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. While we continue to evaluate the potential impact of the transition to SOFR, these changes could result in interest obligations that are slightly more than or do not otherwise correlate exactly over time with the payments that would have been made on such debt if USD LIBOR were available in its current form, including a potential increase in our overall interest expense on unhedged variable rate indebtedness which is currently based on LIBOR. In addition, while our credit agreement provides a mechanism for determining an alternative rate of interest if no tenors of LIBOR are available, there can be no assurance that we will be able to reach an agreement with the administrative agent for our lenders before experiencing adverse effects due to changes in the underlying benchmark rate, if at all, as our credit agreement provides for an amendment approach to the establishment of a successor benchmark, as opposed to a hardwired approach where LIBOR would be replaced automatically upon a benchmark transition event. The potential effect of the replacement of LIBOR on our cost of capital cannot yet be determined and any increase in the interest we pay, and a corresponding increase in our costs of capital or otherwise, could have a material adverse impact on our financial condition, results of operations or cash flows.

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

Moreover, as environmental issues, such as climate change, have become more prevalent, federal, state, local and foreign governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the U.S. Environmental Protection Agency regulates certain greenhouse gas emissions under the Clean Air Act, and various countries are party to the Paris Agreement, pursuant to which many have made national pledges to reduce greenhouse gas emissions. Similarly, the U.S. Securities and Exchange Commission has proposed and is currently considering regulations to substantially increase the climate-related disclosures required of public companies. These and other international, foreign, federal, regional and state climate change initiatives may cause us to incur additional direct costs in complying with new environmental legislation or regulations, such as costs to upgrade or replace equipment, or increased public-company compliance costs, as well as increased indirect costs resulting from our suppliers, customers or both incurring additional compliance costs that could get passed through to us or impact product demand.

Government regulations and judicial decisions affecting products we produce or the products contained in the products we produce could significantly reduce demand for our products.

Many governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of materials incapable of being recycled or composted. Programs have included, for example, banning or restricting certain types of products, mandating certain rates of recycling and the use of recycled materials, imposing fees or taxes on single-use items (often plastic), requiring retailers or manufacturers to take back packaging used for their products and requiring retailers to refrain from providing certain single-use or plastic items unless specifically requested. For instance, on June 30, 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalating recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time. Such legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for our products. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental or sustainability concerns of consumers, investors and government and non-governmental organizations by using only recyclable or compostable containers.

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

In August 2020, we identified practices in our Evergreen Packaging Shanghai business, which was part of our Beverage Merchandising segment, that involved acts potentially in violation of the FCPA. In September 2020, we voluntarily disclosed these matters and the results of our investigation conducted by external counsel, accountants and other advisors to the U.S. Department of Justice, or DOJ, and the SEC. Our investigation identified the occasional giving of gift cards representing relatively minor monetary values to government regulators and employees of state-owned enterprise customers in the People’s Republic of China over the course of several years. The amounts involved were immaterial, individually and in the aggregate, and the gift cards appear to have been provided at the times of Chinese holidays for general goodwill purposes only. We have begun to remediate these practices, including by discontinuing the giving of gift cards. In the course of our investigation, we also identified certain other gift, travel and entertainment practices that do not comply with our policies and expectations. These findings provided an opportunity for targeted, enhanced controls and additional training in these areas. We presented our investigation findings to the DOJ and the SEC in February 2021. In response to and based on our investigation findings, the DOJ and the SEC closed their files on this matter without any action against us.

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

We are subject to a variety of legal proceedings. It is difficult to predict with certainty the cost of defense or the outcome of any of these proceedings and their impact on our business, including remedies or damage awards. Adverse outcomes in any claim or lawsuit against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. If liabilities or fines resulting from these proceedings are substantial or exceed our expectations, our business, financial condition or results of operations may be adversely affected.

As an example of litigation to which we have been subject, in the second quarter of 2021, MP2 Energy LLC filed a lawsuit against our indirect subsidiary Pactiv LLC in state court in Montgomery County, Texas, which we refer to as the MP2 Litigation. The complaint alleged that Pactiv breached an agreement with MP2 to sell a certain quantity of energy at a specified price as a result of the disruptions caused by Winter Storm Uri and sought approximately $50 million in damages. In the third quarter of 2022, the case was dismissed pursuant to a settlement agreement. As a result, the MP2 Litigation is resolved, and we do not anticipate a loss related to this matter, beyond an insignificant cash payment made by Pactiv to MP2 pursuant to the settlement agreement. However, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could adversely affect our business, financial condition or results of operations.

Supply of faulty or contaminated products could harm our reputation and business.

Although we have control measures and systems in place to ensure the maximum safety and quality of our products is maintained, the consequences of not being able to do so, due to accidental or malicious raw material contamination, or due to supply chain contamination caused by human error or faulty equipment, could be severe. These consequences may include adverse effects on consumer health and our reputation, loss of customers and market share, financial costs or loss of revenue. If any of our products are found to be defective, we could be required to recall such products, which could result in adverse publicity, significant expenses and a disruption in sales and could affect our reputation and that of our products. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy. In addition, if any of our competitors or customers supply faulty or contaminated products to the market, or if manufacturers of the end-products that use our products produce faulty or contaminated products, our industry, or our end-products’ industries, could be negatively impacted, which could have adverse effects on our business. For more information on the laws and regulations impacting the quality of the products that we manufacture, please refer to the risk factor “We may incur material liabilities under, or costs in order to comply with, product quality and related laws and regulations to which our products are subject.”

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

Although we have taken measures to protect our data and computer systems from attack, we have in the past been the subject of cybersecurity attacks that, while collectively immaterial, were nonetheless successful. The measures may not prevent unauthorized access to our systems or theft of our data. If we or third parties with whom we do business were to fall victim to cyber-attacks or experience other cybersecurity incidents, such incidents could result in unauthorized access to, disclosure or loss of or damage to company, customer or other third party data; theft of confidential data including personal information and intellectual property; loss of access to critical data or systems; and other business delays or disruptions. If these events were to occur, we may incur substantial costs or suffer other consequences that negatively impact our operations and financial results.

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

Risks Related to Shareholder Influence, Related Party Transactions and Governance

Packaging Finance Limited, or PFL, controls the direction of our business, and its concentrated ownership of our common stock will prevent you and other shareholders from influencing significant decisions.

PFL owns, and controls the voting power of, approximately 78% of our outstanding shares of common stock. As long as PFL continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election and removal of directors.

PFL and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, PFL and its affiliates may engage in activities where their interests may not be the same as, or may conflict with, the interests of our other shareholders. Other shareholders will not be able to affect the outcome of any shareholder vote while PFL controls the majority of the voting power of our outstanding common stock. As a result, PFL will be able to control, directly or indirectly and subject to applicable law, the composition of our Board of Directors, or Board, which in turn will be able to control all matters over which we have control, including, among others:

•
any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;
•
the adoption of amendments to our certificate of incorporation, which we refer to as our Charter, or our bylaws;
•
any determinations with respect to mergers, business combinations or disposition of assets;
•
compensation and benefit programs and other human resources policy decisions;
•
the payment of dividends on our common stock; and
•
determinations with respect to tax matters.

In addition, the concentration of PFL’s ownership could also discourage others from making tender offers, which could prevent shareholders from receiving a premium for their common stock.

Because PFL’s interests may differ from ours or from those of our other shareholders, actions that PFL takes with respect to us, as our controlling shareholder, may not be favorable to us or our other shareholders.

Mr. Hart may have conflicts of interest with the holders of our shares of common stock or us in the future.

Mr. Graeme Richard Hart indirectly owns and controls PFL, and therefore a majority of the outstanding shares of our common stock, and the actions he is able to undertake as our controlling shareholder may differ from or adversely affect the interests of our other shareholders. Under the stockholders agreement that we entered into in connection with our IPO, Mr. Hart, through PFL, has the power to nominate a majority of the directors to our Board for so long as PFL and other entities affiliated with Mr. Hart beneficially own more than 40% of our common stock, enabling Mr. Hart to control our legal and capital structure and operations, subject to applicable law. The stockholders agreement also provides that so long as such affiliated entities hold at least 5% of our shares, Mr. Hart, through PFL, will be entitled to receive access to certain of our information and also to routinely consult and advise senior management about our business and financial matters, and we have agreed to give consideration to his advice and proposals. The stockholders agreement also provides Mr. Hart, through PFL, with certain consent rights for so long as his affiliated entities hold at least 40% of our shares. Additionally, Mr. Hart is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Mr. Hart may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Conflicts of interest may arise because certain of our directors hold a management or board position with PFL or other affiliated entities.

One of our directors is also a director of PFL, another director is Mr. Hart’s son-in-law and two of our directors are also directors of other entities affiliated with Mr. Hart. The relationships of these directors with Mr. Hart, PFL and other entities affiliated with Mr. Hart and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and PFL and other entities affiliated with Mr. Hart that could have different implications for PFL and other entities affiliated with Mr. Hart and us. These decisions could, for example, relate to:

•
disagreement over corporate opportunities;
•
competition between us, PFL and other entities affiliated with Mr. Hart;
•
employee retention or recruiting;
•
our dividend policy; and
•
the services and arrangements from which we benefit as a result of our relationships with PFL and other entities affiliated with Mr. Hart.

Conflicts of interest could also arise if we enter into any new agreements with PFL or other entities affiliated with Mr. Hart in the future, or if PFL or other entities affiliated with Mr. Hart decide to compete with us in any of our product categories. The presence of directors or officers of entities related to or affiliated with Mr. Hart, PFL and other entities affiliated with Mr. Hart on our Board could create, or appear to create, conflicts of interest and conflicts in allocating their time with respect to matters involving both us and any one of them, or involving us and PFL or other entities affiliated with Mr. Hart, that could have different implications for any of these entities than they do for us. Provisions of our Charter and bylaws address corporate opportunities that are presented to our directors who are also directors or officers of PFL or other entities affiliated with Mr. Hart and certain of their subsidiaries. We cannot assure you that our Charter will adequately address potential conflicts of interest, that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are directors of both us and PFL or other entities affiliated with Mr. Hart. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

We have entered, and may continue to enter, into certain related-party transactions. There can be no assurance that we could not have achieved more favorable terms if such transactions had not been entered into with related parties, or that we will be able to maintain existing terms in the future.

We have entered into various transactions with related parties including, among others:

•
supply agreements under which we sell certain products (primarily tableware) to RCP and purchase certain products (primarily aluminum foil containers and roll foil) from RCP;
•
a warehousing and freight services agreement pursuant to which we provide certain logistics services to RCP;
•
a sub-lease of part of our corporate headquarters in Lake Forest, Illinois and another lease for part of our facility in Canandaigua, New York to RCP;
•
a tax matters agreement with each of RCP and Graham Packaging;
•
a transition services agreement with Graham Packaging pursuant to which we, upon Graham Packaging’s request, provide certain administrative services to Graham Packaging for up to 36 months from August 4, 2020;
•
an IT license usage agreement with Rank and Graham Packaging, pursuant to which we continue to receive usage rights under certain IT-related license and contractual arrangements that are held by certain of our affiliates and provide usage rights to certain of our affiliates under certain IT-related license and contractual arrangements we hold;
•
an agreement with our affiliate, Rank Treasury Limited, to indemnify it for certain losses that it may suffer from providing a guarantee of a property lease to a third party landlord as part of our divestment of a business; and
•
a transition services agreement with Rank pursuant to which Rank, upon our request, provided certain administrative and support services to us, and we, upon Rank’s request, provided certain administrative and support services, which expired on December 31, 2022.

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

Potential conflicts of interest or disputes may arise between us and one or more related parties under these related party agreements, or relating to our past or future relationships in several areas including tax, employee benefits, intellectual property rights, indemnification and other matters. Furthermore, conflicts of interest may arise in connection with business opportunities that may be attractive to us and one or more related parties. In the event of a dispute under any of these related-party agreements, the interests of one or more related parties may not align with ours and the resolution of any such disputes may be adverse to us, or less favorable to us than we might achieve if we were not dealing with a related party, and our ability to enforce our contractual rights may be limited.

There can be no assurance that such present or any future transactions, and any potential disputes that may arise in connection with them, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

It is also likely that we may enter into related-party transactions in the future. Although most related party transactions that we enter into are subject to approval or ratification by the Audit Committee of the Board, there can be no assurance that such transactions, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

The related party transactions we have entered into are of varying durations and may be amended upon agreement of the parties. PFL has the ability to determine the outcome of matters requiring shareholder approval, cause or prevent a change of control and change the composition of our Board. For so long as we are controlled by PFL, we may be unable to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to those requirements.

PFL controls a majority of the voting power of our outstanding common stock. As a result, we are presently a “controlled company” within the meaning of Nasdaq’s rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•
the requirement that a majority of the Board consists of independent directors;
•
the requirement that our Compensation Committee and our Nominating and Corporate Governance Committee be composed entirely of independent directors; and
•
the requirement for an annual performance evaluation of our Compensation Committee and our Nominating and Corporate Governance Committee.

While PFL controls a majority of the voting power of our outstanding common stock, we continue to rely on some of these exemptions and, as a result, we do not presently have a Compensation Committee or a Nominating and Corporate Governance Committee consisting entirely of independent directors. Further, because three of our six directors do not qualify as “independent directors” under Nasdaq’s rules, we also do not have an independent Board majority. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

If PFL sells a controlling interest in our company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our common stock, and we may become subject to the control of a presently unknown third party.

PFL owns, and controls the voting power of, approximately 78% of our outstanding shares of common stock. PFL has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

The ability of PFL to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock that are publicly traded, could prevent you from realizing any change-of-control premium on your shares of our common stock that may otherwise accrue to PFL on its private sale of our common stock. Additionally, if PFL privately sells its significant equity interests in our company, we may become subject to the control of a presently unknown third party that may have conflicts of interest with those of other shareholders. In addition, if PFL sells a controlling interest in our company to a third party, our liquidity could be impaired, our outstanding indebtedness could be subject to acceleration and our commercial agreements and relationships could be impacted, all of which could adversely affect our ability to run our business as described herein and could have a material adverse effect on our results of operations and financial condition.

We may be liable for significant taxes if the distributions of RCP or of Graham Packaging to PFL are determined to be taxable transactions.

In February 2020, before RCP’s IPO, we effected certain distributions to transfer the interests of RCP to PFL in a manner that was intended to qualify as tax-free to PFL, us and Pactiv Evergreen Group Holdings Inc., which we refer to as PEGHI, under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code. In addition, before the closing of our IPO in September 2020, we also effected certain distributions to transfer the interests of Graham Packaging to PFL in a manner that was intended to qualify as tax-free to PFL, us and PEGHI under Section 355 of the Internal Revenue Code.

We have received tax opinions as to the tax treatment of the RCP and Graham Packaging distributions. These tax opinions rely on certain facts, assumptions, representations and undertakings from Mr. Hart, RCP or Graham Packaging, as applicable, and us regarding the past and future conduct of our, and RCP’s or Graham Packaging’s, as applicable, respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, we may not be able to rely on the tax opinions and could be subject to significant tax liabilities with respect to the RCP or Graham Packaging distributions. Despite the tax opinions, the Internal Revenue Service could determine on audit that the RCP or Graham Packaging distributions are taxable if it determines that any of the facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions, or for other reasons, including as a result of certain significant changes in the stock ownership of us, RCP or Graham Packaging, as applicable, or PEGHI. If the RCP or Graham Packaging distributions are determined to be taxable for U.S. federal income tax purposes, we could be liable for significant U.S. federal income tax liabilities.

We entered into tax matters agreements with each of RCP and Graham Packaging in connection with their respective distributions. Under these agreements, each distributed business will generally be required to indemnify us against taxes incurred with respect to the applicable distribution that arise as a result of, among other things, (i) a breach of any representation made under the applicable tax matters agreement, including those provided in connection with an opinion of tax counsel, or (ii) RCP or Graham Packaging, as applicable, taking or failing to take, as the case may be, certain actions, in each case that result in the distributions failing to meet the requirements for tax-free treatment under the Internal Revenue Code. If RCP or Graham Packaging does not indemnify us in accordance with the applicable tax matters agreement, we would bear such tax liability.

RCP and Graham Packaging may compete with us, and their competitive positions in certain markets may constrain our ability to build and maintain partnerships.

We may face competition from a variety of sources, including RCP and Graham Packaging, today and in the future. For example, while we do have supply agreements in place with RCP, each of RCP and Graham Packaging may still compete with us in certain products or in certain channels. In addition, while RCP and Graham Packaging do not currently manufacture or sell products that compete with our products in the channels in which we sell our products, they each may do so in the future, including as a result of acquiring a company that manufactures products which compete with ours. RCP and Graham Packaging may have acquired know-how from their previous affiliation with our business, which could give them significant competitive advantages should they decide to engage in the type of business we conduct, which may materially and adversely affect our business, financial condition and results of operations. Although RCP has historically sold the products (primarily tableware and cups) that it purchases from us in the retail channel, and we sell those products in the foodservice business-to-business channel, after the termination of the supply agreement with RCP, it could seek to sell those products in the foodservice channel or otherwise compete with us. As our customer, RCP has information about our products, including pricing, and, as one of our former operating segments, Graham Packaging has knowledge of our business that could provide RCP and Graham Packaging with competitive advantages.

In addition, we may partner with companies that compete with RCP and Graham Packaging in certain markets. Our prior affiliation with RCP and Graham Packaging may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationships with RCP and Graham Packaging.

Risks Relating to Being a Public Company

Anti-takeover provisions in our Charter and bylaws and under Delaware law could make an acquisition of our company more difficult, limit attempts by our shareholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our Charter and bylaws may have the effect of delaying or preventing a change of control or changes in our management, including provisions that:

•
permit our Board, without further action by our shareholders, to fix the rights, preferences, privileges and restrictions of preferred stock, the rights of which may be greater than the rights of our common stock;
•
restrict the forum for certain litigation against us to Delaware, as discussed in greater detail in the risk factor “Our Charter makes the Delaware Court of Chancery the exclusive forum for most disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees”; and
•
establish advance notice requirements for nominations to our Board or for proposing matters for action by our shareholders at their annual meetings.

Additionally, after PFL and all other entities beneficially owned by Mr. Hart, their successors and affiliates and any of their transferees in connection with certain transfers other than widely distributed public sales beneficially own less than 50% of the outstanding shares of our common stock, additional anti-takeover provisions take effect, including provisions that:

•
require at least a two-thirds affirmative shareholder vote to approve amendments to our Charter or bylaws;
•
provide for a staggered Board;
•
eliminate the ability of our shareholders to call special meetings; and
•
prohibit shareholder action by written consent, instead requiring shareholder actions to be taken solely at duly convened shareholder meetings.

Even after we cease to be a controlled company, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our incumbent management by making it more difficult for shareholders to replace members of our Board, which is responsible for appointing the members of our management. As a result, these provisions may adversely affect the market price and market for our common stock if they are viewed as limiting the liquidity of our stock. These provisions may also make it more difficult for a third party to acquire us in the future and, as a result, our shareholders may be limited in their ability to obtain a premium for their shares.

Further, we entered into a stockholders agreement with PFL in connection with our IPO in September 2020. That agreement gives PFL the right to nominate a certain number of directors to our Board so long as they beneficially own at least 10% of the outstanding shares of our common stock.

We intend to pay regular dividends on our common stock, but our ability to do so may be limited.

We intend to pay cash dividends on our common stock on a quarterly basis, subject to the discretion of our Board and our compliance with applicable law, and depending on our results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

Our ability to pay dividends may also be restricted by the terms of our existing debt agreements or any future debt or preferred equity securities. Our dividend policy entails certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures or limiting our ability to incur borrowings. Our Board will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends or declare any periodic special dividends. There can be no assurance that our Board will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether.

Our Charter makes the Delaware Court of Chancery the exclusive forum for most disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Charter makes the Delaware Court of Chancery the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us under the Delaware General Corporation Law, our Charter or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine, except, in each case, for claims to enforce any liability or duty created by the Securities Act or the Exchange Act and for which the federal courts have exclusive jurisdiction. In addition, our Charter provides that unless we consent in writing to the selection of an alternative forum, the federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the federal forum provision.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located in leased office space in Lake Forest, Illinois. As of December 31, 2022, we leased or owned 96 other U.S. facilities and 15 international facilities, some of which included multiple buildings and warehouses. This included the 63 manufacturing facilities and 46 warehouses that comprised our global production and distribution network.

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

Shareholders

As of March 1, 2023, there were two holders of record of our common stock. The actual number of our shareholders is greater than this number and includes beneficial owners whose shares are held in the “street name” by banks, brokers and other nominees. This number of holders of record also does not include shareholders whose shares are held in trust by other entities.

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

The following graph compares our cumulative total shareholder return from September 21, 2020 to December 31, 2022 to that of the S&P 500 Index, the Russell MidCap Index, a customized peer group of companies previously used by us (the “Prior Peer Group”) and a customized peer group of companies currently used by us (the “Peer Group”). The Peer Group comprises: AptarGroup, Inc., Avery Dennison Corporation, Berry Global Group, Inc., Clearwater Paper Corporation, Crown Holdings, Inc., Graphic Packaging Holding Company, Greif, Inc., O-I Glass, Inc., P.H. Glatfelter Company, Packaging Corporation of America, Resolute Forest Products Inc., Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company and Tupperware Brands Corporation. The Peer Group is identical to the Prior Peer Group, except for the removal of Verso Corporation, which was acquired in 2022, and the addition of O-I Glass, Inc. and Resolute Forest Products Inc. The additions were made as a result of the Compensation Committee’s review of the Prior Peer Group for purposes of assisting with pay decisions for 2022.

The graph assumes that $100 was invested at the market close on September 21, 2020 in our common stock, each index, the Prior Peer Group and the Peer Group, and that all dividends were reinvested.

The total shareholder return performances set forth in the graph above are not necessarily indicative of future total shareholder return performance.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis contains forward-looking statements. It should be read in connection with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes, the cautionary information contained in Forward-Looking Statements and Item 1A, Risk Factors.

Overview of Business and Strategy

For a description of our business and strategy, refer to Item 1, Business.

Business Environment

Subsequent to the onset of the COVID-19 pandemic and continuing into 2022, we experienced a tight labor market and meaningful input cost inflation, including higher raw material and labor costs. These factors presented challenges for our manufacturing and distribution operations and pressured our margins. Labor availability improved during 2022, and our focus shifted to manufacturing productivity and a return to strong service levels. While inflationary pressures remain, our pricing strategy has provided us with flexibility to effectively manage our margins through cost recovery mechanisms and strategic competitive pricing.

Sales volumes for 2021 were notably stronger than 2022 primarily due to businesses and restaurants re-opening post-COVID-19 lockdowns. Additionally, while we have not seen a material market contraction to-date, inflationary pressures have recently begun to impact our customers’ purchasing decisions and order patterns in late 2022 and into 2023, resulting from a moderation of related discretionary spending.

Furthermore, elevated interest rates, inflation and the resulting volatility within the capital markets have created additional uncertainty with respect to the economic outlook. If economic conditions were to deteriorate, a further decline in consumer spending may result, which could lead to a meaningful decline in demand for our products in 2023 and beyond.

Recent Developments and Significant Items Affecting Comparability

Beverage Merchandising Restructuring

On March 6, 2023, we announced the Beverage Merchandising Restructuring, a plan to take significant restructuring actions related to our Beverage Merchandising operations. We expect these actions to increase our production efficiency, streamline our management structure and reduce our ongoing capital expenditures and overhead costs.

We expect that the Beverage Merchandising Restructuring will enable us to maintain our strong position in the liquid packaging market by increasing our overall productivity over time and optimize our manufacturing footprint. We also expect it to result in our exit from the uncoated freesheet paper market.

As part of these restructuring actions, we plan to reorganize our operating and reporting structure to achieve increased efficiencies and related cost savings, which we expect to result in a change in our reportable segments during the second quarter of 2023.

For additional information related to this restructuring program, refer to Note 22, Subsequent Events, to the consolidated financial statements.

Dispositions and Other Exit Activities

In addition to the Beverage Merchandising Restructuring, we made strategic decisions over recent periods to focus on our core, business-to-business North American foodservice, food merchandising and beverage merchandising operations. Accordingly, we divested or exited certain of our non-core businesses which enables us to focus on our strategic core competencies.

In September 2022, we committed to a plan to sell our remaining closures businesses. We completed the sale of a substantial portion of these businesses on October 31, 2022, and the remaining operations in the first quarter of 2023, each for an immaterial amount. As a result, we recognized a charge to earnings of $56 million within restructuring, asset impairment and other related charges during the year ended December 31, 2022.

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell Beverage Merchandising Asia. The transaction closed on August 2, 2022, and we received preliminary proceeds of $336 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We recognized a preliminary gain on sale of $239 million during the year ended December 31, 2022. Sales of liquid packaging board to our former Beverage Merchandising Asia operations, which were previously eliminated in consolidation, are recorded as external net revenues subsequent to the transaction’s completion.

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage to affiliates of Elopak ASA. The transaction closed on March 29, 2022, and we received preliminary proceeds of $47 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We recognized a preliminary gain on sale of $27 million during the year ended December 31, 2022.

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. On October 31, 2021, we ceased manufacturing coated groundwood paper, and we substantially completed our exit from this business during the fourth quarter of 2021. As a result of the closure, we recognized in 2021 a charge of $3 million for contractual termination benefits, $6 million for other restructuring charges and $24 million of accelerated depreciation on plant and equipment. We also recognized $1 million for disassembly costs during the year ended December 31, 2022.

None of these dispositions qualified for presentation as discontinued operations.

Pension Partial Settlement Transactions

On September 20, 2022, February 24, 2022, and July 21, 2021, using PPPE assets, we purchased non-participating group annuity contracts from insurance companies and transferred a portion of the PPPE’s projected benefit obligations. In each instance, the respective insurance companies have assumed responsibility for pension benefits and annuity administration. The following table provides details regarding each transaction:

Transaction Date	Reporting Period	Assets Transferred	Projected Benefit Obligations Transferred	Settlement Gain Recognized	Number of Participants Impacted
September 20, 2022	Q3 2022	$629	$656	$47	10,200
February 24, 2022	Q1 2022	1,260	1,257	10	13,300
July 21, 2021	Q3 2021	941	959	22	16,300

Fabri-Kal Acquisition

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million, in total, paid during the year ended December 31, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include food containers and drinkware (cold cups and lids) for the institutional foodservice and consumer packaged goods markets. The acquisition includes four manufacturing facilities in the U.S. The acquisition broadened our portfolio of sustainable packaging products and expanded our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

Winter Storm Elliott, Winter Storm Uri and Tropical Storm Fred

In December 2022, the U.S. was impacted by Winter Storm Elliott, which brought unusually low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals. During most of this weather event, we were unable to fully operate our mills in Arkansas and North Carolina, and our Beverage Merchandising segment incurred $8 million of incremental costs, primarily related to precautionary shut-down costs.

During February 2021, the Southern portion of the U.S. was impacted by Winter Storm Uri which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. During the first half of 2021, we incurred approximately $50 million of incremental costs including energy costs, primarily related to natural gas, shut-down costs and some property damage during the storm. Our Beverage Merchandising segment was impacted to the greatest degree with incremental costs of $37 million incurred by our mill in Pine Bluff, Arkansas. As a result of the storm, certain of our suppliers with locations in the impacted areas were also unable to operate which subsequently has resulted in their declaration of force majeure on meeting the supply quantities due to us. In particular, our supply of various resin types was limited, and we were required to purchase from other suppliers, and at a higher price, in order to meet our production demands for March and April. As further discussed in our Results of Operations, our cost of sales was impacted for 2021 as the products manufactured with this higher priced material were sold.

During August 2021, the Southeastern portion of the U.S. was impacted by Tropical Storm Fred which brought severe flooding. As a result of the storm, our mill in Canton, North Carolina experienced a flood which resulted in the damage of certain property, plant and equipment. The mill subsequently experienced an explosion and resulting fire. Due to the extensive damage sustained from the flood, fire and related events, we were unable to fully operate our mill for several days during the third quarter of 2021. Accordingly, our Beverage Merchandising segment incurred $7 million of incremental costs, including costs related to the shut-down of the mill and to repair damaged property, plant and equipment, during 2021.

COVID-19

During the early part of 2021, we experienced lower demand for our products and, as a result, a decline in revenues. Commencing in the second quarter of 2021 and continuing throughout 2021, volumes improved in our business, most significantly in our Foodservice segment. The strong volumes in 2021 were followed by more typical customer order patterns in 2022. To date, we have not experienced significant issues across our supply chain due to the COVID-19 pandemic, including the sourcing of materials and logistics service providers. As the general effects of the COVID-19 pandemic continue to change and remain unpredictable, the COVID-19 pandemic may continue to impact our results of operations in future periods as the macroeconomic environment and consumer behavior continue to evolve.

Summary of Results

Our results for the year ended December 31, 2022 reflect the partial recovery of higher material, logistics and labor costs through traditional contractual cost pass-through price increases and pricing actions, lower sales volumes and the benefit from certain 2021 weather-related events that did not recur. Our results for the year ended December 31, 2022 also reflect a full year of results relating to our acquisition of Fabri-Kal, which closed on October 1, 2021, as well as the impact from the sale of Beverage Merchandising Asia on August 2, 2022. Our net revenues increased 14% to $6,220 million for the year ended December 31, 2022 compared to $5,437 million in the prior year. The increase was driven by favorable pricing, primarily due to higher material costs passed through to customers and the impact of the acquisition of Fabri-Kal, partially offset by lower sales volumes primarily due to strong sales volume in the prior year as businesses and restaurants re-opened post-COVID-19 lockdowns in our Foodservice segment, labor and related impacts and the market softening amid inflationary pressures in our Food Merchandising segment and our strategic exit from the coated groundwood business in our Beverage Merchandising segment in December 2021.

Net income from continuing operations was $319 million for the year ended December 31, 2022 compared to $33 million in the prior year. The increase was primarily driven by $423 million of higher gross profit, largely driven by favorable pricing, net of higher material and manufacturing costs and lower sales volume, the full year contribution from the acquisition of Fabri-Kal and $50 million of additional costs incurred in 2021 related to the impact of Winter Storm Uri that did not recur. In addition, the increase includes the $239 million gain on the sale of Beverage Merchandising Asia. These increases were partially offset by a $153 million increase in tax expense, primarily attributable to the gain on the sale of Beverage Merchandising Asia and improved profitability, a $117 million increase in selling, general and administrative expenses, primarily driven by higher employee-related costs and higher costs related to the acquisition of Fabri-Kal, a $56 million asset impairment charge related to the strategic decision to exit the remaining closures businesses and $52 million of lower non-operating income associated with our pension plans.

Our Adjusted EBITDA from continuing operations increased 48% to $785 million compared to $531 million in the prior year. The increase reflects favorable pricing, net of material costs passed through, and the full year impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing costs, lower sales volume and higher employee-related costs. Adjusted EBITDA for the year ended December 31, 2021 included $50 million of additional costs incurred related to the impact of Winter Storm Uri. Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

Our capital expenditures were $258 million for the year ended December 31, 2022 compared to $282 million in the prior year.

Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”

Consumer Behavior and Trends

Our sales are driven by consumer buying habits in the markets that our customers serve and by the volume of sales made from our customers to consumers. Consequently, we are exposed to changes in consumer demand patterns and customer requirements in numerous industries. Changes in consumer preferences for products in the industries that we serve or the packaging formats in which such products are delivered, whether as a result of changes in cost, convenience or health or environmental and social concerns and perceptions, may result in a decline in the demand for certain of our products. For example, certain of our products are used for dairy and fresh juice, and as sales of those beverages have generally declined over recent years, we have had to find new markets for these products. On the other hand, changing preferences for products and packaging formats may also result in increased demand for other products we manufacture. For instance, the growth in consumer preference for organic meat, poultry and free-range eggs outpaces the growth in consumer preference for conventional meat, poultry and standard eggs. Organic meat, poultry and eggs are often packaged in PET or molded fiber, which may drive a shift from polystyrene foam packaging for these products toward higher value PET and molded fiber substrates.

Sustainability

Interest in environmental sustainability has increased over the past decade, and we expect that sustainability will play an increasing role in customer and consumer purchasing decisions. There have been recent concerns about the environmental impact of single-use products and products made from plastic, particularly polystyrene foam. Governmental authorities in the U.S. and abroad continue to implement legislation aimed at reducing the amount of plastic and other materials incapable of being recycled or composted. This type of legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for certain products. In addition, state and local bans on polystyrene foam foodservice packaging may drive a shift to the use of higher value substrates, such as paper, molded fiber, polypropylene and PET.

Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental or sustainability concerns of consumers by using only recyclable or compostable containers. As our customers may shift towards purchasing more sustainable products, we have focused much of our innovation efforts around sustainability. Across our business, we believe we are well positioned to benefit from growth in fiber-based, recycled, recyclable and/or compostable packaging. For instance, in Foodservice, we continue to develop and introduce new products under our EarthChoice, Greenware and Recycleware brands. In Food Merchandising, we are the largest producer of molded fiber egg cartons in the U.S. and believe we are positioned to benefit from shifts toward fiber and away from foam polystyrene. Additionally, our Food Merchandising segment continues to produce new sustainable product innovations, such as our recycled PET meat and poultry trays and egg cartons. In Beverage Merchandising, we continue to develop new fiber-based beverage cartons.

We intend to continue sustainability-driven innovation to ensure that we are at the leading edge of recyclable, renewable and compostable products in order to offer our customers environmentally sustainable choices. For 2022, approximately 66% of our net revenues were derived from products made with recycled, recyclable or renewable materials, and our goal is 100% by 2030. We expect to incur capital expenditures and research and development costs as a result of developing these products and/or increasing manufacturing of existing sustainable products.

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

Raw Materials, Energy and Labor

Raw Materials and Energy Prices

Our results of operations and the gross profits corresponding to each of our segments are impacted by changes in the costs of our raw materials and energy prices. Resin prices have historically fluctuated based on changes in supply and demand and been influenced by the prices of crude oil and monomers, which may be impacted by extreme weather conditions and the demand for other end uses. The prices of raw wood and wood chips may fluctuate due to external conditions such as weather, product scarcity and commodity market fluctuations and changes in governmental policies and regulations. Purchases of most of our raw materials are based on negotiated rates with suppliers, which are tied to published indices. Many of the raw materials utilized by our mills are purchased on the spot market. The prices for some of our raw materials, particularly resins, have fluctuated significantly in recent years. Prices for raw wood and wood chips have fluctuated less than the prices of resins. Raw wood and wood chips are typically purchased from sources close to our mills and, as a result, prices are established locally based on factors such as local competitive conditions and weather conditions. Management expects continued volatility in raw material prices and such volatility may impact our results of operations.

Historical index prices of resin from December 2020 through December 2022 are shown in the chart below. This chart presents index prices and does not represent the prices at which we purchase resin.

We are also sensitive to energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions. However, significant spikes in energy costs due to abnormal weather conditions may not be recovered through such means and could have a significant impact to our profitability. For example, in the first quarter of 2021, the impact of Winter Storm Uri increased energy costs for our facilities in the southern portion of the U.S. Refer to the Recent Developments and Significant Items Affecting Comparability section for additional details regarding Winter Storm Uri’s impact on our business.

We use various strategies to manage cost exposures on certain raw material purchases with the objective of obtaining more predictable costs for these commodities. From time to time, we enter into hedging agreements for some of our raw materials and energy sources to minimize the impact of price fluctuations. From time to time, we may enter into commodity financial instruments or derivatives to hedge commodity prices primarily related to resin, natural gas and diesel. Although we continue to take steps to minimize the impact of the volatility of raw material prices through commodity hedging, fixed supplier pricing, reducing the lag time in contractual raw material cost pass-through mechanisms and entering into additional indexed customer contracts that include raw material cost pass-through provisions, these efforts may prove to be inadequate.

Labor Costs and Availability

Labor is one of the primary components in the cost of operating our business. Our cost of labor is influenced by the demand and supply of labor as well as employee productivity. At times during the past two years, and in particular during the fourth quarter of 2021 and the first quarter of 2022, we experienced labor shortages that decreased production output in many of our plants and contributed to an increase in our labor cost. Although we noticed a marked increase in our ability to attract employees over the course of 2022, we continue to experience heightened employee turnover, particularly among our newest employees. Increased turnover particularly affects our business, as the equipment required to operate our business is complicated and requires substantial training before an employee is at full productivity. As a result, we have experienced a decrease in employee productivity in certain of our plants, which has also contributed to increasing our operating expenses.

Competition and Pricing

The markets in which we sell our products historically have been, and continue to be, highly competitive, and our pricing strategy is influenced by industry dynamics and market competition. While we have long-term relationships with many of our customers, the underlying contracts may be re-bid or renegotiated from time to time, and we may not be successful in renewing on favorable terms or at all.

Revenue is also directly impacted by changes in raw material costs as a result of raw material cost pass-through mechanisms in many of our customer pricing agreements. Generally, the contractual price adjustments do not occur simultaneously with commodity price fluctuations, but rather on a mutually agreed upon schedule, which often causes a lead-lag effect, during which margins are negatively impacted in the short term when raw material costs increase and positively impacted in the short term when raw material costs decrease. Historically, the average lag time in implementing raw material cost pass-through mechanisms has been between three and four months. We take pricing actions, where possible, to mitigate the effects of raw material cost increases for customers that are not subject to raw material cost pass-through agreements and to mitigate the effects of other costs increases, such as increases in labor and transportation costs.

Non-GAAP Measures – Adjusted EBITDA from Continuing Operations

In this Annual Report on Form 10-K we use the non-GAAP measure Adjusted EBITDA from continuing operations.

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

	For the Years Ended December 31,
(In millions)	2022	2021
Net income from continuing operations (GAAP)	$319	$33
Income tax expense (benefit)	149	(4)
Interest expense, net	218	191
Depreciation and amortization	339	344
Restructuring, asset impairment and other related charges(1)	58	9
Gain on sale of business and noncurrent assets(2)	(266)	—
Non-cash pension income(3)	(49)	(101)
Operational process engineering-related consultancy costs(4)	9	21
Business acquisition costs and purchase accounting adjustments(5)	6	15
Unrealized losses on derivatives	4	7
Foreign exchange losses on cash	3	2
Executive transition charges(6)	2	10
Gain on legal settlement(7)	(15)	—
Costs associated with legacy facility(8)	6	—
Other	2	4
Adjusted EBITDA from continuing operations (Non-GAAP)	$785	$531
(1)
Reflects restructuring, asset impairment and other related charges (net of reversals) primarily associated with the decision to exit our remaining closures businesses for the year ended December 31, 2022 and our closure of Beverage Merchandising’s coated groundwood operations for the year ended December 31, 2021. Refer to Note 5, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects the gain from the sale of businesses and noncurrent assets, primarily related to the sale of Beverage Merchandising Asia and the sale of our equity interests in Naturepak Beverage. Refer to Note 4, Acquisitions and Dispositions, for additional details.

(3)
Reflects the non-cash pension income related to our employee benefit plans, including the pension settlement gains of $57 million and $22 million recognized during the years ended December 31, 2022 and 2021, respectively. Refer to Note 13, Employee Benefits, for additional details.
(4)
Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(5)
Reflects the acquisition and integration costs related to the acquisition of Fabri-Kal, including a $12 million inventory fair value step-up that was expensed within cost of sales during 2021. Refer to Note 4, Acquisitions and Dispositions, for additional details.
(6)
Reflects charges relating to key executive retirement and separation agreements.
(7)
Reflects the gain, net of costs, arising from the settlement of a historical legal action.
(8)
Reflects costs related to a closed facility that was sold prior to our acquisition of the entity.

Results of Operations

The following discussion compares our results of operations for 2022 with 2021:

Consolidated Results

	For the Years Ended December 31,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$6,220	100%	$5,437	100%	$783	14%
Cost of sales	(5,223)	(84)%	(4,863)	(89)%	(360)	(7)%
Gross profit	997	16%	574	11%	423	74%
Selling, general and administrative expenses	(583)	(9)%	(466)	(9)%	(117)	(25)%
Restructuring, asset impairment and other related charges	(58)	(1)%	(9)	—%	(49)	NM
Other income, net	281	5%	20	—%	261	NM
Operating income from continuing operations	637	10%	119	2%	518	NM
Non-operating income, net	49	1%	101	2%	(52)	(51)%
Interest expense, net	(218)	(4)%	(191)	(4)%	(27)	(14)%
Income from continuing operations before tax	468	8%	29	1%	439	NM
Income tax (expense) benefit	(149)	(2)%	4	—%	(153)	NM
Income from continuing operations	319	5%	33	1%	286	NM
Income (loss) from discontinued operations, net of income taxes	1		(8)		9
Net income	$320		$25		$295
Adjusted EBITDA from continuing operations(1)	$785	13%	$531	10%	$254	48%

NM indicates that the calculation is not meaningful.

(1) Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for 2022 Compared with 2021

	Price/Mix	Volume	Acquisitions	Dispositions	Total
Net revenues	18%	(8)%	6%	(2)%	14%
By reportable segment:
Foodservice	19%	(8)%	14%	—%	25%
Food Merchandising	20%	(6)%	—%	—%	14%
Beverage Merchandising	17%	(7)%	—%	(5)%	5%

Net Revenues. Net revenues for the year ended December 31, 2022 increased by $783 million, or 14%, to $6,220 million compared to the prior year. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions across all of our segments. The Foodservice segment’s acquisition of Fabri-Kal on October 1, 2021 contributed $337 million of incremental sales for the year ended December 31, 2022 as compared to the prior year. These increases were partially offset by lower sales volume and the impact from the sale of Beverage Merchandising Asia on August 2, 2022. Sales volume was lower primarily due to strong sales volume in the prior year as businesses and restaurants re-opened post-COVID-19 lockdowns in our Foodservice segment, labor and related impacts and the market softening amid inflationary pressures in our Food Merchandising segment and our strategic exit from the coated groundwood business in our Beverage Merchandising segment in December 2021.

Cost of Sales. Cost of sales for the year ended December 31, 2022 increased by $360 million, or 7%, to $5,223 million compared to the prior year. The increase was primarily due to higher material and manufacturing costs across all of our segments, as well as the incremental costs associated with the full year contribution from the Foodservice segment’s acquisition of Fabri-Kal. These increases were partially offset by lower sales volume, the impact from the sale of Beverage Merchandising Asia and the benefit related to prior year costs of $50 million from Winter Storm Uri.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2022 increased by $117 million, or 25%, to $583 million compared to the prior year. The increase was primarily due to higher employee-related costs and higher costs related to the full year contribution from the Foodservice segment’s acquisition of Fabri-Kal.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the year ended December 31, 2022 increased by $49 million to $58 million compared to the prior year. The increase was primarily attributable to a $56 million impairment charge related to the decision to exit our remaining closures businesses. Refer to Note 5, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

Other Income, Net. Other income, net for the year ended December 31, 2022 increased by $261 million to $281 million compared to the prior year. The increase was primarily attributable to the $239 million gain on the sale of Beverage Merchandising Asia, the $27 million gain on the sale of our equity interests in Naturepak Beverage and the $15 million gain, net of costs, arising from the settlement of a historical legal action, partially offset by lower transition service agreement income. Refer to Note 14, Other Income (Expense), Net, to the consolidated financial statements for additional details.

Non-operating Income, Net. Non-operating income, net for the year ended December 31, 2022 decreased by $52 million, or 51%, to $49 million compared to the prior year. The decrease was primarily due to lower ongoing pension plan income, partially offset by $57 million of pension settlement gains recognized in the current year period compared to a $22 million pension settlement gain recognized in the prior year.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2022 increased by $27 million, or 14%, to $218 million, compared to the prior year, primarily due to an increase in the interest rate on our variable rate term loans and a net increase in principal amounts outstanding under our senior secured notes. These increases were partially offset by $14 million of fees and third party costs incurred in the prior year that did not recur. Refer to Note 10, Debt, to the consolidated financial statements for additional details.

Income Tax (Expense) Benefit. During the year ended December 31, 2022, we recognized a tax expense of $149 million on income from continuing operations before tax of $468 million, compared to a tax benefit of $4 million on income from continuing operations before tax of $29 million in the prior year. The effective tax rate during the year ended December 31, 2022 was primarily attributable to the tax impacts from the sale of businesses and the mix of book income and losses taxed at varying rates among the jurisdictions in which we operate. The tax impacts from the sale of businesses included withholding taxes and U.S. tax on capital gains partially offset by foreign tax credit. The effective tax rate during the year ended December 31, 2021 was primarily attributable to the release of valuation allowances, mainly in relation to the deductibility of deferred interest deductions, and a benefit related to the reversal of deferred taxes on unremitted earnings.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Income (loss) from discontinued operations, net of income taxes for the years ended December 31, 2022 and 2021 represented income and charges primarily related to obligations arising from the sale and purchase agreements from previously divested businesses. Refer to Note 3, Discontinued Operations, to the consolidated financial statements for additional details.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the year ended December 31, 2022 increased by $254 million, or 48%, to $785 million compared to the prior year. The increase reflects favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing costs, lower sales volume and higher employee-related costs. The increase in Adjusted EBITDA from continuing operations also included the benefit related to prior year costs of $50 million from Winter Storm Uri.

Segment Information

Foodservice

	For the Years Ended December 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$2,917	$2,341	$576	25%
Segment Adjusted EBITDA	$484	$291	$193	66%
Segment Adjusted EBITDA margin	17%	12%

Total Segment Net Revenues. Foodservice total segment net revenues for the year ended December 31, 2022 increased by $576 million, or 25%, to $2,917 million compared to the prior year. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs. In addition, the acquisition of Fabri-Kal on October 1, 2021 contributed $337 million of incremental sales for the year ended December 31, 2022 as compared to the prior year. These increases were partially offset by lower sales volume, primarily due to strong sales volume in the prior year as businesses and restaurants re-opened post-COVID-19 lockdowns.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the year ended December 31, 2022 increased by $193 million, or 66%, to $484 million compared to the prior year. The increase was primarily due to favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing costs, lower sales volume and higher employee-related costs.

Food Merchandising

	For the Years Ended December 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$1,750	$1,531	$219	14%
Segment Adjusted EBITDA	$291	$232	$59	25%
Segment Adjusted EBITDA margin	17%	15%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the year ended December 31, 2022 increased by $219 million, or 14%, to $1,750 million compared to the prior year. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs, partially offset by lower sales volume, due to labor and related impacts and the market softening amid inflationary pressures.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the year ended December 31, 2022 increased by $59 million, or 25%, to $291 million compared to the prior year. The increase was primarily due to favorable pricing, net of material costs passed through, partially offset by higher manufacturing costs, lower sales volume and higher employee-related and logistics costs.

Beverage Merchandising

	For the Years Ended December 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$1,630	$1,559	$71	5%
Segment Adjusted EBITDA	$100	$44	$56	127%
Segment Adjusted EBITDA margin	6%	3%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the year ended December 31, 2022 increased by $71 million, or 5%, to $1,630 million compared to the prior year. The increase was primarily due to favorable pricing, due to pricing actions taken to offset higher input costs and the contractual pass-through of higher material costs, and favorable product mix. These increases were partially offset by lower sales volume, primarily due to our strategic exit from the coated groundwood business in December 2021, and the impact from the disposition of Beverage Merchandising Asia on August 2, 2022.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the year ended December 31, 2022 increased by $56 million, or 127%, to $100 million compared to the prior year. The increase reflected favorable pricing, net of material costs passed through, and the benefit related to prior year costs of $37 million from Winter Storm Uri and $7 million from Tropical Storm Fred. These items were partially offset by higher manufacturing and employee-related costs, lower sales volume and the impact from the disposition of Beverage Merchandising Asia. The higher costs for the year ended December 31, 2022 included $8 million of additional costs incurred related to the impact of Winter Storm Elliott.

Comparison of Results of Operations for 2021 with 2020

For a discussion of results of operations for 2021 compared to 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash flows

Our cash flows were as follows:

	For the Years Ended December 31,
(In millions)	2022	2021
Net cash provided by operating activities	$414	$261
Net cash provided by (used in) investing activities	102	(658)
Net cash (used in) provided by financing activities	(193)	147
Effect of exchange rate on cash and cash equivalents	(4)	(4)
Net increase (decrease) in cash and cash equivalents	$319	$(254)

Net cash flows increased by $573 million compared to the prior year primarily due to $358 million of proceeds from dispositions, largely Beverage Merchandising Asia and our equity interests in Naturepak Beverage, $374 million cash outflows in the prior year due to the acquisition of Fabri-Kal and $153 million of higher net cash provided by operating activities. These items were partially offset by net cash provided by various debt financing transactions undertaken during the prior year and net cash used for debt repayments in the current year. Net cash provided by operating activities increased as compared to the prior year primarily due to favorable pricing, net of material costs passed through, the impact from the acquisition of Fabri-Kal and prior year costs from Winter Storm Uri, partially offset by a strategic inventory build during the current year period and higher cash tax and interest payments.

During the year ended December 31, 2022, our primary sources of cash were $414 million of net cash provided by operating activities and $364 million in combined proceeds related to the sale of Beverage Merchandising Asia and our equity interests in Naturepak Beverage. The net cash provided by operating activities reflects income from operations, partially offset by $223 million of cash interest payments and $72 million of cash taxes. Our primary uses of cash for the same period were $258 million of capital expenditures, $112 million for outstanding debt reductions and $71 million of dividends paid.

During the year ended December 31, 2021, our primary sources of cash were $1,015 million of proceeds from debt incurred under the U.S. term loans Tranche B-3, $500 million of proceeds from the issuance of our 4.375% Notes and $261 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations and a net tax refund of $19 million, partially offset by $166 million of cash interest payments. Our primary uses of cash for the same period were the repayment of $1,207 million of U.S. term loans Tranche B-1, $374 million for the Fabri-Kal acquisition, $282 million in capital expenditures, $71 million of dividends paid and repayment of the remaining $59 million aggregate principal amount of the 5.125% senior secured notes at a price of 101.281%.

Dividends

During each of the years ended December 31, 2022 and 2021, we paid cash dividends of $71 million. On March 2, 2023, our Board of Directors declared a dividend of $0.10 per share to be paid on March 24, 2023 to shareholders of record as of March 17, 2023.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of December 31, 2022, we had $4,160 million of total principal amount of borrowings. Refer to Note 10, Debt, for additional details. Of our total debt, $2,227 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement. As of December 31, 2022, the underlying one-month LIBO rate for amounts borrowed under our Credit Agreement was 4.38%. During the fourth quarter of 2022, we entered into derivative financial instruments with large institutions that fixed the LIBO rate at a weighted average rate of 4.12% for an aggregate notional amount of $1,000 million to hedge a portion of the interest rate exposure resulting from our U.S. term loans and classified the instruments as cash flow hedges. Our cash flow hedge contracts mature in October 2025.

During January and February of 2023, we repaid and repurchased an aggregate of $110 million of our U.S. term loans Tranche B-2.

Based on the one-month LIBO rate as of December 31, 2022, and including the impact of our interest rate swap agreements and the $110 million of repayments and repurchases of our U.S. term loans Tranche B-2 made in January and February of 2023, our 2023 annual cash interest obligations on our borrowings are expected to be approximately $260 million.

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

We are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were made in 2022 or will be due in 2023 for the year ended December 31, 2022.

Liquidity and working capital

Our liquidity position is summarized in the table below:

	As of December 31,
(In millions, except for current ratio)	2022	2021
Cash and cash equivalents(1)	$531	$197
Availability under revolving credit facility	200	206
	$731	$403
Working capital(2)	1,305	1,043
Current ratio	2.4	2.3
(1)
Excludes $2 million and $17 million of cash classified as held for sale as of December 31, 2022 and 2021, respectively.
(2)
Includes $6 million and $162 million of assets classified as held for sale and $3 million and $31 million of liabilities held for sale as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, we had $531 million of cash and cash equivalents on-hand, with a further $2 million of cash and cash equivalents classified within current assets held for sale. We also had $200 million available for drawing under our revolving credit facility, net of $50 million utilized in the form of letters of credit under the facility. Our next debt maturity is $217 million of Pactiv Debentures due in December 2025, excluding amortization payments related to our U.S. term loans tranche B-2 and B-3 under our Credit Agreement.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. Our primary drivers of increased liquidity for the year ended December 31, 2022 were $414 million of net operating cash flows and $358 million of proceeds from dispositions, largely Beverage Merchandising Asia and our equity interests in Naturepak Beverage. These sources of additional liquidity were partially offset by $258 million of capital expenditures and $112 million for reductions in debt during the year. We currently anticipate incurring a total of approximately $280 million in capital expenditures during 2023.

During 2022, our working capital increased $262 million, or 25%, primarily due to cash proceeds from our recent divestitures and our strategic inventory build during the year. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

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

Employee Benefit Plans—Defined Benefit Retirement Plans

We have several non-contributory defined benefit retirement plans. Our defined benefit pension obligations are concentrated in the PPPE, which, as of December 31, 2022, represented 96% of our defined benefit plan obligations. We assumed this plan in a business combination in 2010. As a result, while persons who are not current employees do not accrue benefits under this plan, the total number of beneficiaries covered by this plan is much larger than if it only provided benefits to our current and retired employees.

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

	As of December 31, 2022
	Fifty-Basis-Point
(In millions)	Increase	Decrease
Effect of change in discount rate on defined benefit obligation	$(49)	$54
Effect of change in discount rate on pension cost	—	(1)
Effect of change in expected rate of return on plan assets on pension cost	(5)	5

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

Goodwill

Our reporting units for goodwill impairment testing purposes are Foodservice, Food Merchandising and Beverage Merchandising. No instances of impairment were identified during the 2022 annual impairment review. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values, and an unexpected deterioration in financial performance may result in an impairment charge.

In our evaluation of goodwill impairment, we may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of this assessment, we consider various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting unit’s actual results compared to projected results. We may bypass the qualitative assessment for any reporting unit in any period and proceed directly with the quantitative calculation in Step 1, where we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of any reporting unit is less than its carrying value, an impairment charge would be recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist primarily of certain trademarks. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed, we use a relief from royalty computation under the income approach to estimate the fair value of our trademarks. This approach requires significant judgments in determining (i) the estimated future revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the 2022 annual impairment review in respect of the indefinite-lived intangible assets attributable to our segments. Each of our indefinite-lived intangible assets had fair values that significantly exceeded their carrying values.

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

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

We had significant debt commitments outstanding as of December 31, 2022 and 2021. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Our interest rate risk arises primarily on significant borrowings that are denominated in U.S. dollars drawn under our Credit Agreement. The Credit Agreement includes interest rate floors of 0.00% per annum on the U.S. term loans Tranche B-2 and the revolving loan and 0.50% per annum on the U.S. term loans Tranche B-3.

The underlying rate for our Credit Agreement is the one-month LIBOR, and as of December 31, 2022 the applicable rate, including the relevant margin, was 7.63% for each the U.S. term loans Tranche B-2 and Tranche B-3. As of December 31, 2021 the applicable rates, including the relevant margins, were 3.35% for the U.S. term loans Tranche B-2 and 4.00% for the U.S. term loans Tranche B-3.

During the fourth quarter of 2022, we entered into interest rate swap agreements to hedge a portion of the interest rate exposure resulting from our U.S. term loans. The agreements fixed the LIBO rate to a weighted average annual rate of 4.12% (for an annual weighted average effective interest rate of 7.37%, including margin) for an aggregate notional amount of $1,000 million, and we classified the instruments as cash flow hedges. Our cash flow hedge contracts mature in October 2025.

Based on our outstanding debt commitments as of December 31, 2022, a one-year timeframe and all other variables remaining constant, and after including the impact of the $1,000 million interest rate swap agreements, a 100 basis point increase (decrease) in interest rates would result in an $12 million increase (decrease) in our interest expense.

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

This disclosure describes our interest rate exposure under our currently-existing obligations. As noted above, our variable rate indebtedness is tied to the one-month LIBOR, which is expected to be phased out later in 2023. We cannot predict how any replacement of that benchmark would affect the analysis in this section. Refer to Risk Factors—Risks Relating to Liquidity and Indebtedness—Our credit agreement bears interest at variable interest rates based on LIBOR, which is being discontinued, and the transition to new reference rates could cause interest rates under our current or future debt agreements to fluctuate or cause other unanticipated consequences.

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

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge residual foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. We had no foreign currency derivative contracts as of December 31, 2022 and 2021.

Commodity Risk

We are exposed to commodity and other price risk principally from the purchase of resin, natural gas, electricity, raw wood, wood chips and diesel. We use various strategies to manage cost exposures on certain material purchases with the objective of obtaining more predictable costs for these commodities. From time to time, we may enter into commodity financial instruments or derivatives to hedge commodity prices related to resin (and its components), natural gas and diesel.

We enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass-through these changes to our customers or (b) fix our input costs for a period. Refer to Note 12, Financial Instruments, to the consolidated financial statements for the details of our commodity derivative contracts as of December 31, 2022 and 2021.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of December 31, 2022 and 2021, would have resulted in a change of less than $1 million in the unrealized loss recognized in the consolidated statement of income (loss), assuming all other variables remain constant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pactiv Evergreen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pactiv Evergreen Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Pension Partial Settlement Transactions

As described in Notes 2 and 13 to the consolidated financial statements, on September 20, 2022 and February 24, 2022, using Pension Plan for Pactiv Evergreen (“PPPE”) assets, the Company purchased non-participating group annuity contracts from insurance companies and transferred $656 million and $1,257 million, respectively, of the Company’s PPPE projected benefit obligations. In each instance, the respective insurance companies have assumed responsibility for pension benefits and annuity administration. These transactions have resulted in the recognition of non-cash settlement gains of $47 million and $10 million, respectively. The remeasurement of the Company’s PPPE was performed using various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases and turnover rates.

The principal considerations for our determination that performing procedures relating to the pension partial settlement transactions is a critical audit matter are (i) the significant judgment by management in determining the measurement of the pension partial settlement transactions; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accounting for and measurement of the pension partial settlement transactions, including controls over management’s actuarial methodology and the significant assumption. These procedures also included, among others (i) testing management’s process for determining the measurement of the pension partial settlement transactions; (ii) testing the non-cash settlement gains recorded; (iii) testing the completeness and accuracy of the underlying data used in the measurement of the pension partial settlement transactions; and (iv)the involvement of professionals with specialized skill and knowledge to assist in evaluating(a) the appropriateness of the actuarial methodology used by management and (b) the reasonableness of the discount rates.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 7, 2023

We have served as the Company’s auditor since 2009.

Pactiv Evergreen Inc.

Consolidated Statements of Income (Loss)

For the Years Ended December 31

(In millions, except per share amounts)

	2022	2021	2020
Net revenues	$6,220	$5,437	$4,689
Cost of sales	(5,223)	(4,863)	(3,969)
Gross profit	997	574	720
Selling, general and administrative expenses	(583)	(466)	(470)
Goodwill impairment charges	—	—	(6)
Restructuring, asset impairment and other related charges	(58)	(9)	(28)
Other income (expense), net	281	20	(33)
Operating income from continuing operations	637	119	183
Non-operating income, net	49	101	66
Interest expense, net	(218)	(191)	(371)
Income (loss) from continuing operations before tax	468	29	(122)
Income tax (expense) benefit	(149)	4	112
Net income (loss) from continuing operations	319	33	(10)
Income (loss) from discontinued operations, net of income taxes	1	(8)	(15)
Net income (loss)	320	25	(25)
Income attributable to non-controlling interests	(2)	(2)	(2)
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$318	$23	$(27)
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders:
From continuing operations:
Basic	$1.77	$0.17	$(0.08)
Diluted	$1.77	$0.17	$(0.08)
From discontinued operations:
Basic	$0.01	$(0.04)	$(0.10)
Diluted	$—	$(0.04)	$(0.10)
Total:
Basic	$1.78	$0.13	$(0.18)
Diluted	$1.77	$0.13	$(0.18)
See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31

(In millions)

	2022	2021	2020
Net income (loss)	$320	$25	$(25)
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustments	18	(18)	(8)
Defined benefit plans	(20)	268	16
Interest rate derivatives	(1)	—	—
Other comprehensive (loss) income	(3)	250	8
Comprehensive income (loss)	317	275	(17)
Comprehensive income attributable to non-controlling interests	(2)	(2)	(2)
Comprehensive income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$315	$273	$(19)

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Balance Sheets

As of December 31

(In millions, except share amounts)

	2022	2021
Assets
Cash and cash equivalents	$531	$197
Accounts receivable, net of allowances for doubtful accounts of $3 and $3	448	474
Related party receivables	46	48
Inventories	1,062	854
Other current assets	126	127
Assets held for sale	6	162
Total current assets	2,219	1,862
Property, plant and equipment, net	1,773	1,786
Operating lease right-of-use assets, net	262	278
Goodwill	1,815	1,812
Intangible assets, net	1,064	1,127
Other noncurrent assets	173	156
Total assets	$7,306	$7,021
Liabilities
Accounts payable	$388	$364
Related party payables	6	10
Current portion of long-term debt	31	30
Current portion of operating lease liabilities	65	61
Income taxes payable	6	8
Accrued and other current liabilities	415	315
Liabilities held for sale	3	31
Total current liabilities	914	819
Long-term debt	4,105	4,220
Long-term operating lease liabilities	209	229
Deferred income taxes	319	246
Long-term employee benefit obligations	60	79
Other noncurrent liabilities	146	140
Total liabilities	$5,753	$5,733
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 177,926,081 and 177,250,974 shares issued and outstanding as of December 31, 2022 and 2021, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	647	625
Accumulated other comprehensive loss	(102)	(99)
Retained earnings	1,003	758
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,548	1,284
Non-controlling interests	5	4
Total equity	1,553	1,288
Total liabilities and equity	$7,306	$7,021

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Equity

(In millions, except per share amounts)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Earnings	Interests	Equity
Balance as of December 31, 2019	134.4	$—	$103	$(518)	$2,494	$3	$2,082
Net (loss) income	—	—	—	—	(27)	2	(25)
Other comprehensive income, net of income taxes	—	—	—	8	—	—	8
Forgiveness of related party balances pre IPO	—	—	—	—	(362)	—	(362)
Distribution of Reynolds Consumer Products Inc.	—	—	(32)	(11)	13	—	(30)
Distribution of Graham Packaging Company Inc.	—	—	(28)	172	(1,312)	—	(1,168)
Issuance of common stock in connection with IPO, net of offering costs, underwriting discounts and commissions	42.8	—	569	—	—	—	569
Equity based compensation	—	—	2	—	—	—	2
Dividends declared - non-controlling interests	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074
Net income	—	—	—	—	23	2	25
Other comprehensive income, net of income taxes	—	—	—	250	—	—	250
Equity based compensation	—	—	11	—	—	—	11
Vesting of restricted stock units, net of tax withholdings	0.1	—	—	—	—	—	—
Dividends declared - common shareholders ($0.40 per share)	—	—	—	—	(71)	—	(71)
Dividends declared - non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288
Net income	—	—	—	—	318	2	320
Other comprehensive loss, net of income taxes	—	—	—	(3)	—	—	(3)
Equity based compensation	—	—	24	—	—	—	24
Vesting of restricted stock units, net of tax withholdings	0.6	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.40 per share)	—	—	—	—	(73)	—	(73)
Dividends declared - non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2022	177.9	$—	$647	$(102)	$1,003	$5	$1,553

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In millions)

	2022	2021	2020
Operating Activities:
Net income (loss)	$320	$25	$(25)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	339	344	467
Deferred income taxes	81	(27)	18
Unrealized losses (gains) on derivatives	4	7	(10)
Goodwill impairment charges	—	—	6
Asset impairment charges	56	—	18
Gain on sale of businesses and noncurrent assets	(266)	—	(10)
Non-cash portion of employee benefit obligations	(48)	(95)	(59)
Non-cash portion of operating lease expense	82	77	96
Amortization of OID and DIC	4	5	17
(Gain) loss on extinguishment of debt	(2)	2	68
Equity based compensation	24	11	2
Other non-cash items, net	16	(2)	19
Change in assets and liabilities:
Accounts receivable, net	29	(77)	33
Inventories	(246)	(8)	(64)
Other current assets	2	(2)	(2)
Accounts payable	16	50	32
Operating lease payments	(81)	(75)	(93)
Income taxes payable/receivable	(7)	41	(58)
Accrued and other current liabilities	104	(13)	(80)
Employee benefit obligation contributions	(6)	(6)	(128)
Other assets and liabilities	(7)	4	6
Net cash provided by operating activities	414	261	253
Investing Activities:
Acquisition of property, plant and equipment	(258)	(282)	(410)
Proceeds from sale of property, plant and equipment	2	1	48
Acquisition of business, net of cash acquired	(2)	(374)	—
Disposal of businesses and joint venture equity interests, net of cash disposed	358	(6)	8
Other investing activities	2	3	—
Net cash provided by (used in) investing activities	102	(658)	(354)
Financing Activities:
Long-term debt proceeds	—	1,510	7,861
Long-term debt repayments	(112)	(1,280)	(8,944)
Long-term debt issuance costs	—	(6)	(49)
Premium on redemption of long-term debt	—	(1)	(34)
Net proceeds from issuance of shares	—	—	569
Dividends paid to common shareholders	(71)	(71)	—
Cash held by Reynolds Consumer Products and Graham Packaging Company at time of distribution	—	—	(110)
Other financing activities	(10)	(5)	(4)
Net cash (used in) provided by financing activities	(193)	147	(711)
Effect of exchange rate changes on cash and cash equivalents	(4)	(4)	(14)
Increase (decrease) in cash and cash equivalents	319	(254)	(826)
Cash and cash equivalents as of beginning of the year	214	468	1,294
Cash and cash equivalents as of end of the year	$533	$214	$468
Cash and cash equivalents are comprised of:
Cash and cash equivalents	$531	$197	$458
Cash and cash equivalents classified as assets held for sale	2	17	10
Cash and cash equivalents as of end of the year	$533	$214	$468
Cash paid (received):
Interest	$223	$166	$413
Income taxes paid (refunded), net	72	(19)	(21)

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

On September 21, 2020, we completed the initial public offering (“IPO”) of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-248250).

Immediately prior to the closing of the IPO, we completed the following transactions which resulted in changes to our common stock and issued and outstanding shares:

•
On September 16, 2020, the distribution of all of our shares in Graham Packaging Company Inc. (“GPCI”) to PFL in consideration for the buy-back of 14,036,726 of our outstanding shares;
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

Unless otherwise indicated, information in these notes to the consolidated financial statements relates to our continuing operations. Certain of our operations have been presented as discontinued. We present businesses that represent components as discontinued operations when the components either meet the criteria as held for sale or are sold or distributed, and their expected or actual disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. As discussed in Note 3, Discontinued Operations, the assets, liabilities, results of operations and supplemental cash flow information of our former RCP segment, distributed in February 2020, and our former GPC segment, distributed in September 2020, are presented as discontinued operations for all years presented. Sales from our continuing operations to our discontinued operations previously eliminated in consolidation have been recast as external revenues and are included in net revenues within operating income from continuing operations. Refer to Note 18, Related Party Transactions, for additional details.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially affect our results of operations, balance sheet and cash flows. Among other effects, such changes could result in future impairments of goodwill, intangibles and long-lived assets and adjustments to reserves for employee benefits and income taxes.

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

Business Combinations

We record business combinations using the acquisition method of accounting. All of the assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires us to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on our estimates and assumptions, as well as other information, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment charges.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and primarily include trade receivables. No single customer comprised more than 10% of our consolidated net revenues in 2022, 2021 or 2020. Specific customer provisions are made when a review of outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and our historical collection experience.

Inventories

Inventories include raw materials, supplies, direct labor and manufacturing overhead associated with production and are stated at the lower of cost or net realizable value, utilizing the first-in, first-out method. In evaluating net realizable value, appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors.

Property, Plant and Equipment and Finite-Lived Intangible Assets

Property, plant and equipment are stated at historical cost less accumulated depreciation and impairment losses, if any. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 15 years and buildings and building improvements over periods ranging from 10 to 40 years. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When assets are retired or disposed, the cost and accumulated depreciation are eliminated and the resulting profit or loss is recognized in cost of sales in our results of operations.

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

Goodwill and Indefinite-Lived Intangible Assets

We test goodwill for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. For certain reporting units, we may perform a qualitative assessment to determine

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of this assessment, we consider various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting units’ actual results compared to projected results. Based on this qualitative analysis, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed. Each of the reporting units were reviewed for impairment using a qualitative assessment as of December 31, 2022. We elected to test each reporting unit qualitatively as we concluded it to be more likely than not that their estimated fair values were greater than their respective carrying values.

In years where a quantitative assessment is required, we perform a Step 1 impairment analysis to compare each reporting unit’s fair value to its carrying value. We determine estimated fair value using an income approach based on a discounted cash flow model. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.

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

We consider purchase orders, which in some cases are governed by master supply agreements, to be the contracts with a customer. Key sales terms, such as pricing and quantities ordered, are established frequently, so most customer arrangements and related sales incentives have a duration of one year or shorter. We do not incur any significant costs to obtain a contract. We generally do not have any unbilled receivables at the end of a period.

Refer to Note 21, Segment Information, for information regarding the disaggregation of revenue by products and geography.

Restructuring Costs

We incur restructuring costs when we take action to exit or significantly curtail a part of our operations or change the deployment of assets or personnel. A restructuring charge can consist of, among others, an impairment or accelerated depreciation of affected assets, severance costs associated with reductions to our workforce, costs to terminate an operating lease or contract, charges for legal obligations from which no future benefit will be derived, transition labor costs and environmental remediation costs. Such restructuring activities are recorded when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management or when termination benefits are communicated. The accrual of both severance and exit costs requires the use of estimates. Though we believe that our estimates accurately reflect the anticipated costs, actual results may differ.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Leases

We determine if an arrangement is a lease or a service contract at inception. Where an arrangement is a lease, we determine if it is an operating lease or a finance lease. Subsequently, if the arrangement is modified, we re-evaluate our classification.

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

Employee Benefit Plans

We record annual income and expense amounts relating to our defined benefit pension plans and other post-employment benefit (“OPEB”) plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trends. We review our actuarial assumptions on an annual basis, or whenever a remeasurement event occurs, and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into non-operating income, net over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisors. Refer to Note 13, Employee Benefits, for additional details.

Equity Based Compensation

Equity based compensation awarded to employees and non-employee directors is valued at fair value on the grant date and is recognized ratably over the requisite service period. For performance share units (“PSUs”), which vest based on the achievement of a company performance target during a performance period set by our Compensation Committee, we recognize compensation expense when it is probable the performance target will be achieved. Refer to Note 19, Equity Based Compensation, for additional details.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock and the effect of dilutive potential common shares outstanding during the period, calculated using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units (“RSUs”). PSUs are considered dilutive when the related performance criterion has been met.

Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. From time to time, we may enter into various derivative instruments to mitigate certain risks under our risk management policies. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. We terminate derivative instruments if the underlying asset or liability matures or is repaid, or if we determine the underlying forecasted transaction is no longer probable of occurring.

Interest Rate Derivatives

We manage interest rate risk by using interest rate derivative instruments. We enter into interest rate swaps (pay fixed, receive variable) to manage a portion of the interest rate risk associated with our variable rate borrowings. We record interest rate derivative instruments at fair value (Level 2) and on a gross basis in our consolidated balance sheets in other current or noncurrent assets or liabilities, depending on their duration. Cash flows from interest rate derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument.

For interest rate derivative instruments entered into before 2022, we did not elect to use hedge accounting. Accordingly, for such derivative instruments, any unrealized gains or losses (mark-to-market impacts) and realized gains or losses were recorded in interest expense, net in our consolidated statements of income (loss). We elected to use hedge accounting for the interest rate derivative instruments entered into during 2022. Accordingly, for such derivative instruments, the effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income (loss) and is reclassified into earnings as interest expense, net when settled.

Commodity Derivatives

We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity derivatives to manage such price risk. We record commodity derivative instruments at fair value (Level 2) and on a gross basis in our consolidated balance sheets in other current or noncurrent assets or liabilities, depending on their duration. Cash flows from commodity derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument. Historically, we have not elected to use hedge accounting for our commodity derivatives. Accordingly, any unrealized gains or losses (mark-to-market impacts) and realized gains or losses are recorded in cost of sales in our consolidated statements of income (loss).

Income Taxes

Our income tax (expense) benefit includes amounts payable or refundable for the current year, the effects of deferred taxes and impacts from uncertain tax positions. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of our assets and liabilities, tax loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those differences are expected to reverse.

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

Fair Value Measurements and Disclosures

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Certain other assets are measured at fair value on a nonrecurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Our assets and liabilities measured at fair value on a recurring basis are presented in Note 12, Financial Instruments. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts and other receivables, accounts payable, related party payables and accrued and other current liabilities approximate their carrying values due to the short-term nature of these instruments. The three-tier fair value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

Recently Adopted Accounting Guidance

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (“ASC 606”). Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. This ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. This ASU is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted, and we adopted this ASU in the fourth quarter of 2022. This ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. While the impact of this ASU is dependent on the nature of any future transactions, we currently do not expect this ASU to have a significant impact on our consolidated financial statements.

In March 2020 and December 2022, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) and ASU 2022-06, Deferral of the Sunset Date of Topic 848, respectively. These ASUs provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. These ASUs are effective upon issuance and generally can be applied through the end of calendar year 2024. During 2022, we elected to apply certain cash flow hedge accounting expedients related to assessing the probability of future LIBOR denominated cash flows and the effectiveness of the instruments hedging those cash flows. Application of these expedients simplified our assessment of the hedge accounting requirements despite the uncertainties relating to reference rate reform. We continue to evaluate our contracts and the optional expedients and exceptions provided under the new standard and may elect to apply other expedients as additional market changes occur.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 3. Discontinued Operations

2022 and 2021

We recognized income of $1 million and expense of $8 million within income (loss) from discontinued operations during the years ended December 31, 2022 and 2021, respectively, primarily related to obligations arising from the sale and purchase agreement from a previously divested business. During the year end December 31, 2022, we paid $6 million to settle a liability related to these obligations with such amount reflected as a cash outflow from operating activities within our consolidated statement of cash flows. There was no other activity related to discontinued operations for the years ended December 31, 2022 and 2021.

2020

For the year ended December 31, 2020, our discontinued operations were substantially comprised of all of our former RCP and GPC segments.

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

In August 2020, GPCI incurred $1,985 million of new external borrowings, under which only GPC entities are borrowers. We have not provided any guarantees or security in relation to GPCI’s new external borrowings. The cash proceeds of the external borrowings, net of transaction costs and original issue discount, were used to settle various intercompany balances between GPCI and us, and the remaining cash balance was distributed to us.

On September 16, 2020, we distributed GPCI and all of the operations comprising our former GPC segment to our shareholder, PFL. The distribution was effected in a tax-free manner. The distribution occurred prior to and in preparation for our IPO, which was completed on September 21, 2020. To effect the distribution of GPCI, we bought back 14,036,726 of our shares from PFL, in consideration of us transferring all of our shares in GPCI to PFL. Upon the distribution of GPCI to PFL, we determined that our former GPC segment met the criteria to be classified as a discontinued operation and, as a result, its historical financial results have been reflected in our consolidated financial statements as a discontinued operation.

We did not allocate any general corporate overhead to either of these discontinued operations. The following is a summary of the RCP and GPC assets and liabilities distributed on February 4, 2020 and September 16, 2020, respectively:

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Loss from discontinued operations, which includes the results of GPC through September 16, 2020 and the results of RCP through February 4, 2020, was as follows:

For the Year Ended December 31, 2020
Net revenues	$1,510
Cost of sales	(1,234)
Gross profit	276
Selling, general and administrative expenses	(179)
Restructuring, asset impairment and other related charges	(13)
Interest expense, net(1)	(54)
Other expense, net	(3)
Income before income taxes from discontinued operations	27
Income tax expense	(56)
Net loss from discontinued operations, before gain on disposal	(29)
Gain on disposal, net of income taxes	14
Net loss from discontinued operations	$(15)
(1)
Includes interest expense and amortization of deferred transaction costs related to debt repaid in conjunction with the distribution of RCP, as well as interest and transaction costs related to debt incurred by GPCI in August 2020; also includes a $5 million loss on extinguishment of debt from the repayment of corporate debt on February 4, 2020.

The loss from discontinued operations included depreciation and amortization expenses of $178 million. The restructuring, asset impairment and other related charges arose from the ongoing rationalization of GPC’s manufacturing footprint.

We have no significant continuing involvement in relation to GPC. Subsequent to February 4, 2020, we continue to trade with RCP in the ordinary course of business. These transactions arise under agreements that expire on December 31, 2024. Refer to Note 18, Related Party Transactions, for additional details.

Cash flows from discontinued operations were as follows:

For the Year Ended December 31, 2020
Net cash provided by operating activities	$175
Net cash used in investing activities	(122)
Net cash provided by financing activities	2,441
Net cash flow from discontinued operations	$2,494

During the year ended December 31, 2020, we received $8 million of additional cash sale proceeds in respect of the finalization of post-closing adjustments related to the 2019 sale of our North American and Japanese Closures businesses, which qualified as a discontinued operation.

Note 4. Acquisitions and Dispositions

Acquisitions

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal LLC, Monarch Mill Pond LLC and Pure Pulp Products LLC (collectively, “Fabri-Kal”) for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million, in total, which was paid during the year ended December 31, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include food containers and drinkware (cold cups and lids) for the institutional foodservice and consumer packaged goods markets. The acquisition includes four manufacturing facilities in the U.S. The acquisition broadened our portfolio of sustainable packaging products and expanded our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

The Fabri-Kal acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our consolidated financial statements from the date of acquisition. Included in our consolidated statements of income (loss) are Fabri-Kal’s net revenues of $106 million and a loss before income taxes of $13 million from the date of acquisition through December 31, 2021.

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

We allocated finite-lived intangible assets acquired to the Foodservice segment which included $56 million of customer relationships with an estimated life of eight years and $34 million of trademarks with an estimated life of ten years. We increased the cost of acquired inventories by $12 million, all of which was expensed as a component of cost of sales during the year ended December 31, 2021. We allocated $69 million of goodwill to the Foodservice segment, of which $41 million is expected to be tax deductible. Goodwill arises principally as a result of expansion opportunities provided by Fabri-Kal’s manufacturing capacity to better serve our customers, in addition to plant operational synergies. The purchase price allocation in the table above is based on our final valuation analysis and reflects measurement period adjustments we recorded during the year ended December 31, 2022 which increased goodwill by $3 million. These adjustments related to reductions in inventories, property, plant and equipment and accrued and other current liabilities, and the related deferred tax effects. None of these adjustments were individually significant.

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

	For the Years Ended December 31,
(Unaudited)	2021	2020
Pro forma net revenues from continuing operations	$5,725	$5,001
Pro forma income (loss) from continuing operations before income taxes	55	(134)

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

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell Beverage Merchandising Asia. The transaction closed on August 2, 2022, and we received preliminary proceeds of $336 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. We recognized a preliminary gain on sale of $239 million during the year ended December 31, 2022, which was reflected in other income, net.

The carrying amounts of the major classes of Beverage Merchandising Asia’s assets and liabilities as of December 31, 2021 comprised the following:

As of December 31, 2021
Cash and cash equivalents	$17
Current assets	53
Noncurrent assets	69
Total current assets held for sale	$139
Current liabilities	$28
Noncurrent liabilities	3
Total current liabilities held for sale	$31

Income from operations before income taxes for Beverage Merchandising Asia for the years ended December 31, 2022, 2021 and 2020 were $13 million, $22 million and $24 million, respectively.

Closures Businesses

During 2020, we entered into an agreement to sell the South American closures businesses included in the Other operating segment. As a result, we recognized a charge to earnings of $12 million within restructuring, asset impairment and other related charges for the year ended December 31, 2020. On March 31, 2021, we completed the sale of the remaining South American closures businesses for an immaterial amount and recognized a partial reversal of the initial impairment charge of $2 million during the year ended December 31, 2021 which was reflected in restructuring, asset impairment and other related charges. This partial reversal was driven by a change in the carrying value of the assets held for sale as of the disposal date. Subsequent to the disposal date, we recognized an impairment charge of $2 million related to the finalization of the sale, which was recognized in restructuring, asset impairment and other related charges. The operations of the South American closures businesses did not meet the criteria to be presented as discontinued operations. The South American closures businesses’ income from operations before income taxes for the years ended December 31, 2021 and 2020 was immaterial.

During the third quarter of 2022, we committed to a plan to sell our remaining closures businesses included in the Other operating segment. As a result, we classified the assets and liabilities of these businesses as held for sale and recognized an impairment charge of $56 million within restructuring, asset impairment and other related charges during the year ended December 31, 2022 to reduce the carrying value of the disposal group to its fair value less costs to sell. This impairment charge includes $26 million of cumulative currency translation adjustment losses. We completed the sale of a substantial portion of these businesses on October 31, 2022, and the remaining operations in the first quarter of 2023, each for an immaterial amount. The carrying amounts of the closures businesses’ assets and liabilities held for sale as of December 31, 2022 were $6 million and $3 million, respectively. The operations of the remaining closures businesses did not meet the criteria to be presented as discontinued operations. The remaining closures businesses’ income from operations before income taxes for the years ended December 31, 2022, 2021 and 2020 was immaterial.

Naturepak Beverage

On October 12, 2021, we entered into a definitive agreement for the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. (“Naturepak Beverage”), our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. As a result, we reclassified the carrying value of our interests in Naturepak Beverage to assets held for sale as of December 31, 2021. The transaction closed on March 29, 2022, and we received preliminary proceeds of $47 million, which are subject to adjustments for cash, indebtedness and working capital as of the date of completion. The transaction resulted in a preliminary gain on the sale of our equity interests of $27 million during the year ended December 31, 2022 which was reflected in other income, net. Our interests in Naturepak Beverage did

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

not meet the criteria to be presented as discontinued operations. The income from operations before income taxes from our equity interests in Naturepak Beverage for the years ended December 31, 2022, 2021 and 2020 was immaterial.
Note 5. Restructuring, Asset Impairment and Other Related Charges

Restructuring, asset impairment and other related charges consisted of the following:

	Goodwill Impairment	Asset Impairment	Employee Terminations	Other Related Charges	Total
For the Year Ended December 31, 2022
Beverage Merchandising	$—	$—	$1	$1	$2
Other	—	56	—	—	56
Total	$—	$56	$1	$1	$58

For the Year Ended December 31, 2021
Beverage Merchandising	$—	$—	$3	$6	$9
Total	$—	$—	$3	$6	$9

For the Year Ended December 31, 2020
Foodservice	$—	$1	$1	$1	$3
Food Merchandising	—	1	—	—	1
Beverage Merchandising	—	—	1	—	1
Other	6	14	9	—	29
Total	$6	$16	$11	$1	$34

For the year ended December 31, 2022, we recorded a non-cash impairment charge of $56 million related to our remaining closures businesses, which is reported within the Other operating segment. Accordingly, the carrying value of the remaining closures businesses was reduced to fair value. The impairment arose as a result of our decision to sell the remaining closures businesses. In addition, we closed our El Salvador operations in the Beverage Merchandising segment. As a result, we recognized $1 million for contractual termination benefits.

On July 28, 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill. On October 31, 2021, we ceased manufacturing coated groundwood paper. As a result of the closure, we incurred a charge of $3 million for contractual termination benefits, accelerated plant and equipment depreciation expense of $24 million and $6 million of other restructuring charges during the year ended December 31, 2021. We also recognized $1 million for disassembly costs in the year ended December 31, 2022.

For the year ended December 31, 2020, we recorded non-cash impairment charges of $22 million, primarily comprised of $6 million related to goodwill and a $16 million asset impairment charge, both primarily related to our closures businesses, which are reported within Other. Following these impairments, goodwill was fully impaired and the carrying value of the South American closures businesses was reduced to fair value. Refer to Note 4, Acquisitions and Dispositions, for additional details regarding the sale of the South American closures businesses. The impairments arose primarily as a result of the strategic decision to sell the South American closure businesses in addition to the negative impact from current market conditions and outlook for the operations of the remaining closures businesses. The estimated recoverable amounts, or fair value, were determined based on a capitalization of earnings methodology, using Adjusted EBITDA expected to be generated multiplied by an earnings multiple. The key assumptions in developing Adjusted EBITDA include management’s assessment of future trends in the industry and are based on both external and internal sources. The forecasted 2021 Adjusted EBITDA for the remaining closures operations was prepared using certain key assumptions including selling prices, sales volumes and costs of raw materials. Earnings multiples reflect recent sale and purchase transactions and comparable company trading multiples in the same industry. These estimates represent a Level 3 measurement in the fair value hierarchy, which includes inputs that are not based on observable market data.

For the year ended December 31, 2020, we recorded $11 million in employee termination costs. These charges primarily represent employee termination related to corporate restructuring actions taken after our IPO.

During the first quarter of 2023, we announced a plan to take significant restructuring actions related to our Beverage Merchandising operations. Refer to Note 22, Subsequent Events, for additional details.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 6. Inventories

The components of inventories consisted of the following:

	As of December 31,
	2022	2021
Raw materials	$260	$226
Work in progress	101	102
Finished goods	596	427
Spare parts	105	99
Inventories	$1,062	$854

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Land and land improvements	$72	$72
Buildings and building improvements	661	638
Machinery and equipment	3,485	3,383
Construction in progress	189	170
Property, plant and equipment, at cost	4,407	4,263
Less: accumulated depreciation	(2,634)	(2,477)
Property, plant and equipment, net	$1,773	$1,786

Depreciation expense was recognized in the following components in the consolidated statements of income (loss):

	For the Years Ended December 31,
	2022	2021	2020
Cost of sales	$254	$265	$213
Selling, general and administrative expenses	24	24	22
Total depreciation expense	$278	$289	$235

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 8. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Other(1)	Total
Balance as of December 31, 2020	$924	$770	$66	$—	$1,760
Acquisitions	66	—	—	—	66
Reclassified to assets held for sale	—	—	(14)	—	(14)
Balance as of December 31, 2021	$990	$770	$52	$—	$1,812
Measurement period adjustments	3	—	—	—	3
Balance as of December 31, 2022	$993	$770	$52	$—	$1,815
Accumulated impairment losses
Balance as of December 31, 2021	$—	$—	$—	$15	$15
Balance as of December 31, 2022	$—	$—	$—	$—	$—
(1)
For the year ended December 31, 2022, we reduced the gross carrying amount of goodwill and accumulated impairment losses by $15 million as a result of the sale of our remaining closures businesses within the Other operating segment. Refer to Note 4, Acquisitions and Dispositions, for additional details.

In analyzing the results of operations and business conditions of our reporting units as of December 31, 2022, we elected to perform qualitative impairment analyses for all of our reporting units and no instances of impairment were identified.

Intangible assets, net consisted of the following:

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,060	$(639)	$421	$1,075	$(594)	$481
Trademarks	42	(12)	30	42	(9)	33
Other	7	(7)	—	12	(12)	—
Total finite-lived intangible assets	$1,109	$(658)	$451	$1,129	$(615)	$514
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,722	$(658)	$1,064	$1,742	$(615)	$1,127

In analyzing our indefinite-lived intangible assets as of December 31, 2022, we elected to perform qualitative impairment analyses for all of our indefinite-lived intangible assets and no instances of impairment were identified.

Amortization expense for intangible assets was $61 million, $55 million and $54 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was recognized in selling, general and administrative expenses.

For the next five years, we estimate annual amortization expense as follows:

2023	$60
2024	60
2025	58
2026	57
2027	57
Total	$292

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2022	2021
Personnel costs	$160	$86
Rebates and credits	108	87
Interest	17	19
Other(1)	130	123
Accrued and other current liabilities	$415	$315
(1)
Other includes items such as freight, utilities and other non-income related taxes.

Note 10. Debt

Debt consisted of the following:

	As of December 31,
	2022	2021
Credit Agreement	$2,227	$2,250
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	217	276
8.375% Debentures due 2027	167	200
Other	49	53
Total principal amount of borrowings	4,160	4,279
Deferred financing transaction costs (“DIC”)	(14)	(17)
Original issue discounts, net of premiums (“OID”)	(10)	(12)
	4,136	4,250
Less: current portion	(31)	(30)
Long-term debt	$4,105	$4,220

We were in compliance with all debt covenants during the years ended December 31, 2022 and 2021.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

	Maturity Date	Value Drawn or Utilized as of December 31, 2022	Applicable Interest Rate as of December 31, 2022
Term Tranches:
U.S. term loans Tranche B-2	February 5, 2026	$1,225	LIBOR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$1,002	LIBOR (floor of 0.500%) + 3.250%
Revolving Tranche(1):
U.S. Revolving Loans	August 5, 2024	$50	—
(1)
The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

On September 24, 2021, we incurred $1,015 million of term loans (“U.S. term loans Tranche B-3”) maturing on September 24, 2028. The contractual interest rate is the LIBO rate (with a floor of 0.500%) plus a margin of 3.500%, which is reduced to 3.250% if a specified senior secured first lien leverage ratio is met as determined in accordance with the Credit Agreement. A portion of the net proceeds from the U.S. term loans Tranche B-3, along with the net proceeds from the 4.375% Notes, was used to repay in full the $1,207 million of existing U.S. term loans Tranche B-1 maturing in February 2023, including accrued interest. The balance of the net proceeds from the U.S. term loans Tranche B-3 was used to partially fund the acquisition of Fabri-Kal.

The weighted average contractual interest rates related to our U.S. term loans Tranche B-3 for the years ended December 31, 2022 and 2021 were 5.23% and 4.00%, respectively. The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 for the years ended December 31, 2022, 2021 and 2020 were 4.93%, 3.35% and 3.40%, respectively. Including the impact of interest

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

rate swap agreements, which were entered into in November and December 2022, the weighted average rate on our U.S. term loans was 5.07% for the year ended December 31, 2022. The weighted average contractual interest rates related to our U.S. term loans Tranche B-1 for the years ended December 31, 2021 and 2020 were 2.86% and 3.62%, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates. Refer to Note 12, Financial Instruments, for additional details regarding the interest rate swap agreements.

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement to the extent permitted by law. The borrowers and the guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the holders of the Notes.

Indebtedness under the Credit Agreement may be voluntarily repaid, in whole or in part, and must be mandatorily repaid in certain circumstances. We are required to make quarterly amortization payments of 0.25% of the principal amount of U.S. term loans. Additionally, we are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due in 2022 or are due in 2023 for the year ended December 31, 2022.

The Credit Agreement contains customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the Credit Agreement.

During January and February of 2023, we repaid and repurchased an aggregate of $110 million of our U.S. term loans Tranche B-2.

Notes

Outstanding Notes, as of December 31, 2022, are summarized below:

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

Pactiv Debentures

As of December 31, 2022, we had outstanding the following debentures (together, the “Pactiv Debentures”):

	Maturity Date	Interest Payment Dates
7.950% Debentures due 2025	December 15, 2025	June 15 and December 15
8.375% Debentures due 2027	April 15, 2027	April 15 and October 15

In December 2022, we commenced and settled cash tender offers to purchase up to the maximum purchase price of $276 million and $200 million, including principal but excluding accrued and unpaid interest, at a price of 97.000% of our 7.950% Debentures due 2025 and our 8.375% Debentures due 2027, respectively (collectively, the “Tender Offers”). The aggregate principal amount of our 7.950% Debentures due 2025 and our 8.375% Debentures due 2027 validly tendered, accepted and settled was $92 million. Related to the Tender

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Offers, we recognized a gain on extinguishment of debt of $2 million within interest expense, net in respect of the tender price, net of the write-off of an insignificant amount of unamortized OID.

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

Other Borrowings

Other borrowings represent finance lease obligations of $49 million and $53 million as of December 31, 2022 and 2021, respectively.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of December 31, 2022:

2023	$31
2024	30
2025	245
2026	1,203
2027	1,183
Thereafter	1,468
Total principal amount of borrowings	$4,160

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of December 31, 2022 and 2021 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$2,217	$2,206	$2,239	$2,243
Notes:
4.000% Senior Secured Notes due 2027	993	890	991	975
4.375% Senior Secured Notes due 2028	496	447	495	497
Pactiv Debentures:
7.950% Debentures due 2025	215	210	273	305
8.375% Debentures due 2027	166	162	199	222
Other	49	49	53	53
Total	$4,136	$3,964	$4,250	$4,295

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Interest Expense, Net

Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
Interest expense:
Securitization Facility(1)	$—	$—	$6
Credit Agreement	115	79	107
Notes	62	46	138
Pactiv Debentures	38	39	39
Interest income, related party(2)	—	—	(9)
Interest income, other	(6)	(2)	(6)
Amortization:
DIC	2	3	12
OID	2	2	3
Derivative losses	—	—	15
Net foreign currency exchange losses (gains)	2	1	(2)
(Gain) loss on extinguishment of debt:
Redemption (discounts) premiums	(3)	1	34
Write-off of unamortized DIC and OID	1	1	29
Other(3)	5	21	5
Interest expense, net(4)	$218	$191	$371
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

Note 11. Leases

We lease certain buildings, plant and equipment. Our leases have reasonably assured remaining lease terms of up to 20 years. Certain leases include options to renew for up to 20 years. As of December 31, 2022, there were no material lease transactions that we have entered into but had not yet commenced.

Operating lease costs consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
Operating lease costs	$82	$77	$72
Variable lease costs	5	4	3
Short-term lease costs	14	15	13
Total operating lease costs	$101	$96	$88

Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2022 were as follows:

2023	$79
2024	65
2025	54
2026	45
2027 and thereafter	75
Total undiscounted lease payments	318
Less: amounts representing interest	(44)
Present value of lease obligations	$274

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The weighted average remaining lease term and discount rate for operating leases were as follows:

	As of December 31,
	2022	2021
Weighted average remaining lease term	5.2 years	5.6 years
Weighted average discount rate	5.92%	5.60%

During the years ended December 31, 2022, 2021 and 2020, new operating leases resulted in the recognition of ROU assets and corresponding lease liabilities of $52 million, $48 million and $126 million, respectively. Cash flows from operating activities included $81 million, $75 million and $67 million of payments for operating lease liabilities for the years ended December 31, 2022, 2021 and 2020, respectively.

In October 2020, we completed a sale-leaseback transaction related to our corporate office building resulting in a $3 million gain on a sale of assets which was recorded within other income (expense), net for the year ended December 31, 2020.

Note 12. Financial Instruments

We had the following derivative instruments recorded at fair value in our consolidated balance sheets:

	As of December 31,
	2022		2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$—	$(5)	$1	$(1)
Interest rate derivatives	8	(9)	—	—
Total fair value	$8	$(14)	$1	$(1)
Classification:
Other current assets	$7	$—	$1	$—
Other noncurrent assets	1	—	—	—
Accrued and other current liabilities	—	(3)	—	(1)
Other noncurrent liabilities	—	(11)	—	—
Total fair value	$8	$(14)	$1	$(1)

Our derivatives are comprised of commodity and interest rate swaps. All derivatives represent Level 2 financial assets and liabilities. Our derivatives are valued using an income approach based on the observable market index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices and interest rates. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the fourth quarter of 2022, we entered into derivative financial instruments with several large financial institutions which swapped the LIBO rate for a weighted average fixed rate of 4.120% for an aggregate notional amount of $1,000 million to hedge a portion of the interest rate exposure resulting from our U.S. term loans. These instruments are classified as cash flow hedges and mature in October 2025.

During the years ended December 31, 2022, 2021 and 2020, we recognized unrealized losses of $4 million and $7 million and an unrealized gain of $10 million, respectively, in cost of sales, for our commodity swap contracts. During the year ended December 31, 2022, we recognized an unrealized loss of $1 million within other comprehensive income (loss) for our interest rate derivatives.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The following table provides the detail of outstanding commodity derivative contracts as of December 31, 2022:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Natural gas swaps	million BTU	4,904,000	$4.63 - $7.01	Feb 2023 - Dec 2025
Benzene swaps	U.S. liquid gallon	1,108,964	$3.17 - $4.82	Jan 2023 - Jun 2023

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

Our largest pension plan is the PPPE. The PPPE was created on December 31, 2022 as a result of the merger of the Pactiv Evergreen Pension Plan, which was assumed in a 2010 acquisition, and a pension plan acquired as a result of the Fabri-Kal acquisition. This plan covers certain of our employees. It also covers former employees and employees of employers formerly related to the entity that we acquired in 2010. As a result, while persons who were not our employees do not accrue benefits under the plan, the total number of individuals/beneficiaries covered by this plan is much larger than it would be if only our current and former employees were eligible to participate. The PPPE comprises 96% and 98% of the present value of pension plan obligations and 98% and 99% of the fair value of plan assets as of December 31, 2022 and 2021, respectively. Accordingly, we have provided aggregated disclosures in respect of our plans on the basis that the plans are not exposed to materially different risks.

We generally fund our retirement plans equal to the annual minimum funding requirements specified by government regulations covering each plan. We did not contribute to the PPPE during the year ended December 31, 2022, and we contributed $3 million to all other plans. Contributions to the PPPE during the year ending December 31, 2023 are expected to be less than $1 million. Contributions during the year ending December 31, 2023 for all other defined benefit pension plans are estimated to be $3 million. Contributions during the year ending December 31, 2023 for OPEB plans are estimated to be $3 million. Future contributions will be dependent on future plan asset returns and interest rates and are highly sensitive to changes.

Pension Partial Settlement Transactions

On September 20, 2022, February 24, 2022 and July 21, 2021, using PPPE assets, we purchased non-participating group annuity contracts from insurance companies and transferred $656 million, $1,257 million and $959 million, respectively, of the PPPE’s projected benefit obligations. In each instance, the respective insurance companies have assumed responsibility for pension benefits and annuity administration. These transactions have resulted in the recognition of non-cash settlement gains of $47 million, $10 million and $22 million, respectively.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Obligations, Assets and Funded Status

The following table sets forth changes in benefit obligations and the fair value of plan assets for our defined benefit pension and OPEB plans:

	Pension Benefits		OPEB
	As of December 31,
	2022	2021	2022	2021
Change in benefit obligations:
Projected benefit obligations as of January 1	$3,418	$4,664	$49	$53
Service cost	1	6	—	—
Interest cost	65	101	1	1
Benefits paid	(151)	(278)	(2)	(2)
Settlements	(1,889)	(942)	—	—
Divestitures	(5)	—	—	—
Acquisition	—	29	—	—
Actuarial gains(1)	(485)	(162)	(10)	(3)
Foreign currency exchange	(2)	—	—	—
Projected benefit obligation as of December 31	$952	$3,418	$38	$49
Change in plan assets:
Fair value of plan assets as of January 1	$3,391	$4,191	$—	$—
Actual return on plan assets	(407)	393	—	—
Employer contributions	3	4	2	2
Benefits paid	(151)	(278)	(2)	(2)
Settlements	(1,889)	(942)	—	—
Divestitures	(5)	—	—	—
Acquisition	—	23	—	—
Foreign currency exchange	(1)	—	—	—
Fair value of plan assets as of December 31	$941	$3,391	$—	$—
Funded status as of December 31	$(11)	$(27)	$(38)	$(49)
(1)
The actuarial gains for the years ended December 31, 2022 and 2021 were primarily due to changes in the discount rate assumption utilized in measuring plan obligations.

Our defined benefit pension and OPEB obligations were included in our consolidated balance sheets as follows:

	Pension Benefits		OPEB
	As of December 31,
	2022	2021	2022	2021
Other noncurrent assets	$17	$9	$—	$—
Accrued and other current liabilities	(3)	(3)	(3)	(3)
Liabilities held for sale	(1)	(1)	—	—
Long-term employee benefit obligations	(24)	(32)	(35)	(46)
	$(11)	$(27)	$(38)	$(49)

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Portions of our defined benefit pension and OPEB obligations have been recorded in accumulated other comprehensive loss (“AOCL”) as follows:

	Pension Benefits		OPEB
	As of December 31,
	2022	2021	2022	2021
Net actuarial gains	$(103)	$(138)	$(16)	$(7)
Deferred income tax expense	26	34	5	3
	$(77)	$(104)	$(11)	$(4)

The funded status of our defined benefit pension and OPEB plans with accumulated benefit obligation in excess of plan assets was as follows:

	Pension Benefits		OPEB
	As of December 31,
	2022	2021	2022	2021
Plan assets	$11	$23	$—	$—
Projected benefit obligation	39	59	38	49
Accumulated benefit obligation	39	58	38	49
Under Funded Status
Projected benefit obligation	$(28)	$(36)	$(38)	$(49)
Accumulated benefit obligation	(28)	(35)	(38)	(49)

Net periodic defined benefit pension and OPEB (income) costs consisted of the following:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Service cost	$1	$6	$6	$—	$—	$—
Interest cost	65	101	138	1	1	2
Expected return on plan assets(1)	(58)	(181)	(207)	—	—	—
Amortization of actuarial losses (gains)(2)	1	—	1	(1)	—	—
Ongoing net periodic benefit cost (income)	9	(74)	(62)	—	1	2
Income due to settlements(3)	(57)	(22)	—	—	—	—
Total net periodic benefit (income) cost	$(48)	$(96)	$(62)	$—	$1	$2
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
(3)
Income due to settlements resulted from the PPPE’s partial settlement transactions in 2022 and 2021.

Net periodic defined benefit (income) cost for pension benefits and OPEB costs was recognized in our consolidated statements of income (loss) as follows:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Cost of sales	$1	$6	$6	$—	$—	$—
Non-operating (income) expense, net	(49)	(102)	(68)	—	1	2
Total net periodic benefit (income) cost	$(48)	$(96)	$(62)	$—	$1	$2

Amounts recognized in other comprehensive (loss) income in relation to our continuing operations were as follows:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Net actuarial (gains) losses arising during the year(1)(2)	$(20)	$(375)	$(22)	$(10)	$(2)	$2
Recognized net actuarial gains (losses)(3)	55	22	(1)	1	—	—
Deferred income tax (benefit) expense	(8)	86	6	2	1	(1)
Total recognized in other comprehensive loss (income), net of tax	$27	$(267)	$(17)	$(7)	$(1)	$1

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(1)
Net of AOCL reclassified upon sale of business. Refer to Note 16, Accumulated Other Comprehensive Loss, for additional details.
(2)
The net actuarial gains of $20 million on our pension plans during the year ended December 31, 2022 were primarily attributable to an increase in the discount rate, partially offset by asset returns. The net actuarial gains of $375 million on our pension plans during the year ended December 31, 2021 were primarily attributable to asset returns and an increase in the discount rate. The net actuarial gains of $22 million on our pension plans during the year ended December 31, 2020 were primarily attributable to asset returns, partially offset by a decrease in the discount rate.
(3)
Comprises income due to settlements in 2022 and 2021 and amortization of actuarial gains (losses).

We used the following weighted average assumptions to determine our PPPE defined benefit pension and OPEB obligations:

	PPPE		OPEB
	As of December 31,
	2022	2021	2022	2021
Discount rate	5.22%	2.81%	5.15%	2.81%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

We used the following weighted average assumptions to determine our PPPE net defined benefit pension and OPEB costs:

	PPPE			OPEB
	For the Years Ended December 31,
	2022(1)	2021(1)	2020	2022	2021	2020
Discount rate	2.81%	2.40%	3.17%	2.81%	2.45%	3.22%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	3.27%	5.07%	5.54%	N/A	N/A	N/A
Healthcare cost trend rate	N/A	N/A	N/A	6.70%	6.90%	7.20%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend	N/A	N/A	N/A	2029	2029	2029
(1)
As discussed in the Partial Pension Settlement Transactions section above, we performed interim remeasurements of the PPPE’s projected benefit obligations and plan assets in July 2021, February 2022 and September 2022. After each interim remeasurement, the assumptions utilized in our PPPE net defined benefit pension costs were updated. While the rate of compensation increase remained at 3.00% after each remeasurement, the discount rate and the expected long-term rate of return on plan assets were updated. The discount rate utilized was 2.64%, 3.50% and 5.00% and the expected long-term rate of return on plan assets utilized was 4.50%, 3.10% and 4.00% after the July 2021, February 2022 and September 2022 interim remeasurements, respectively.

The discount rate used reflects the expected future cash flows based on plan provisions and participant data as of the beginning of the plan year. The expected future cash flows for the PPPE are discounted by the Aon Hewitt above median yield curve for the years ended December 31, 2022, 2021 and 2020. The yield curve is a hypothetical AA yield curve comprised of a series of annualized individual discount rates. The expected long-term return on PPPE assets was developed as a weighted average rate based on the target asset allocation of the plan and long-term capital market assumptions. The overall return for each asset class was developed by combining a long-term inflation component and the associated real rates. The development of the capital market assumptions utilized a variety of methodologies, including, but not limited to, historical analysis, expected economic growth outlook and market yield analysis.

Our estimated future benefit payments for our defined benefit pension and OPEB plans as of December 31, 2022 were as follows:

	Pension Benefits	OPEB
2023	$51	$3
2024	55	3
2025	58	3
2026	62	3
2027	65	3
2028-2032	322	14

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The target asset allocation for the PPPE for 2023 and forward is approximately 95% fixed income and 5% return-seeking assets, primarily property investments. The following table presents summarized details of plan assets and the fair value hierarchy of these assets.

	As of December 31,
	2022	2021
Equity securities - Level 1	$2	$282
Bond ETFs - Level 1	34	—
Corporate bonds - Level 2	821	2,948
Property - Net Asset Value(1)	57	66
Other - Net Asset Value(1)	27	95
Total pension plan assets	$941	$3,391
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

Defined Contribution Plans

We sponsor various defined contribution plans. Our expense relating to defined contribution plans was $35 million, $33 million and $35 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Multi-employer Plans—Withdrawal Liabilities

As of December 31, 2022 and 2021, we recognized a liability of $42 million and $44 million, respectively, in respect of our future obligations arising from the withdrawal from multi-employer pension plans which is included in other noncurrent liabilities. We expect to make payments of approximately $5 million annually over the next 13 years in respect of these obligations.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 14. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
Gain on sale of businesses and noncurrent assets	$266	$—	$1
Gain on legal settlement(1)	15	—	—
Foreign exchange losses on cash(2)	(3)	(2)	(15)
Transition service agreement income(3)	1	11	21
Related party management fee(4)	—	—	(49)
Other	2	11	9
Other income (expense), net	$281	$20	$(33)
(1)
Reflects a gain, net of costs, arising from the settlement of a historical legal action.
(2)
Primarily arose from holding U.S. dollars in non-U.S. dollar functional currency entities.
(3)
The transition services agreement income is primarily attributable to services provided to our former segments, RCPI and GPCI, and our former closures businesses. Refer to Note 18, Related Party Transactions, for additional details.
(4)
Refer to Note 18, Related Party Transactions, for additional details.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 16. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of AOCL:

	For the Years Ended December 31,
	2022	2021	2020
Currency translation adjustments:
Balance as of beginning of year	$(207)	$(189)	$(354)
Currency translation adjustments	(8)	(7)	(9)
Amounts reclassified from AOCL(1)	26	(11)	1
Other comprehensive income (loss)	18	(18)	(8)
Distributions of RCPI and GPCI	—	—	173
Balance as of end of year	$(189)	$(207)	$(189)
Defined benefit plans:
Plans associated with continuing operations
Balance as of beginning of year	$108	$(160)	$(176)
Net actuarial gain arising during year	30	377	20
Deferred tax expense on net actuarial gain	(7)	(92)	(5)
Gains reclassified from AOCL:
Amortization of experience loss	—	—	1
Defined benefit plan settlement gains	(57)	(22)	—
Reclassification upon sale of business(2)	1	—	—
Deferred tax expense on reclassifications(3)	13	5	—
Other comprehensive (loss) income	(20)	268	16
Balance as of end of year	$88	$108	$(160)
Plans held for sale or distribution
Balance as of beginning of year	$—	$—	$12
Distributions of RCPI and GPCI	—	—	(12)
Balance as of end of year	$—	$—	$—
Interest rate derivatives:
Balance as of beginning of year	$—	$—	$—
Net derivative loss	(1)	—	—
Other comprehensive loss	(1)	—	—
Balance as of end of year	$(1)	$—	$—
AOCL
Balance as of beginning of year	$(99)	$(349)	$(518)
Other comprehensive (loss) income	(3)	250	8
Distributions of RCPI and GPCI	—	—	161
Balance as of end of year	$(102)	$(99)	$(349)
(1)
The reclassification of currency translation adjustment amounts to earnings relates to the sales of various components of our remaining closures businesses during 2022 and 2021. Refer to Note 4, Acquisition and Dispositions, for additional details.
(2)
Reclassifications upon sale of businesses within continuing operations are recorded in other income (expense), net.
(3)
Taxes reclassified to income are recorded in income tax (expense) benefit.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 17. Income Taxes

The components of income (loss) from continuing operations before income tax were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations before income taxes:
United States	$385	$(41)	$(119)
Foreign	83	70	(3)
Total income (loss) from continuing operations before income taxes	$468	$29	$(122)

Significant components of income tax (expense) benefit from continuing operations were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$(28)	$1	$132
State and Local	(16)	(3)	4
Foreign	(24)	(21)	(17)
Total current income tax (expense) benefit	(68)	(23)	119
Deferred:
U.S. Federal	(82)	40	(6)
State and Local	(3)	(17)	(1)
Foreign	4	4	—
Total deferred income tax (expense) benefit	(81)	27	(7)
Total income tax (expense) benefit	$(149)	$4	$112

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to our income tax (expense) benefit was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Income tax (expense) benefit using the U.S. federal statutory income tax rate of 21%	$(98)	$(6)	$26
State and local taxes	(10)	—	5
Effect of tax rates in foreign jurisdictions	(6)	(4)	—
Non-deductible expenses	(1)	(1)	(5)
Non-deductible executive compensation	(3)	(3)	(2)
Tax exempt income and income at a reduced tax rate	1	3	—
Withholding taxes	(4)	(4)	(4)
Withholding taxes from sale of businesses	(23)	—	—
Tax rate modifications	(1)	1	—
Change in valuation allowance	(5)	15	61
Tax on unremitted earnings	(4)	10	(1)
Gain on sale of businesses	(8)	—	—
Change in uncertain tax positions	(1)	(1)	(8)
Over (under) provided in prior periods	(1)	(6)	(10)
Foreign tax credit	13	—	8
Other tax credits	2	2	2
Non-deductible management fees	—	—	(16)
Non-deductible transaction costs	—	—	(2)
CARES Act net operating loss carryback	—	—	61
Other	—	(2)	(3)
Total income tax (expense) benefit	$(149)	$4	$112

During the year ended December 31, 2022, our effective tax rate varied from the U.S. federal statutory income tax rate primarily as a result of the impacts from the sale of businesses and the mix of book income and losses taxed at varying rates among the jurisdictions in which we operate. The tax impacts from the sale of businesses included withholding taxes and U.S. tax on capital gains partially offset by foreign tax credit.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

During the year ended December 31, 2021, our effective tax rate varied from the U.S. federal statutory income tax rate primarily as a result of the reduction in our valuation allowance and a reduction in deferred taxes for unremitted earnings, which was partially offset by the mix of income and losses taxed at varying rates among the jurisdictions in which we operate and nondeductible expenses. The decrease in the valuation allowance was primarily due to changes in the carrying value of the PPPE supporting the expected utilization of additional deferred interest deductions. The decrease in deferred taxes for unremitted earnings was primarily due to the pending divestitures of our equity interests in Naturepak Beverage and Beverage Merchandising Asia.

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

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes as well as tax attributes such as tax loss and tax credit carryforwards. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Employee benefits	$63	$52
Operating lease liabilities	60	62
Inventory	25	22
Reserves	24	20
Research and development	15	—
Tax losses	68	172
Tax credits	5	10
Interest	246	253
Total deferred tax assets	506	591
Valuation allowance	(140)	(140)
Total deferred tax assets net of valuation allowance	366	451
Deferred tax liabilities:
Intangible assets	(366)	(373)
Property, plant and equipment	(248)	(256)
Operating lease right-of-use assets	(57)	(60)
Other	(7)	(1)
Total deferred tax liabilities	(678)	(690)
Net deferred tax liabilities	$(312)	$(239)

Tax loss and tax credit carryforwards, presented on a net tax effected basis, were as follows:

	As of December 31,
	2022	2021
Tax loss carryforwards:
Expires within 5 years	$15	$12
Expires after 5 years or indefinite expiration	53	160
Total tax loss carryforwards	$68	$172
Tax credit carryforwards:
Expires within 5 years	$1	$2
Expires after 5 years or indefinite expiration	4	8
Total tax credit carryforwards	$5	$10

Deferred tax assets related to interest, tax loss carryovers and tax credit carryovers are available to offset future taxable earnings to the extent they are more-likely-than-not realizable. We have provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as we have concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Valuation allowances were $140 million and $140 million as of December 31, 2022 and 2021, respectively.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The following table reflects changes in valuation allowance for the respective periods:

	For the Years Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$140	$165	$358
Expense (benefit)	5	(15)	(61)
Write-off of net operating losses and other deferred tax assets	(5)	(10)	(122)
Currency translation adjustments and other	—	—	(10)
Balance at end of the year	$140	$140	$165

The changes in our valuation allowance during the years ended December 31, 2022 and 2021 are primarily attributable to changes in our assessment of recoverability in relation to deferred interest deductions. The increase in valuation allowance during the year ended December 31, 2022 primarily related to changes in the expected utilization of additional deferred interest deductions, offset by a decrease primarily related to the sale of our remaining closures businesses. The decrease in valuation allowance during the year ended December 31, 2021 primarily related to changes in the carrying value of the PPPE supporting the expected utilization of additional deferred interest deductions and the $10 million write-off of net operating losses and other deferred tax assets resulting from the disposition of businesses in 2021.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of the year	$16	$15	$13
Increases related to business combinations	—	1	—
Increase associated with tax positions taken during the current year	—	—	1
Increase associated with positions taken during a prior year	—	1	2
Decrease related to sale of businesses	(1)	—	—
Lapse of statute of limitations	—	(1)	(1)
Balance at end of the year	$15	$16	$15

Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, are $15 million, $16 million and $15 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense. Net interest expense related to unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 was $1 million, $1 million and zero, respectively. Accrued interest and penalties as of December 31, 2022 and 2021 were $3 million and $2 million, respectively.

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

Currently, our 2016 and 2017 U.S. federal income tax returns are being examined by the IRS. We are currently subject to routine income tax examinations for U.S. federal, state, local and foreign jurisdictions for 2014 and forward.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 18. Related Party Transactions

As of December 31, 2022, approximately 78% of our shares are owned by PFL.

In addition to the distributions of RCPI and GPCI to PFL in 2020, as described further in Note 3, Discontinued Operations, the related party entities and types of transactions we entered into with them are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Income (expense) for the Years Ended December 31,			Balance Outstanding as of December 31,
	2022	2021	2020	2022	2021
Joint ventures
Included in other current assets				$3	$9
Sale of goods and services(1)	$14	$27	$29
Other common controlled entities
Related party receivables				46	48
Sale of goods and services(2)	423	363	351
Transition services agreement and rental income(2)	4	11	16
Tax loss transfer(3)	—	—	25
Recharges(4)	2	6	3
Forgiveness of a balance(5)	—	—	(15)
Interest income(6)	—	—	9
Loan forgiveness(6)	—	—	(347)
Related party payables				(6)	(10)
Purchase of goods(2)	(98)	(112)	(116)
Recharges(4)	(13)	(7)	(11)
Management fee(7)	—	—	(65)
Tax loss transfer(3)	—	—	(1)
(1)
All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and settled on normal trade terms.
(2)
Following the distribution of RCPI on February 4, 2020, we continue to sell and purchase various goods and services under contractual arrangements that expire over a variety of periods through December 31, 2024. We have also entered into two lease arrangements and a transition services agreement, which has expired, with RCPI. We do not trade with GPCI on an ongoing basis. We entered into a transition services agreement and a tax matters agreement with GPCI. As of December 31, 2022, there were no amounts outstanding under the tax matters agreement with GPCI.
(3)
Represents payments received or made for tax losses transferred between our entities and other entities controlled by Mr. Graeme Hart.
(4)
These charges are for various costs incurred including services provided, financing and other activities under a transition services agreement, an insurance sharing agreement and an investment advisory agreement with Rank. All amounts are unsecured, non-interest bearing and settled on normal trade terms.
(5)
In connection with our IPO, $15 million of current related party receivables owed by Rank was forgiven. We recognized this forgiveness as a reduction in retained earnings.
(6)
The loan receivable with Rank accrued interest at a rate based on the average 90-day New Zealand bank bill rate, set quarterly, plus a margin of 3.25%. During the year ended December 31, 2020, interest was charged at 3.46% to 4.28%. In preparation for our IPO, the loan receivable was forgiven. We recognized this forgiveness as a reduction in retained earnings.
(7)
Our financing agreements permitted the payment of management fees to related parties for management, consulting, monitoring and advising services. The management fees were paid pursuant to a services agreement with Rank. In connection with our IPO, we (i) paid an additional management fee of $22 million, in respect of the 2009 and 2010 financial years, (ii) paid a termination fee of $45 million for the termination of, and release from, the Rank services agreement, which included the management fee payable for the period January 1, 2020 to the date of termination of September 16, 2020, and (iii) were released of our obligation to pay the 2020 management fee. During the year ended December 31, 2020, management fees of $49 million were recognized in other income (expense), net, with the remainder in discontinued operations.

Note 19. Equity Based Compensation

We established the Pactiv Evergreen Inc. Equity Incentive Plan (the “Equity Incentive Plan”) for purposes of granting stock or other equity based compensation awards to our employees (including our senior management), directors, consultants and advisors. As of December 31, 2022, the maximum number of shares of common stock available for issuance under our Equity Incentive Plan was 3,634,687 shares. Additionally, the shares available for issuance under our Equity Incentive Plan may be increased on January 1 of each year equal to the lesser of (x) 1% of the total outstanding shares of common stock as of the last day of the previous fiscal year or (y)

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

such other amount as determined by our Board of Directors. We did not elect to exercise this provision effective January 1, 2021 or January 1, 2022, but we did exercise this provision effective January 1, 2023, increasing the number of shares of common stock available for issuance under our Equity Incentive Plan by 1,779,261 shares to 5,413,948.

Equity based compensation expense of $24 million, $11 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively, was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the year ended December 31, 2022, we granted restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs required future service to be provided and vest in annual installments over a period ranging from one to three years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2022:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,491	$14.67
Granted(1)	1,291	$9.27
Forfeited	(134)	$13.03
Vested	(665)	$12.82
Non-vested, at December 31	1,983	$11.89
(1)
Includes 42 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of December 31, 2022 was $9 million, which is expected to be recognized over a weighted average period of 2.0 years. The total vest date fair value of shares that vested during the year ended December 31, 2022 was $7 million.

Performance Share Units

During the year ended December 31, 2022, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by our Compensation Committee, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of the performance metric. If the performance target is not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2022:

(In thousands, except per share amounts)	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	—	$—
Granted(1)	1,219	$9.28
Forfeited	(64)	$9.18
Non-vested, at December 31	1,155	$9.29
(1)
Includes 81 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of December 31, 2022 was $11 million, which is expected to be recognized over a weighted average period of 2.2 years.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 20. Earnings per Share

Earnings (loss) per share, including a reconciliation of the number of shares used for our earnings (loss) per share calculation, was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Numerator
Net earnings (loss) attributable to common shareholders - continuing operations	$317	$31	$(12)
Less: dividend-equivalents declared for equity based awards	(2)	—	—
Net earnings (loss) available to common shareholders - continuing operations	315	31	(12)
Net earnings (loss) attributable to common shareholders - discontinued operations	1	(8)	(15)
Total net earnings (loss) available to common shareholders	$316	$23	$(27)
Denominator
Weighted average number of shares outstanding - basic	177.8	177.4	146.2
Effect of dilutive securities	0.6	0.3	—
Weighted average number of shares outstanding - diluted	178.4	177.7	146.2

Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations:
Basic	$1.77	$0.17	$(0.08)
Diluted	$1.77	$0.17	$(0.08)
From discontinued operations:
Basic	$0.01	$(0.04)	$(0.10)
Diluted	$—	$(0.04)	$(0.10)
Total:
Basic	$1.78	$0.13	$(0.18)
Diluted	$1.77	$0.13	$(0.18)

The weighted average number of shares outstanding prior to our IPO reflects our conversion to a Delaware incorporated entity and the subsequent stock split, as detailed in Note 1, Nature of Operations and Basis of Presentation. The stock split has been retroactively reflected, resulting in 134.4 million weighted average number of shares outstanding for the period of time prior to our IPO. The weighted average number of shares outstanding during the year ended December 31, 2020 reflects the weighted average number of shares outstanding, as described above, plus the weighted average shares issued on September 21, 2020 as part of our IPO and 1.7 million shares issued on October 20, 2020 as part of the exercise of the overallotment option.

For the years ended December 31, 2022, 2021 and 2020, the number of anti-dilutive potential common shares excluded from the calculation above totaled 0.7 million, 0.5 million and 0.3 million, respectively.

Our Board of Directors declared a dividend of $0.10 per share on March 2, 2023 to be paid on March 24, 2023 to shareholders of record as of March 17, 2023.

Note 21. Segment Information

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

Other/Unallocated - In addition to our reportable segments, we have other operating segments that do not meet the threshold for presentation as a reportable segment. These operating segments include the remaining components of our former closures businesses, which generate revenue from the sale of caps and closures, and are presented as “Other”. As of December 31, 2022, we expect to dispose of all of the remaining components of our former closures business within the next twelve months. Unallocated includes corporate costs, primarily relating to general and administrative functions such as finance, tax and legal and the effects of the PPPE and equity based compensation.

Information by Segment

We present reportable segment Adjusted EBITDA as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments.

A segment’s Adjusted EBITDA represents its earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items, including but not limited to, restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition and integration costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, executive transition charges, gains or losses on certain legal settlements, goodwill impairment charges, related party management fees and strategic review and transaction-related costs.

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
2022
Net revenues	$2,917	$1,750	$1,472	$6,139
Intersegment revenues	—	—	158	158
Total reportable segment net revenues	2,917	1,750	1,630	6,297
Adjusted EBITDA	484	291	100	875
Depreciation & amortization	186	82	69	337
Capital expenditures	91	65	94	250
Reportable segment assets	1,411	804	1,054	3,269
2021
Net revenues	$2,341	$1,531	$1,463	$5,335
Intersegment revenues	—	—	96	96
Total reportable segment net revenues	2,341	1,531	1,559	5,431
Adjusted EBITDA	291	232	44	567
Depreciation & amortization	168	81	92	341
Capital expenditures	107	51	114	272
Reportable segment assets	1,380	737	951	3,068
2020
Net revenues	$1,811	$1,396	$1,368	$4,575
Intersegment revenues	—	—	101	101
Total reportable segment net revenues	1,811	1,396	1,469	4,676
Adjusted EBITDA	241	252	148	641
Depreciation & amortization	139	81	63	283
Capital expenditures	117	52	107	276
Reportable segment assets	1,064	703	1,039	2,806

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated GAAP income (loss) from continuing operations before income taxes:

	For the Years Ended December 31,
	2022	2021	2020
Reportable segment Adjusted EBITDA	$875	$567	$641
Other	2	7	8
Unallocated	(92)	(43)	(34)
	785	531	615
Adjustments to reconcile to GAAP income (loss) from continuing operations before income taxes
Interest expense, net	(218)	(191)	(371)
Depreciation and amortization	(339)	(344)	(289)
Restructuring, asset impairment and other related charges	(58)	(9)	(28)
Gain on sale of business and noncurrent assets	266	—	1
Non-cash pension income	49	101	71
Operational process engineering-related consultancy costs	(9)	(21)	(13)
Business acquisition and integration costs and purchase accounting adjustments	(6)	(15)	—
Unrealized (losses) gains on derivatives	(4)	(7)	10
Foreign exchange losses on cash	(3)	(2)	(15)
Executive transition charges	(2)	(10)	—
Gain on legal settlement	15	—	—
Costs associated with legacy sold facility	(6)	—	—
Goodwill impairment charges	—	—	(6)
Related party management fee	—	—	(49)
Strategic review and transaction-related costs	—	—	(47)
Other	(2)	(4)	(1)
Income (loss) from continuing operations before tax	$468	$29	$(122)

The following table presents a reconciliation of reportable segment depreciation and amortization to consolidated depreciation and amortization from continuing operations:

	For the Years Ended December 31,
	2022	2021	2020
Reportable segment depreciation and amortization	$337	$341	$283
Other	2	3	6
Depreciation and amortization from continuing operations	$339	$344	$289

The following table presents a reconciliation of reportable segment capital expenditures to consolidated capital expenditures:

	For the Years Ended December 31,
	2022	2021	2020
Reportable segment capital expenditures	$250	$272	$276
Other	1	1	3
Unallocated	7	9	3
Discontinued operations	—	—	128
Capital expenditures	$258	$282	$410

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of December 31,
	2022	2021
Reportable segment assets(1)	$3,269	$3,068
Other	—	37
Unallocated(2)	4,037	3,916
Total assets	$7,306	$7,021

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Foodservice
Drinkware	$1,220	$915	$685
Containers	1,191	995	779
Tableware	286	222	169
Serviceware and other	220	209	178
Food Merchandising
Tableware	439	390	349
Bakery/snack/produce/fruit containers	396	323	283
Meat trays	383	358	373
Prepared food trays	168	162	131
Egg cartons	119	93	99
Other	245	205	161
Beverage Merchandising
Cartons for fresh beverage products	822	834	795
Liquid packaging board	533	396	387
Paper products	275	329	287
Reportable segment net revenues	6,297	5,431	4,676
Other / Unallocated
Other	81	102	114
Intersegment eliminations	(158)	(96)	(101)
Net revenues	$6,220	$5,437	$4,689

Geographic Data

Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment, net and operating lease ROU assets, net) are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net revenues:
United States	$5,507	$4,710	$4,046
Rest of North America	535	447	354
Other	178	280	289
Net revenues	$6,220	$5,437	$4,689

	As of December 31,
	2022	2021
Long-lived assets:
United States	$1,928	$1,908
Rest of North America	107	97
Other	—	59
Long-lived assets	$2,035	$2,064

Note 22. Subsequent Events

Beverage Merchandising Restructuring

On March 6, 2023, we announced the Beverage Merchandising Restructuring, a plan approved by our Board of Directors to take significant restructuring actions related to our Beverage Merchandising operations. We currently expect the Beverage Merchandising Restructuring to include, among other things:

•
Closure of our Canton, North Carolina mill during the second quarter of 2023;
•
Closure of our Olmsted Falls, Ohio converting facility and concurrent reallocation of production to our remaining facilities during the second quarter of 2023; and
•
Reorganizing our operating and reporting structure to achieve increased efficiencies and related cost savings.

We currently estimate that the Beverage Merchandising Restructuring will result in a workforce reduction of approximately 1,300 employees.

As a result of the closures and reorganization of our operating and reporting structure, we estimate we will incur significant non-cash charges, including:

•
Accelerated plant and equipment depreciation expense of approximately $280 million to $290 million, the majority of which we expect to incur during 2023; and
•
Other non-cash impairment charges related to spare parts and other assets of $30 million to $40 million, the majority of which we expect to incur during 2023.

Additionally, as a result of the closures and reorganization of our operating and reporting structure, we estimate we will incur and pay significant cash charges, including:

•
Severance, termination and related costs of $50 million to $65 million, which we expect to incur and pay primarily during 2023; and
•
Exit and disposal and other transition costs of $80 million to $120 million, which are primarily related to equipment dismantlement, transition labor associated with the facility closures and management restructuring, site remediation costs, contract termination costs and other related costs, which we expect to incur and pay primarily during 2023 and 2024.

We also continue to explore strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina facility. We have not set a timetable in relation to this process.

All the above estimates are provisional and include significant management judgments and assumptions that could change materially as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional restructuring charges or impairments not reflected above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022, based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The disclosures set forth under the heading “Beverage Merchandising Restructuring” in Note 22, Subsequent Events, to the consolidated financial statements are incorporated herein by reference. The matters described therein are referred to herein as the “Beverage Merchandising Restructuring.”

The Board of Directors of the Company committed to the Beverage Merchandising Restructuring on March 2, 2023, because it believes that doing so will increase our production efficiency, streamline our management structure and reduce our ongoing capital expenditures and overhead costs, among other benefits. The Beverage Merchandising Restructuring constitutes an exit and disposal plan within the meaning of FASB ASC 420-10-25-4, in connection with which plan the Company currently estimates that it will incur charges in the aggregate ranging between $440 million and $515 million, as described in further detail in the matter incorporated by reference in this disclosure pursuant to the preceding paragraph.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 (our “2023 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our 2023 Proxy Statement.

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

3. Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this report:

			Incorporated by Reference
Exhibit	Exhibit Title	Filed Here-with?	Form	Exhibit No.	Date Filed
2.1#	Stock Purchase Agreement, dated as of September 7, 2021, among Two Mitts, Inc., Fabri-Kal Corporation, Monarch Mill Pond, LLC, Pure Pulp Products, LLC and Pactiv Evergreen Group Holdings Inc.		8-K	2.1	Sept. 8, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		8-K	3.1	Sept. 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.		8-K	3.2	Sept. 21, 2020
4.1	Indenture, dated as of October 1, 2020, among the Registrant and the other Issuers party thereto, the Guarantors party thereto from time to time, Wilmington Trust, National Association, as trustee, paying agent and registrar, and The Bank of New York Mellon, as collateral agent.		10-K	4.1	Feb. 24, 2022
4.2	Indenture, dated as of September 24, 2021, among the Registrant and the other Issuers party thereto, the Guarantors party thereto from time to time, Wilmington Trust, National Association, as trustee, paying agent and registrar, and The Bank of New York Mellon, as collateral agent.		8-K	4.1	Sept. 27, 2021
4.3

Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Exchange Act. The Registrant undertakes to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.	X
10.1	Fourth Amended and Restated Credit Agreement, dated as of August 5, 2016, as conformed to reflect amendments through the Refinancing Amendment, dated October 1, 2020, by and among Reynolds Group		10-K	10.41	Feb. 25, 2021

Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto from time to time, the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

10.2	Specified Refinancing Amendment and Amendment No. 14, dated as of September 24, 2021, to the Fourth Amended and Restated Credit Agreement, among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto and Credit Suisse, AG Cayman Islands Branch, as administrative agent.	8-K	10.1	Sept. 27, 2021
10.3	Registration Rights Agreement, dated as of September 21, 2020, between Packaging Finance Limited and the Registrant.	8-K	10.1	Sept. 21, 2020
10.4	Stockholders Agreement, dated as of September 21, 2020, among Packaging Finance Limited and the Registrant.	8-K	10.3	Sept. 21, 2020
10.5	Tax Matters Agreement, dated as of February 4, 2020, among Reynolds Group Holdings Inc., Reynolds Consumer Products Inc. and the Registrant.	10-K	10.8	Feb. 24, 2022
10.6	Tax Matters Agreement, dated as of September 16, 2020, among Reynolds Group Holdings Inc., Graham Packaging Company Inc. and the Registrant.	8-K	10.5	Sept. 21, 2020
10.7	Master Supply Agreement, dated as of November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer.	S-1	10.2	Aug. 24, 2020
10.8	Master Supply Agreement, dated as of November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer.	S-1	10.3	Aug. 24, 2020
10.9	Warehousing and Freight Services Agreement, dated as of November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC.	S-1	10.4	Aug. 24, 2020
10.10	Amended and Restated Lease Agreement, dated as of January 1, 2020, between Pactiv LLC, as Landlord, and Reynolds Consumer Products LLC, as Tenant.	S-1	10.7	Aug. 24, 2020
10.11	Group Annuity Contract Offer and Acceptance Agreement, dated as of July 14, 2021, among Massachusetts Mutual Life Insurance Company, Pactiv LLC and the Pactiv North America Pension Plans Investment Committee.	10-Q	10.3	Nov. 4, 2021
10.12	Group Annuity Contract Offer and Acceptance Agreement, dated as of February 16, 2022, among Metropolitan Tower Life Insurance Company, the Pactiv North America Pension Plans Investment Committee and Pactiv LLC.	10-Q	10.1	May 5, 2022
10.13	Group Annuity Contract Offer and Acceptance Agreement, dated as of September 13, 2022, among Athene Annuity and Life Company, Athene Annuity & Life Assurance Company of New York, the Pactiv North America Pension Plans Investment Committee and Pactiv LLC.	10-Q	10.1	Nov. 8, 2022
10.14*	Pactiv Evergreen Inc. Equity Incentive Plan.	8-K	10.7	Sept. 21, 2020
10.15*	Form of Restricted Stock Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	8-K	10.8	Sept. 21, 2020
10.16*	Form of Restricted Stock Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	10-Q	10.2	May 5, 2022
10.17*	Form of Performance Share Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	8-K	10.9	Sept. 21, 2020

10.18*	Form of Performance Share Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.		10-Q	10.3	May 5, 2022
10.19*	Annual Incentive Plan: 2022 Summary Plan Description.		10-Q	10.3	Aug. 4, 2022
10.20*	Long-Term Incentive Plan: 2022 Summary Plan Description.		10-Q	10.4	Aug. 4, 2022
10.21*	Reynolds Services Inc. Nonqualified Deferred Compensation Plan, amended and restated as of February 3, 2020.		S-1	10.33	Aug. 24, 2020
10.22*	Evergreen Packaging Group Nonqualified Deferred Compensation Plan, amended and restated as of January 1, 2017.		S-1	10.34	Aug. 24, 2020
10.23*	Form of Director and Officer Indemnification Agreement.		S-1	10.1	Aug. 24, 2020
10.24*	Employment Agreement, dated as of March 5, 2021, between Pactiv LLC and Michael King.		10-Q	10.4	May 6, 2021
10.25*	Employment Agreement, dated as of May 27, 2022, between Pactiv LLC and Jonathan Baksht.		10-Q	10.1	Aug. 4, 2022
10.26*	Employment Agreement, dated as of July 31, 2019, between Pactiv LLC and Tim Levenda.		10-Q	10.2	Aug. 5, 2021
10.27*	Offer Letter, dated as of May 6, 2021, between Chandra Mitchell and the Registrant.		10-K	10.28	Feb. 24, 2022
10.28*	Offer Letter, dated as of August 25, 2021, between Doug Owenby and the Registrant.		10-Q	10.2	Nov. 4, 2021
10.29*	Employment Agreement, dated as of July 8, 2019, between Pactiv LLC and Michael Ragen.		S-1	10.13	Aug. 24, 2020
10.30*	Retention Agreement, dated as of July 17, 2019, between Pactiv LLC and Michael Ragen.		S-1	10.14	Aug. 24, 2020
10.31*	Separation Agreement, dated as of June 15, 2022, between Pactiv LLC and Michael Ragen.		10-Q	10.2	Aug. 4, 2022
21.1	List of Subsidiaries.	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PACTIV EVERGREEN INC.

Date: March 7, 2023	By:	/s/ Michael J. King
Michael J. King
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan H. Baksht and Chandra J. Mitchell, jointly and severally, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J. King	President and Chief Executive Officer and Director (principal executive officer)	March 7, 2023
Michael J. King

/s/ Jonathan H. Baksht	Chief Financial Officer (principal financial officer and principal accounting officer)	March 7, 2023
Jonathan H. Baksht

/s/ LeighAnne G. Baker	Chair of the Board of Directors	March 7, 2023
LeighAnne G. Baker

/s/ Duncan J. Hawkesby	Director	March 7, 2023
Duncan J. Hawkesby

/s/ Allen P. Hugli	Director	March 7, 2023
Allen P. Hugli

/s/ Rolf Stangl	Director	March 7, 2023
Rolf Stangl

/s/ Felicia D. Thornton	Director	March 7, 2023
Felicia D. Thornton