Form 10-Q
period 2023-03-31
Pactiv Evergreen Inc.
filed 2023-05-09
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 178,277,047 shares of common stock, $0.001 par value per share, outstanding as of May 2, 2023.

FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and anticipated growth in the markets served by our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022. You should specifically consider these numerous risks. These risks include, among others, those related to:

•
fluctuations in raw material, energy and freight costs;
•
labor shortages and increased labor costs;
•
failure to maintain satisfactory relationships with our major customers;
•
our dependence on suppliers of raw materials and any interruption to our supply of raw materials;
•
the global macroeconomic environment, including higher rates of inflation;
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
•
compliance with, and liabilities related to, applicable laws and regulations; and
•
the ownership of a majority of the voting power of our common stock by our parent company Packaging Finance Limited, which we refer to as PFL, an entity beneficially owned by Mr. Graeme Hart.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of (Loss) Income

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net revenues	$1,431	$1,495
Cost of sales	(1,316)	(1,263)
Gross profit	115	232
Selling, general and administrative expenses	(130)	(142)
Restructuring, asset impairment and other related charges	(73)	—
Other income, net	—	28
Operating (loss) income	(88)	118
Non-operating (expense) income, net	(1)	10
Interest expense, net	(63)	(49)
(Loss) income before tax	(152)	79
Income tax benefit (expense)	19	(36)
Net (loss) income	(133)	43
Income attributable to non-controlling interests	(1)	—
Net (loss) income attributable to Pactiv Evergreen Inc. common shareholders	$(134)	$43
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
Basic	$(0.76)	$0.24
Diluted	$(0.76)	$0.24

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net (loss) income	$(133)	$43
Other comprehensive income (loss), net of income taxes:
Currency translation adjustments	14	4
Defined benefit plans	(1)	(103)
Interest rate derivatives	(6)	—
Other comprehensive income (loss)	7	(99)
Comprehensive loss	(126)	(56)
Comprehensive income attributable to non-controlling interests	(1)	—
Comprehensive loss attributable to Pactiv Evergreen Inc. common shareholders	$(127)	$(56)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of March 31, 2023	As of December 31, 2022
Assets
Cash and cash equivalents	$427	$531
Accounts receivable, net of allowances of $3 and $3	484	448
Related party receivables	66	46
Inventories	983	1,062
Other current assets	109	126
Assets held for sale	—	6
Total current assets	2,069	2,219
Property, plant and equipment, net	1,675	1,773
Operating lease right-of-use assets, net	255	262
Goodwill	1,815	1,815
Intangible assets, net	1,049	1,064
Other noncurrent assets	172	173
Total assets	$7,035	$7,306
Liabilities
Accounts payable	$379	$388
Related party payables	17	6
Current portion of long-term debt	18	31
Current portion of operating lease liabilities	64	65
Income taxes payable	8	6
Accrued and other current liabilities	430	415
Liabilities held for sale	—	3
Total current liabilities	916	914
Long-term debt	4,004	4,105
Long-term operating lease liabilities	205	209
Deferred income taxes	278	319
Long-term employee benefit obligations	59	60
Other noncurrent liabilities	163	146
Total liabilities	$5,625	$5,753
Commitments and contingencies (Note 12)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 178,276,952 and 177,926,081 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	650	647
Accumulated other comprehensive loss	(95)	(102)
Retained earnings	851	1,003
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,406	1,548
Non-controlling interests	4	5
Total equity	1,410	1,553
Total liabilities and equity	$7,035	$7,306

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Earnings	Interests	Equity
For the Three Months Ended March 31, 2022
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288
Net income	—	—	—	—	43	—	43
Other comprehensive loss, net of income taxes	—	—	—	(99)	—	—	(99)
Equity based compensation	—	—	4	—	—	—	4
Vesting of restricted stock units, net of tax withholdings	0.4	—	(1)	—	—	—	(1)
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of March 31, 2022	177.7	$—	$628	$(198)	$783	$4	$1,217

For the Three Months Ended March 31, 2023
Balance as of December 31, 2022	177.9	$—	$647	$(102)	$1,003	$5	$1,553
Net (loss) income	—	—	—	—	(134)	1	(133)
Other comprehensive income, net of income taxes	—	—	—	7	—	—	7
Equity based compensation	—	—	5	—	—	—	5
Vesting of restricted stock units, net of tax withholdings	0.4	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Dividends declared - non-controlling shareholders	—	—	—	—	—	(1)	(1)
Disposal of subsidiary	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2023	178.3	$—	$650	$(95)	$851	$4	$1,410

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating Activities:
Net (loss) income	$(133)	$43
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	174	84
Deferred income taxes	(39)	18
Unrealized losses (gains) on derivatives	2	(5)
Restructuring related non-cash charges (net of reversals)	32	—
Gain on sale of businesses and noncurrent assets	—	(27)
Non-cash portion of employee benefit obligations	1	(10)
Non-cash portion of operating lease expense	21	19
Other non-cash items, net	6	7
Change in assets and liabilities:
Accounts receivable, net	(53)	(11)
Inventories	61	(115)
Accounts payable	11	66
Operating lease payments	(21)	(19)
Accrued and other current liabilities	10	59
Other assets and liabilities	16	11
Net cash provided by operating activities	88	120
Investing Activities:
Acquisition of property, plant and equipment	(63)	(50)
Disposal of businesses and joint venture equity interests, net of cash disposed	1	47
Other investing activities	2	(2)
Net cash used in investing activities	(60)	(5)
Financing Activities:
Long-term debt repayments	(112)	(6)
Dividends paid to common shareholders	(18)	(18)
Other financing activities	(5)	(3)
Net cash used in financing activities	(135)	(27)
Effect of exchange rate changes on cash and cash equivalents	1	—
(Decrease) increase in cash and cash equivalents	(106)	88
Cash and cash equivalents, including amounts classified as held for sale, as of beginning of the period	533	214
Cash and cash equivalents as of end of the period	$427	$302
Cash and cash equivalents are comprised of:
Cash and cash equivalents	$427	$283
Cash and cash equivalents classified as assets held for sale	—	19
Cash and cash equivalents as of end of the period	$427	$302
Cash paid:
Interest	$44	$22
Income taxes paid, net	7	19

Significant non-cash investing and financing activities

During the three months ended March 31, 2023 and 2022, we recognized operating lease right-of-use assets and lease liabilities of $11 million and $10 million, respectively.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

The accompanying condensed consolidated financial statements comprise the accounts of Pactiv Evergreen Inc. (“PTVE”) and its subsidiaries (“we”, “us”, “our” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All intercompany transactions and balances have been eliminated in consolidation.

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

Recent Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our condensed consolidated financial statements.

Note 2. Dispositions

Beverage Merchandising Asia

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan (“Beverage Merchandising Asia”) included in the Beverage Merchandising segment. The transaction closed on August 2, 2022, and we received proceeds of $336 million. The operations of Beverage Merchandising Asia did not meet the criteria to be presented as discontinued operations. Income from operations before income taxes for Beverage Merchandising Asia for the three months ended March 31, 2022 was $5 million.

Closures Businesses

During 2022, we committed to a plan to sell our remaining closures businesses included in the Other operating segment. We completed the sale of a substantial portion of these businesses on October 31, 2022, and the remaining operations in the first quarter of 2023, all for an immaterial amount. We recognized a partial reversal of the initial impairment charge of $1 million during the three months ended March 31, 2023 which was reflected in restructuring, asset impairment and other related charges. The operations of the remaining closures businesses did not meet the criteria to be presented as discontinued operations. The remaining closures businesses’ income from operations before income taxes for the three months ended March 31, 2023 and 2022 was immaterial.

Naturepak Beverage

On March 29, 2022, we completed the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. (“Naturepak Beverage”), our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. We received proceeds of $47 million and recognized a gain on the sale of our equity interests of $27 million during the three months ended March 31, 2022 which was reflected in other income, net. Our interests in Naturepak Beverage did not meet the criteria to be presented as discontinued operations. The income from operations before income taxes from our equity interests in Naturepak Beverage for the three months ended March 31, 2022 was immaterial.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 3. Restructuring, Asset Impairment and Other Related Charges

On March 6, 2023, we announced the Beverage Merchandising Restructuring, a plan approved by our Board of Directors to take significant restructuring actions related to our Beverage Merchandising operations. We currently expect the Beverage Merchandising Restructuring to include, among other things:

•
Closure of our Canton, North Carolina mill during the second quarter of 2023;
•
Closure of our Olmsted Falls, Ohio converting facility and concurrent reallocation of production to our remaining converting facilities during the second quarter of 2023; and
•
Reorganizing our operating and reporting structure to achieve increased efficiencies and related cost savings.

We currently estimate that the Beverage Merchandising Restructuring will result in a workforce reduction of approximately 1,300 employees. We also continue to explore strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina facility. We have not set a timetable in relation to this process.

As a result of the Beverage Merchandising Restructuring, we incurred charges during the three months ended March 31, 2023, and we estimate we will incur further charges in future periods, as follows:

	For the Three Months Ended March 31, 2023	Total Expected Charges(1)
Non-cash:
Accelerated property, plant and equipment depreciation	$90	$ 280 - 285
Other non-cash charges(2)	33	40 - 45
Total non-cash charges	123	320 - 330
Cash:
Severance, termination and related costs	32	45
Exit, disposal and other transition costs(3)	32	85 - 115
Total cash charges	64	130 - 160
Total Beverage Merchandising Restructuring charges	$187	$ 450 - 490

(1)
We expect to incur these charges primarily during 2023. These estimates are provisional and include significant management judgments and assumptions that could change materially as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional restructuring charges or impairments not reflected above.
(2)
Other non-cash charges includes the write-down of certain spare parts classified as inventories on our condensed consolidated balance sheet, the write-off of certain construction in-progress balances and accelerated amortization expense for certain operating lease right-of-use assets.
(3)
Exit, disposal and other transition costs are primarily related to equipment dismantlement, transition labor associated with the facility closures and management restructuring, site remediation costs, contract termination costs and other related costs.

In addition, we completed the sale of our remaining closures businesses in the first quarter of 2023 and recognized a partial reversal of the initial impairment charge of $1 million in restructuring, asset impairment and other related charges. Refer to Note 2, Dispositions, for additional details.

The Beverage Merchandising Restructuring charges and other restructuring and asset impairment charges (net of reversals) were classified on our condensed consolidated statement of (loss) income as follows by segment:

	Beverage Merchandising	Other	Total
For the Three Months Ended March 31, 2023
Cost of sales	$112	$—	$112
Selling, general and administrative expenses	1	—	1
Restructuring, asset impairment and other related charges	69	4	73
Total	$182	$4	$186

There were no restructuring, asset impairment and other related charges during the three months ended March 31, 2022.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table summarizes the changes to our restructuring liability related to the Beverage Merchandising Restructuring during the three months ended March 31, 2023:

	December 31, 2022	Charges to Earnings	Cash Paid	March 31, 2023
Severance, termination and related costs	$—	$32	$—	$32
Exit, disposal and other transition costs	—	32	(1)	31
Total(1)	$—	$64	$(1)	$63
(1)
Included $55 million classified within accrued and other current liabilities and $8 million classified within other non-current liabilities as of March 31, 2023.

Note 4. Inventories

The components of inventories consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Raw materials	$238	$260
Work in progress	104	101
Finished goods	555	596
Spare parts	86	105
Inventories	$983	$1,062

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Land and land improvements	$72	$72
Buildings and building improvements	672	661
Machinery and equipment	3,543	3,485
Construction in progress	171	189
Property, plant and equipment, at cost	4,458	4,407
Less: accumulated depreciation	(2,783)	(2,634)
Property, plant and equipment, net	$1,675	$1,773

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of (loss) income:

	For the Three Months Ended March 31,
	2023	2022
Cost of sales	$152	$63
Selling, general and administrative expenses	7	6
Total depreciation expense(1)	$159	$69
(1)
For the three months ended March 31, 2023, total depreciation expense included $90 million of accelerated depreciation expense related to the Beverage Merchandising Restructuring, substantially all of which was included in cost of sales. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 6. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food Merchandising	Beverage Merchandising	Total
As of December 31, 2022	$993	$770	$52	$1,815
Movements	—	—	—	—
As of March 31, 2023	$993	$770	$52	$1,815

Intangible assets, net consisted of the following:

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,060	$(653)	$407	$1,060	$(639)	$421
Trademarks	42	(13)	29	42	(12)	30
Other	7	(7)	—	7	(7)	—
Total finite-lived intangible assets	$1,109	$(673)	$436	$1,109	$(658)	$451
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,722	$(673)	$1,049	$1,722	$(658)	$1,064

Amortization expense for intangible assets of $15 million for each of the three months ended March 31, 2023 and 2022 was recognized in selling, general and administrative expenses.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Rebates and credits	$112	$108
Personnel costs	81	160
Restructuring costs(1)	55	—
Interest	40	17
Other(2)	142	130
Accrued and other current liabilities	$430	$415

(1)
Restructuring costs relate to the Beverage Merchandising Restructuring. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Other included items such as freight, utilities and property and other non-income related taxes.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 8. Debt

Debt consisted of the following:

	As of	As of
	March 31,	December 31,
	2023	2022
Credit Agreement	$2,115	$2,227
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	217	217
8.375% Debentures due 2027	167	167
Other	46	49
Total principal amount of borrowings	4,045	4,160
Deferred debt issuance costs (“DIC”)	(14)	(14)
Original issue discounts, net of premiums (“OID”)	(9)	(10)
	4,022	4,136
Less: current portion	(18)	(31)
Long-term debt	$4,004	$4,105

We were in compliance with all debt covenants during the three months ended March 31, 2023 and the year ended December 31, 2022.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). The Credit Agreement comprises the following term and revolving tranches:

	Maturity Date	Value Drawn or Utilized as of March 31, 2023	Applicable Interest Rate as of March 31, 2023(1)
Term Tranches
U.S. term loans Tranche B-2	February 5, 2026	$1,115	LIBOR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$1,000	LIBOR (floor of 0.500%) + 3.250%
Revolving Tranche(2)
U.S. Revolving Loans	August 5, 2024	$50	—
(1)
On April 17, 2023, we amended the Credit Agreement, replacing the LIBOR-based reference rate with a Secured Overnight Financing Rate (“SOFR”) based reference rate, effective for interest payments for the period commencing April 28, 2023.
(2)
The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

During January and February of 2023, we repaid and repurchased an aggregate of $110 million of our U.S. term loans Tranche B-2. The repayment was first applied to the remaining U.S term loans Tranche B-2 quarterly amortization payments, thereby eliminating all remaining quarterly amortization payments for the U.S term loans Tranche B-2, with the residual balance applied to the outstanding principal balance due at maturity.

The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 and B-3 for the three months ended March 31, 2023 and 2022 were 7.77%, 7.78%, 3.39% and 4.00%, respectively. Including the impact of interest rate swap agreements, which were entered into in November and December 2022, the weighted average rate on our U.S. term loans was 7.59% for the three months ended March 31, 2023. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates. Refer to Note 9, Financial Instruments, for additional details regarding the interest rate swap agreements.

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

Indebtedness under the Credit Agreement may be voluntarily repaid, in whole or in part, and must be mandatorily repaid in certain circumstances. We are required to make quarterly amortization payments of 0.25% of the principal amount of our U.S. term loans Tranche B-3. Additionally, we are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due in 2022 or are due in 2023 for the year ended December 31, 2022.

The Credit Agreement contains customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the Credit Agreement.

Notes

As of March 31, 2023, our outstanding Notes were as follows:

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

The respective indentures governing the 4.000% Senior Secured Notes due 2027 (“4.000% Notes”) and the 4.375% Senior Secured Notes due 2028 (together with the 4.000% Notes, the “Notes”) contain customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the respective indentures governing the Notes.

Under the respective indentures governing the Notes, we can, at our option, elect to redeem the Notes under terms and conditions specified in the indentures. Under the respective indentures governing the Notes, in certain circumstances which would constitute a change in control, the holders of the Notes have the right to require us to repurchase the Notes at a premium.

Pactiv Debentures

As of March 31, 2023, our outstanding debentures (together, the “Pactiv Debentures”) were as follows:

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

Other borrowings

Other borrowings represented finance lease obligations of $46 million and $49 million as of March 31, 2023 and December 31, 2022, respectively.

Scheduled maturities

Below is a schedule of required future repayments on our debt outstanding as of March 31, 2023:

2023	$14
2024	17
2025	233
2026	1,131
2027	1,182
Thereafter	1,468
Total principal amount of borrowings	$4,045

Fair value of our long-term debt

The fair value of our long-term debt as of March 31, 2023 and December 31, 2022 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$2,106	$2,099	$2,217	$2,206
Notes:
4.000% Senior Secured Notes due 2027	993	899	993	890
4.375% Senior Secured Notes due 2028	496	438	496	447
Pactiv Debentures:
7.950% Debentures due 2025	215	219	215	210
8.375% Debentures due 2027	166	165	166	162
Other	46	46	49	49
Total	$4,022	$3,866	$4,136	$3,964

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended March 31,
	2023	2022
Interest expense:
Credit Agreement	$43	$21
Notes	15	15
Pactiv Debentures	8	10
Interest income	(4)	—
Amortization of DIC and OID	1	1
Derivative gains	(1)	—
Net foreign currency exchange losses	—	1
Other	1	1
Interest expense, net	$63	$49

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 9. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of March 31, 2023		As of December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$—	$(7)	$—	$(5)
Interest rate derivatives	5	(14)	8	(9)
Total fair value	$5	$(21)	$8	$(14)
Classification:
Other current assets	$5	$—	$7	$—
Other noncurrent assets	—	—	1	—
Accrued and other current liabilities	—	(4)	—	(3)
Other noncurrent liabilities	—	(17)	—	(11)
Total fair value	$5	$(21)	$8	$(14)

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

During the fourth quarter of 2022, we entered into derivative financial instruments with several large financial institutions which swapped the LIBO rate for a weighted average fixed rate of 4.120% for an aggregate notional amount of $1,000 million to hedge a portion of the interest rate exposure resulting from our U.S. term loans. These instruments are classified as cash flow hedges and mature in October 2025. In April 2023, we amended our interest rate swap agreements to replace the interest rate benchmark from LIBOR to SOFR, effective for swap payments for the period commencing April 28, 2023. The weighted average fixed rate of 4.120% was unchanged as a result of these amendments.

During the three months ended March 31, 2023 and 2022, we recognized an unrealized loss of $2 million and an unrealized gain of $5 million, respectively, in cost of sales, for our commodity swap contracts.

During the three months ended March 31, 2023, we recognized a realized gain of $1 million within interest expense, net and an unrealized loss of $7 million within other comprehensive income (loss) for our interest rate derivatives. At March 31, 2023, we expected to reclassify $4 million of gains, net of tax, from AOCL to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The following table provides the detail of outstanding commodity derivative contracts as of March 31, 2023:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Natural gas swaps	Million BTU	4,959,254	$3.94 - $5.37	May 2023 - Dec 2025

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 10. Employee Benefits

Net periodic benefit (expense) income for our defined benefit pension plans and other post-employment benefit plans, which was recognized in non-operating (expense) income, net, consisted of the following:

	For the Three Months Ended March 31,
	2023	2022
Interest cost	$(13)	$(21)
Expected return on plan assets	11	21
Amortization of actuarial gains	1	—
Ongoing net periodic benefit cost	(1)	—
Income due to settlements(1)	—	10
Total net periodic benefit (expense) income	$(1)	$10
(1)
Refer to the Pension Partial Settlement Transaction section below for additional details.

Contributions to the Pension Plan for Pactiv Evergreen (“PPPE”) during the year ending December 31, 2023 are expected to be less than $1 million.

Pension Partial Settlement Transaction

On February 24, 2022 using PPPE assets, we purchased a non-participating group annuity contract from an insurance company and transferred $1,257 million of the PPPE’s projected benefit obligations. The insurance company has assumed responsibility for pension benefits and annuity administration. The transaction resulted in the recognition of a $10 million non-cash settlement gain in the three months ended March 31, 2022.

Note 11. Other Income, Net

Other income, net consisted of the following:

	For the Three Months Ended March 31,
	2023	2022
Gain on sale of businesses and noncurrent assets	$—	$27
Other	—	1
Other income, net	$—	$28

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

Note 13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of accumulated other comprehensive loss (“AOCL”):

	For the Three Months Ended March 31,
	2023	2022
Currency translation adjustments:
Balance as of beginning of period	$(189)	$(207)
Currency translation adjustments	14	4
Other comprehensive income	14	4
Balance as of end of period	$(175)	$(203)
Defined benefit plans:
Balance as of beginning of period	$88	$108
Net actuarial loss arising during year(1)	—	(126)
Deferred tax benefit on net actuarial loss	—	31
Gain reclassified from AOCL:
Amortization of experience gains	(1)	—
Defined benefit plan settlement gain	—	(10)
Deferred tax expense on reclassification	—	2
Other comprehensive loss	(1)	(103)
Balance as of end of period	$87	$5
Interest rate derivatives:
Balance as of beginning of period	$(1)	$—
Net derivative loss	(7)	—
Deferred tax benefit on net derivative loss	2	—
Gain reclassified from AOCL	(1)	—
Other comprehensive loss	(6)	—
Balance as of end of period	$(7)	$—
AOCL
Balance as of beginning of period	$(102)	$(99)
Other comprehensive income (loss)	7	(99)
Balance as of end of period	$(95)	$(198)

(1)
Net actuarial loss arising during the three months ended March 31, 2022 relates to the interim measurement of the PPPE due to the pension partial settlement transaction and was primarily due to asset returns, partially offset by an increase in the discount rate utilized in measuring plan obligations, reflecting changes in market rates. Refer to Note 10, Employee Benefits, for additional details.

Note 14. Income Taxes

The effective tax rates for the three months ended March 31, 2023 and 2022 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended March 31, 2023, we recognized a tax benefit of $19 million on loss before tax of $152 million. The effective tax rate was driven primarily by the inability to recognize a tax benefit on all interest expense.

During the three months ended March 31, 2022, we recognized a tax expense of $36 million on income before tax of $79 million. The effective tax rate was driven primarily by a $14 million discrete expense from the sale of our equity interests in Naturepak Beverage.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. As of March 31, 2023, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 15. Related Party Transactions

As of March 31, 2023, approximately 77% of our shares were owned by PFL.

Transactions with our related parties are detailed below. All of our related parties are commonly controlled by Mr. Graeme Hart, our controlling shareholder, except for our joint ventures.

	Income (expense) for the
	Three Months Ended March 31,		Balance Outstanding as of
	2023	2022	March 31, 2023	December 31, 2022
Joint ventures
Included in other current assets			$2	$3
Sale of goods and services(1)	$2	$7
Other common controlled entities
Related party receivables(2)			66	46
Sale of goods and services(2)	106	100
Transition services agreements and rental income(2)	1	1
Related party payables(2)			(17)	(6)
Purchase of goods(2)	(27)	(27)
Charges(3)	(3)	(3)

(1)
All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and settled on normal trade terms.
(2)
We sell and purchase various goods and services with Reynolds Consumer Products Inc. (“RCPI”) under contractual arrangements that expire over a variety of periods through December 31, 2027. During the three months ended March 31, 2023, we amended these contractual arrangements with RCPI, which, among other things, extended the expiration date for certain arrangements and included price adjustments for certain goods we sold to and purchased from RCPI in the current and prior periods. The price adjustments resulted in $22 million of incremental net revenues and $9 million of incremental costs of goods sold recognized during the three months ended March 31, 2023.

We also lease a portion of two facilities to RCPI and are party to an information technology services agreement with RCPI. We do not trade with Graham Packaging Company Inc. (“GPCI”) on an ongoing basis. We entered into a transition services agreement and a tax matters agreement with GPCI. As of March 31, 2023, there were no amounts outstanding under the tax matters agreement with GPCI.

(3)
These charges are for various costs incurred including services provided under a transition services agreement, an insurance sharing agreement and an investment advisory agreement with Rank Group Limited (“Rank”). All amounts are unsecured, non-interest bearing and settled on normal trade terms.

Note 16. Equity Based Compensation

We established the Pactiv Evergreen Inc. Equity Incentive Plan (the “Equity Incentive Plan”) for purposes of granting stock or other equity based compensation awards to our employees (including our senior management), directors, consultants and advisors. As of March 31, 2023, the maximum number of shares of common stock available for issuance under our Equity Incentive Plan was 797,610 shares.

Equity-based compensation expense of $5 million and $4 million for the three months ended March 31, 2023 and 2022, respectively, was recognized in selling, general and administrative expenses.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Restricted Stock Units

During the three months ended March 31, 2023, we granted restricted stock units (“RSUs”) to certain members of management. These RSUs require future service to be provided and vest in annual installments over a period ranging from one to three years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2023:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,983	$11.89
Granted(1)	1,610	9.78
Forfeited	(22)	12.26
Vested	(460)	13.91
Non-vested, at March 31	3,111	$10.50

(1)
Includes 31 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of March 31, 2023 was $21 million, which is expected to be recognized over a weighted average period of 2.2 years. The total vest date fair value of shares that vested during the three months ended March 31, 2023 was $5 million.

Performance Share Units

During the three months ended March 31, 2023, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by our Compensation Committee, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2023:

(In thousands, except per share amounts)	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,155	$9.29
Granted(1)	1,599	9.76
Forfeited	(16)	9.18
Non-vested, at March 31	2,738	$9.56

(1)
Includes 48 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of March 31, 2023 was $24 million, which is expected to be recognized over a weighted average period of 2.2 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 17. Earnings Per Share

(Loss) earnings per share, including a reconciliation of the number of shares used for our (loss) earnings per share calculation, was as follows:

	For the Three Months Ended March 31,
	2023	2022
Numerator
Net (loss) earnings attributable to common shareholders	$(134)	$43
Less: dividend-equivalents declared for equity based awards	(1)	—
Net (loss) earnings available to common shareholders	$(135)	$43
Denominator
Weighted average number of shares outstanding - basic	178.4	177.6
Effect of dilutive securities	—	0.4
Weighted average number of shares outstanding - diluted	178.4	178.0
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
Basic	$(0.76)	$0.24
Diluted	$(0.76)	$0.24

The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.8 million shares and 0.7 million shares for the three months ended March 31, 2023 and 2022, respectively.

On May 5, 2023, our Board of Directors declared a dividend of $0.10 per share to be paid on June 15, 2023 to shareholders of record as of May 31, 2023.

Note 18. Segment Information

As of March 31, 2023, we had three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. These reportable segments reflect our operating structure and the manner in which our Chief Operating Decision Maker (“CODM”), who is our President and Chief Executive Officer, assesses information for decision-making purposes.

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

Other/Unallocated - In addition to our reportable segments, we have other operating segments that do not meet the threshold for presentation as a reportable segment. These operating segments comprised the remaining components of our former closures business, which generate revenue from the sale of caps and closures, and are presented as “Other.” As of March 31, 2023, we had disposed of all of the remaining components of our

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

former closures business. Unallocated includes corporate costs, primarily relating to general and administrative functions such as finance, tax and legal and the effects of the PPPE.

During the second quarter of 2023, in conjunction with the Beverage Merchandising Restructuring, we implemented a new operating and reporting structure. Therefore, as of the second quarter, we will begin to analyze the results of our business through the following reportable segments: Foodservice; and Food and Beverage Merchandising. As a result of this change, beginning with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2023, we will report our results in these two reportable segments.

Information by Segment

We present reportable segment Adjusted EBITDA as this is the financial measure by which management allocates resources and analyzes the performance of our reportable segments.

A segment’s Adjusted EBITDA represents its earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items, including but not limited to, restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition and integration costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash and gains or losses on certain legal settlements.

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
For the Three Months Ended March 31, 2023
Net revenues	$654	$440	$335	$1,429
Intersegment revenues	—	—	35	35
Total reportable segment net revenues	$654	$440	$370	$1,464
Adjusted EBITDA	$113	$93	$1	$207

For the Three Months Ended March 31, 2022
Net revenues	$697	$404	$372	$1,473
Intersegment revenues	—	—	31	31
Total reportable segment net revenues	$697	$404	$403	$1,504
Adjusted EBITDA	$116	$60	$24	$200

Reportable segment assets consisted of the following:

	Foodservice	Food Merchandising	Beverage Merchandising	Reportable Segment Total
As of March 31, 2023	$1,381	$811	$935	$3,127
As of December 31, 2022	1,411	804	1,054	3,269

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated (loss) income before income taxes:

	For the Three Months Ended March 31,
	2023	2022
Reportable segment Adjusted EBITDA	$207	$200
Unallocated	(18)	(18)
	189	182
Adjustments to reconcile to (loss) income before income taxes
Interest expense, net	(63)	(49)
Depreciation and amortization (excluding restructuring-related charges)	(84)	(84)
Beverage Merchandising Restructuring charges	(187)	—
Other restructuring and asset impairment charges (reversals)	1	—
Gain on sale of businesses and noncurrent assets	—	27
Non-cash pension (expense) income	(1)	10
Operational process engineering-related consultancy costs	—	(3)
Business integration costs	—	(4)
Unrealized (losses) gains on commodity derivatives	(2)	5
Foreign exchange losses on cash	(4)	(2)
Costs associated with legacy facility	—	(3)
Other	(1)	—
(Loss) income before tax	$(152)	$79

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of March 31, 2023	As of December 31, 2022
Reportable segment assets(1)	$3,127	$3,269
Unallocated(2)	3,908	4,037
Total assets	$7,035	$7,306

(1)
Reportable segment assets represent trade receivables, inventory and property, plant and equipment.
(2)
Unallocated is comprised of cash and cash equivalents, other current assets, assets held for sale, entity-wide property, plant and equipment, operating lease right-of-use assets, goodwill, intangible assets, related party receivables and other noncurrent assets.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended March 31,
	2023	2022
Foodservice
Containers	$268	$308
Drinkware	264	268
Tableware	75	65
Serviceware and other	47	56
Food Merchandising
Meat trays	106	85
Tableware	103	102
Bakery/snack/produce/fruit containers	88	91
Egg cartons	38	28
Prepared food trays	36	41
Other	69	57
Beverage Merchandising
Cartons for fresh beverage products	195	217
Liquid packaging board	128	115
Paper products	47	71
Reportable segment net revenues	1,464	1,504
Other / Unallocated
Other	2	22
Intersegment eliminations	(35)	(31)
Net revenues	$1,431	$1,495

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

Our Company

We are a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of on-trend and feature-rich products that protect, package and display food and beverages for today’s consumers. Our products include containers, drinkware (such as hot and cold cups and lids), cartons for fresh refrigerated beverage products, tableware, meat and poultry trays, paper products, liquid packaging board, serviceware, prepared food trays and egg cartons. Our products, many of which are made with recycled, recyclable or renewable materials, are sold to a diversified mix of customers, including restaurants, foodservice distributors, retailers, food and beverage producers, packers and processors. As of March 31, 2023, we report our business in three reportable segments: Foodservice, Food Merchandising and Beverage Merchandising. Refer to Note 18, Segment Information, for additional details.

Business Environment

During the first quarter of 2023, we experienced a continued moderation in consumer demand for certain of our products, primarily driven by sustained high levels of inflation and general macroeconomic uncertainty. While we have not seen a material economic contraction to-date, these pressures may continue to impact consumer demand and thus our customers’ purchasing decisions and order patterns throughout the remainder of 2023.

Our input costs have largely stabilized and have begun to moderate in certain circumstances as compared to recent periods, and our pricing strategy continues to provide us with flexibility to effectively manage our margins through cost recovery mechanisms and strategic competitive pricing.

We also believe that through the Beverage Merchandising Restructuring, we will continue to solidify our leadership position in large, growing end markets while prioritizing our distinctive core strengths. In this dynamic environment, we remain focused on servicing our customers and improving manufacturing productivity across our business.

Elevated interest rates and the resulting volatility within the capital markets over recent periods have created uncertainty with respect to the economic outlook. If economic conditions were to deteriorate, a further decline in consumer spending may result, which could lead to a meaningful decline in demand for our products in the remainder of 2023 and beyond.

Recent Developments and Items Impacting Comparability

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

We expect that the Beverage Merchandising Restructuring will enable us to maintain our strong position in the liquid packaging market by increasing our overall productivity over time and optimizing our manufacturing footprint. We also expect it to result in our exit from the uncoated freesheet paper market.

As part of these restructuring actions, we implemented a new operating and reporting structure during the second quarter of 2023. Therefore, as of the second quarter, we will begin to analyze the results of our business through the following reportable segments: Foodservice; and Food and Beverage Merchandising. As a result of this change, beginning with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2023, we will report our results in these two reportable segments.

We also continue to explore strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina facility. We have not set a timetable in relation to this process.

The operations impacted by the Beverage Merchandising Restructuring did not qualify for presentation as discontinued operations.

Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, and Note 18, Segment Information, for additional details.

Dispositions

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell Beverage Merchandising Asia. The transaction closed on August 2, 2022, and we received proceeds of $336 million.

During 2022, we committed to a plan to sell our remaining closures businesses included in the Other operating segment. We completed the sale of a substantial portion of these businesses on October 31, 2022, and the remaining operations in the first quarter of 2023, all for an immaterial amount.

On March 29, 2022, we completed the sale of our equity interests in Naturepak Beverage, our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. We received proceeds of $47 million and recognized a gain on the sale of our equity interests of $27 million during the three months ended March 31, 2022.

None of these dispositions qualify for presentation as discontinued operations.

Pension Partial Settlement Transactions

On September 20, 2022 and February 24, 2022, using PPPE assets, we purchased non-participating group annuity contracts from insurance companies and transferred a portion of the PPPE’s projected benefit obligations. In each instance, the respective insurance companies have assumed responsibility for pension benefits and annuity administration. The following table provides details regarding each transaction:

		(In millions)
Transaction Date	Reporting Period	Assets Transferred	Projected Benefit Obligations Transferred	Settlement Gain Recognized	Number of Participants Impacted
September 20, 2022	Q3 2022	$629	$656	$47	10,200
February 24, 2022	Q1 2022	1,260	1,257	10	13,300

Non-GAAP Measures – Adjusted EBITDA

In addition to financial measures determined in accordance with GAAP, we make use of the non-GAAP financial measure Adjusted EBITDA to evaluate and manage our business and to plan and make near-term and long-term operating and strategic decisions.

Adjusted EBITDA is defined as net (loss) income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition and integration costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash and gains or losses on certain legal settlements.

We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, make strategic decisions and incentivize and reward our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and Board of Directors. We also believe that using Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis because it excludes variations primarily caused by changes in the items noted above. In addition, our chief operating decision maker, who is our President and Chief Executive Officer, uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Instead, you should consider it alongside other financial performance measures, including our net (loss) income and other GAAP results. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses such as those that are the subject of adjustments made in deriving Adjusted EBITDA, and you should not infer from our presentation of Adjusted EBITDA that our future results will not be affected by these expenses or any unusual or non-recurring items. The following is a reconciliation of our net (loss) income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Net (loss) income (GAAP)	$(133)	$43
Income tax (benefit) expense	(19)	36
Interest expense, net	63	49
Depreciation and amortization (excluding restructuring-related charges)	84	84
Beverage Merchandising Restructuring charges(1)	187	—
Other restructuring and asset impairment charges (reversals)(2)	(1)	—
Gain on sale of businesses and noncurrent assets(3)	—	(27)
Non-cash pension expense (income)(4)	1	(10)
Operational process engineering-related consultancy costs(5)	—	3
Business integration costs6)	—	4
Unrealized losses (gains) on commodity derivatives	2	(5)
Foreign exchange losses on cash	4	2
Costs associated with legacy facility(7)	—	3
Other	1	—
Adjusted EBITDA (Non-GAAP)	$189	$182

(1)
Reflects charges related to the Beverage Merchandising Restructuring, including $90 million of accelerated depreciation expense. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects a partial reversal of the initial impairment charge taken in 2022 associated with our remaining closures businesses. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(3)
Reflects the gain from the sale of our equity interests in Naturepak Beverage. Refer to Note 2, Dispositions, for additional details.
(4)
Reflects the non-cash pension expense (income) related to our employee benefit plans, including the pension settlement gain of $10 million recognized during the three months ended March 31, 2022. Refer to Note 10, Employee Benefits, for additional details.
(5)
Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(6)
Reflects integration costs related to Fabri-Kal.
(7)
Reflects costs related to a closed facility that was sold prior to our acquisition of the entity.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Consolidated Results

	For the Three Months Ended March 31,
(In millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$1,431	100%	$1,495	100%	$(64)	(4)%
Cost of sales	(1,316)	(92)%	(1,263)	(84)%	(53)	(4)%
Gross profit	115	8%	232	16%	(117)	(50)%
Selling, general and administrative expenses	(130)	(9)%	(142)	(9)%	12	8%
Restructuring, asset impairment and other related charges	(73)	(5)%	—	—%	(73)	NM
Other income, net	—	—%	28	2%	(28)	NM
Operating (loss) income	(88)	(6)%	118	8%	(206)	NM
Non-operating (expense) income, net	(1)	—%	10	1%	(11)	NM
Interest expense, net	(63)	(4)%	(49)	(3)%	(14)	(29)%
(Loss) income before tax	(152)	(11)%	79	5%	(231)	NM
Income tax benefit (expense)	19	1%	(36)	(2)%	55	NM
Net (loss) income	$(133)	(9)%	$43	3%	$(176)	NM
Adjusted EBITDA(1)	$189	13%	$182	12%	$7	4%

(1)
Adjusted EBITDA is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA, including a reconciliation between net (loss) income and Adjusted EBITDA.

NM indicates that the calculation is “not meaningful”.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Dispositions	FX	Total
Net revenues	6%	(6)%	(4)%	—%	(4)%
By reportable segment:
Foodservice	(1)%	(5)%	—%	—%	(6)%
Food Merchandising	15%	(7)%	—%	1%	9%
Beverage Merchandising	7%	(6)%	(9)%	—%	(8)%

Net Revenues. Net revenues for the three months ended March 31, 2023 decreased by $64 million, or 4%, to $1,431 million compared to the prior year period. The decrease was primarily due to lower sales volume and the impact from dispositions, primarily the disposition of Beverage Merchandising Asia on August 2, 2022. Lower sales volume was primarily due to a focus on value over volume in the Foodservice and Food Merchandising segments and the market softening amid inflationary pressures in the Beverage Merchandising and Food Merchandising segments. These decreases were partially offset by favorable pricing, due to pricing actions in the Food Merchandising and Beverage Merchandising segments and the contractual pass-through of higher material costs across all segments.

Cost of Sales. Cost of sales for the three months ended March 31, 2023 increased by $53 million, or 4%, to $1,316 million compared to the prior year period. The increase was primarily due to $112 million of charges related to the Beverage Merchandising Restructuring as well as higher manufacturing costs across all of our segments. These increases were partially offset by lower sales volume and the impact from dispositions, primarily the disposition of Beverage Merchandising Asia.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2023 decreased by $12 million, or 8%, to $130 million compared to the prior year period. The decrease was primarily due to lower employee-related costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended March 31, 2023 included $74 million of charges related to the Beverage Merchandising Restructuring. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net for the three months ended March 31, 2022 included a gain of $27 million related to the sale of Naturepak Beverage.

Non-operating (Expense) Income, Net. Non-operating (expense) income, net, for the three months ended March 31, 2023 was $1 million of expense compared to $10 million of income for the three months ended March 31, 2022. The change was primarily due to a $10 million pension settlement gain recognized in the prior year period. Refer to Note 10, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the three months ended March 31, 2023 increased by $14 million, or 29%, to $63 million, compared to the prior year period. The increase was primarily due to an increase in the interest rate on our floating rate term loans. Refer to Note 8, Debt, for additional details.

Income Tax Benefit (Expense). During the three months ended March 31, 2023, we recognized a tax benefit of $19 million on a loss before tax of $152 million, compared to tax expense of $36 million on income before tax of $79 million for the prior year period. The effective tax rate was driven primarily by the inability to recognize a tax benefit on all interest expense. The effective tax rate during the prior year period was primarily attributable to a $14 million discrete expense from the sale of our equity interests in Naturepak Beverage.

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2023 increased by $7 million, or 4%, to $189 million compared to the prior year period. The increase reflects favorable pricing, net of material costs passed through, and lower transportation costs, partially offset by higher manufacturing costs and lower sales volume. Higher costs included $15 million related to a scheduled cold mill outage.

Segment Information

Foodservice

	For the Three Months Ended March 31,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$654	$697	$(43)	(6)%
Segment Adjusted EBITDA	$113	$116	$(3)	(3)%
Segment Adjusted EBITDA margin	17%	17%

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended March 31, 2023 decreased by $43 million, or 6%, to $654 million compared to the prior year period. The decrease was primarily due to lower sales volume due to a continued focus on value over volume.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended March 31, 2023 decreased by $3 million, or 3%, to $113 million compared to the prior year period. The decrease was primarily due to higher manufacturing costs and lower sales volume, mostly offset by lower material costs, net of costs passed through, and lower transportation costs.

Food Merchandising

	For the Three Months Ended March 31,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$440	$404	$36	9%
Segment Adjusted EBITDA	$93	$60	$33	55%
Segment Adjusted EBITDA margin	21%	15%

Total Segment Net Revenues. Food Merchandising total segment net revenues for the three months ended March 31, 2023 increased by $36 million, or 9%, to $440 million compared to the prior year period. The increase was primarily due to favorable pricing, due to pricing actions taken to offset higher input costs including pricing benefit from the extension of key business, and the contractual pass-through of higher material costs, partially offset by lower sales volume, primarily due to a focus on value over volume and the market softening amid inflationary pressures.

Adjusted EBITDA. Food Merchandising Adjusted EBITDA for the three months ended March 31, 2023 increased by $33 million, or 55%, to $93 million compared to the prior year period. The increase was primarily due to favorable pricing, net of material costs passed through, partially offset by higher manufacturing costs and lower sales volume.

Beverage Merchandising

	For the Three Months Ended March 31,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$370	$403	$(33)	(8)%
Segment Adjusted EBITDA	$1	$24	$(23)	(96)%
Segment Adjusted EBITDA margin	—%	6%

Total Segment Net Revenues. Beverage Merchandising total segment net revenues for the three months ended March 31, 2023 decreased by $33 million, or 8%, to $370 million compared to the prior year period. The decrease was primarily due to the impact from the disposition of Beverage Merchandising Asia on August 2, 2022 and lower sales volume primarily due to the market softening amid inflationary pressures. These decreases were partially offset by favorable pricing, due to pricing actions taken to offset higher input costs and the contractual pass-through of higher material costs.

Adjusted EBITDA. Beverage Merchandising Adjusted EBITDA for the three months ended March 31, 2023 decreased by $23 million, or 96%, to $1 million compared to the prior year period. The decrease was primarily due to higher manufacturing costs and the impact from the disposition of Beverage Merchandising Asia, partially offset by favorable pricing, net of material costs passed through. Higher costs included $15 million related to a scheduled cold mill outage.

Liquidity and Capital Resources

We manage our capital structure in an effort to most effectively execute our strategic priorities and maximize shareholder value. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. Our projected operating cash flows, cash on-hand and available capacity under our revolving credit facility are our primary sources of liquidity for the next 12 months. We expect our liquidity to fund capital expenditures, payments of interest and principal on our debt, cash-based restructuring charges and distributions to shareholders that require approval by our Board of Directors. Additionally, we may utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

Cash flows

Our cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by operating activities	$88	$120
Net cash used in investing activities	(60)	(5)
Net cash used in financing activities	(135)	(27)
Effect of exchange rate on cash and cash equivalents	1	—
Net (decrease) increase in cash and cash equivalents	$(106)	$88

Net cash flows were an outflow of $106 million in the current year period compared to an inflow of $88 million in the prior year period primarily due to $110 million of early debt repayments and repurchases in January and February 2023, proceeds received for the sale of Naturepak Beverage during the prior year period and lower net cash provided by operating activities. Net cash provided by operating activities decreased as compared to the prior year period primarily due to higher incentive compensation payments as well as higher cash interest payments, partially offset by the strategic inventory build during the prior year period that did not recur.

During the three months ended March 31, 2023, our primary source of cash was $88 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations, partially offset by $44 million of cash interest payments and $7 million of cash taxes. Our primary uses of cash for the same period were $110 million of early debt repayments and repurchases, $63 million of capital expenditures and $18 million of dividends paid.

During the three months ended March 31, 2022, our primary sources of cash were $120 million of net cash provided by operating activities and $47 million of proceeds from the sale of Naturepak Beverage. The net cash provided by operating activities reflects income from operations, partially offset by $22 million of cash interest payments and $19 million of cash taxes. Our primary uses of cash for the same period were $50 million of capital expenditures and $18 million of dividends paid.

Dividends

During each of the three months ended March 31, 2023 and 2022, we paid cash dividends of $18 million. On May 5, 2023, our Board of Directors declared a dividend of $0.10 per share to be paid on June 15, 2023 to shareholders of record as of May 31, 2023.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of March 31, 2023, we had $4,045 million of total principal amount of borrowings. Refer to Note 8, Debt, for additional details. Of our total debt, $2,115 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement. As of March 31, 2023, the underlying one-month LIBO rate for amounts borrowed under our Credit Agreement was 4.84%. During the fourth quarter of 2022, we entered into derivative financial instruments with large institutions that fixed the LIBO rate at a weighted average rate of 4.12% for an aggregate notional amount of $1,000 million to hedge a portion of the interest rate exposure resulting from our U.S. term loans and classified the instruments as cash flow hedges. Our cash flow hedge contracts mature in October 2025.

During January and February of 2023, we repaid and repurchased an aggregate of $110 million of our U.S. term loans Tranche B-2.

In April 2023, we amended the Credit Agreement and our interest rate swap agreements, replacing the LIBOR-based reference rate with a Secured Overnight Financing Rate (“SOFR”) based reference rate, effective for interest and swap payments for the period commencing April 28, 2023. The weighted average fixed rate of 4.120% for our interest rate swap agreements was unchanged as a result of these amendments.

Based on the one-month LIBO rate as of March 31, 2023, and including the impact of our interest rate swap agreements, our 2023 annual cash interest obligations on our borrowings are expected to be approximately $260 million.

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

Liquidity and working capital

Our liquidity position is summarized in the table below:

(In millions, except for current ratio)	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents(1)	$427	$531
Availability under revolving credit facility	200	200
	$627	$731
Working capital(2)	1,153	1,305
Current ratio	2.3	2.4
(1)
Excludes $2 million of cash classified as held for sale as of December 31, 2022.
(2)
Includes $6 million of assets and $3 million of liabilities classified as held for sale as of December 31, 2022.

As of March 31, 2023, we had $427 million of cash and cash equivalents on-hand. We also had $200 million available for drawing under our revolving credit facility, net of $50 million utilized in the form of letters of credit under the facility. Our next debt maturity is $217 million of Pactiv Debentures due in December 2025, excluding amortization payments related to our U.S. term loans tranche B-3 under our Credit Agreement.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. Our primary drivers of decreased liquidity for the three months ended March 31, 2023 were $110 million of debt repayments and repurchases, $63 million of capital expenditures and $18 million of dividends paid. These drivers of decreased liquidity were partially offset by net operating cash flows of $88 million during the three months ended March 31, 2023. We currently anticipate incurring a total of approximately $280 million in capital expenditures and cash restructuring charges in the range of $120 million to $130 million during 2023.

During the three months ended March 31, 2023, our working capital decreased $152 million, or 12%, primarily due to $110 million of early debt repayments and repurchases, capital expenditures and dividend payments, which were partially offset by income from operations. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

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

Critical Accounting Policies, Estimates and Assumptions

The most critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations and require us to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

New accounting standards that we have recently adopted, as well as accounting standards that have been recently issued but not yet adopted by us, is included in Note 1, Nature of Operations and Basis of Presentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during the three months ended March 31, 2023. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

During the first quarter of 2023, we transitioned to a new financial reporting consolidation system. Internal controls over the new consolidation system were in place at March 31, 2023.

Other than as described in the preceding paragraph, there were no material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the interim Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
Exhibit	Exhibit Title	Filed Here-With?	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		8-K	3.1	Sept. 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.		8-K	3.2	Sept. 21, 2020
10.1*	Annual Incentive Plan: Summary Plan Description.	X
10.2*	Long-Term Incentive Plan: Summary Plan Description.	X
10.3*	Form of Restricted Stock Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	X
10.4*	Form of Restricted Stock Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	X
10.5*	Form of Performance Share Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	X
10.6*	Transaction Bonus Agreement, dated as of March 28, 2023, between Byron J. Racki and the Registrant.	X
10.7**	Master Supply Agreement, dated as of November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer, and Amendment No. 1 and Amendment No. 2 thereto.	X
10.8**	Master Supply Agreement, dated as of November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer, and Amendment No. 1 and Amendment No. 2 thereto.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan.

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are of the type that the registrant treats as private or confidential. The registrant agrees to furnish an unredacted copy of this exhibit and the registrant’s materiality and privacy or confidentiality analyses on a supplemental basis to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV EVERGREEN INC.
(Registrant)

By:	/s/ Jonathan H. Baksht
Jonathan H. Baksht
Chief Financial Officer (principal financial officer and principal accounting officer)
May 8, 2023