Form 10-Q
period 2023-06-30
Pactiv Evergreen Inc.
filed 2023-08-03
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 001-39528

PACTIV EVERGREEN INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-0927268
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

The registrant had 178,385,804 shares of common stock, $0.001 par value per share, outstanding as of July 26, 2023.

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
•
the macroeconomic environment globally and in North America, including higher rates of inflation and the risk of recession;
•
the restructuring of our Beverage Merchandising operations;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of (Loss) Income

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$1,426	$1,640	$2,857	$3,135
Cost of sales	(1,342)	(1,332)	(2,658)	(2,595)
Gross profit	84	308	199	540
Selling, general and administrative expenses	(136)	(148)	(266)	(290)
Restructuring, asset impairment and other related charges	(32)	(1)	(105)	(1)
Other income, net	4	12	4	40
Operating (loss) income	(80)	171	(168)	289
Non-operating (expense) income, net	(3)	(2)	(4)	8
Interest expense, net	(64)	(50)	(127)	(99)
(Loss) income before tax	(147)	119	(299)	198
Income tax benefit (expense)	8	(45)	27	(81)
Net (loss) income	(139)	74	(272)	117
Income attributable to non-controlling interests	—	(1)	(1)	(1)
Net (loss) income attributable to Pactiv Evergreen Inc. common shareholders	$(139)	$73	$(273)	$116
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
Basic	$(0.78)	$0.41	$(1.54)	$0.65
Diluted	$(0.78)	$0.40	$(1.54)	$0.65

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(139)	$74	$(272)	$117
Other comprehensive income (loss), net of income taxes:
Currency translation adjustments	10	(10)	24	(6)
Defined benefit plans	—	—	(1)	(103)
Interest rate derivatives	14	—	8	—
Other comprehensive income (loss)	24	(10)	31	(109)
Comprehensive (loss) income	(115)	64	(241)	8
Comprehensive income attributable to non-controlling interests	—	(1)	(1)	(1)
Comprehensive (loss) income attributable to Pactiv Evergreen Inc. common shareholders	$(115)	$63	$(242)	$7

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of June 30, 2023	As of December 31, 2022
Assets
Cash and cash equivalents	$302	$531
Accounts receivable, net of allowances of $3 and $3	468	448
Related party receivables	38	46
Inventories	927	1,062
Other current assets	114	126
Assets held for sale	—	6
Total current assets	1,849	2,219
Property, plant and equipment, net	1,488	1,773
Operating lease right-of-use assets, net	268	262
Goodwill	1,815	1,815
Intangible assets, net	1,034	1,064
Other noncurrent assets	176	173
Total assets	$6,630	$7,306
Liabilities
Accounts payable	$352	$388
Related party payables	8	6
Current portion of long-term debt	18	31
Current portion of operating lease liabilities	62	65
Income taxes payable	3	6
Accrued and other current liabilities	402	415
Liabilities held for sale	—	3
Total current liabilities	845	914
Long-term debt	3,822	4,105
Long-term operating lease liabilities	220	209
Deferred income taxes	255	319
Long-term employee benefit obligations	59	60
Other noncurrent liabilities	144	146
Total liabilities	$5,345	$5,753
Commitments and contingencies (Note 12)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 178,385,804 and 177,926,081 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	660	647
Accumulated other comprehensive loss	(71)	(102)
Retained earnings	693	1,003
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,282	1,548
Non-controlling interests	3	5
Total equity	1,285	1,553
Total liabilities and equity	$6,630	$7,306

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Earnings	Interests	Equity
For the Three Months Ended June 30, 2022
Balance as of March 31, 2022	177.7	$—	$628	$(198)	$783	$4	$1,217
Net income	—	—	—	—	73	1	74
Other comprehensive loss, net of income taxes	—	—	—	(10)	—	—	(10)
Equity based compensation	—	—	6	—	—	—	6
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of June 30, 2022	177.7	$—	$634	$(208)	$838	$5	$1,269

For the Three Months Ended June 30, 2023
Balance as of March 31, 2023	178.3	$—	$650	$(95)	$851	$4	$1,410
Net loss	—	—	—	—	(139)	—	(139)
Other comprehensive income, net of income taxes	—	—	—	24	—	—	24
Equity based compensation	—	—	10	—	—	—	10
Vesting of restricted stock units, net of tax withholdings	0.1	—	—	—	—	—	—
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(19)	—	(19)
Dividends declared - non-controlling shareholders	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2023	178.4	$—	$660	$(71)	$693	$3	$1,285

For the Six Months Ended June 30, 2022
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288
Net income	—	—	—	—	116	1	117
Other comprehensive loss, net of income taxes	—	—	—	(109)	—	—	(109)
Equity based compensation	—	—	10	—	—	—	10
Vesting of restricted stock units, net of tax withholdings	0.4	—	(1)	—	—	—	(1)
Dividends declared - common shareholders ($0.20 per share)	—	—	—	—	(36)	—	(36)
Balance as of June 30, 2022	177.7	$—	$634	$(208)	$838	$5	$1,269

For the Six Months Ended June 30, 2023
Balance as of December 31, 2022	177.9	$—	$647	$(102)	$1,003	$5	$1,553
Net (loss) income	—	—	—	—	(273)	1	(272)
Other comprehensive income, net of income taxes	—	—	—	31	—	—	31
Equity based compensation	—	—	15	—	—	—	15
Vesting of restricted stock units, net of tax withholdings	0.5	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.20 per share)	—	—	—	—	(37)	—	(37)
Dividends declared - non-controlling shareholders	—	—	—	—	—	(2)	(2)
Disposal of subsidiary	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2023	178.4	$—	$660	$(71)	$693	$3	$1,285

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating Activities:
Net (loss) income	$(272)	$117
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	433	170
Deferred income taxes	(67)	45
Unrealized losses (gains) on derivatives	1	(6)
Restructuring related non-cash charges (net of reversals)	41	—
Loss (gain) on sale of businesses and noncurrent assets	1	(27)
Non-cash portion of employee benefit obligations	4	(7)
Non-cash portion of operating lease expense	40	41
Equity based compensation	15	10
Other non-cash items, net	1	13
Change in assets and liabilities:
Accounts receivable, net	(7)	(54)
Inventories	108	(269)
Accounts payable	(27)	127
Operating lease payments	(41)	(40)
Accrued and other current liabilities	(18)	58
Other assets and liabilities	3	(12)
Net cash provided by operating activities	215	166
Investing Activities:
Acquisition of property, plant and equipment	(116)	(114)
Disposal of businesses and joint venture equity interests, net of cash disposed	1	47
Other investing activities	1	(2)
Net cash used in investing activities	(114)	(69)
Financing Activities:
Long-term debt repayments	(294)	(11)
Dividends paid to common shareholders	(36)	(36)
Other financing activities	(7)	(6)
Net cash used in financing activities	(337)	(53)
Effect of exchange rate changes on cash and cash equivalents	5	(3)
(Decrease) increase in cash and cash equivalents	(231)	41
Cash and cash equivalents, including amounts classified as held for sale, as of beginning of the period	533	214
Cash and cash equivalents as of end of the period	$302	$255
Cash and cash equivalents are comprised of:
Cash and cash equivalents	$302	$246
Cash and cash equivalents classified as assets held for sale	—	9
Cash and cash equivalents as of end of the period	$302	$255
Cash paid:
Interest	$135	$98
Income taxes paid, net	31	35

Significant non-cash investing and financing activities

During the six months ended June 30, 2023 and 2022, we recognized operating lease right-of-use assets and lease liabilities of $39 million and $25 million, respectively.

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

Note 2. Dispositions

Beverage Merchandising Asia

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan (“Beverage Merchandising Asia”) included in the Food and Beverage Merchandising segment. The transaction closed on August 2, 2022, and we received proceeds of $336 million. The operations of Beverage Merchandising Asia did not meet the criteria to be presented as discontinued operations. Income from operations before income taxes for Beverage Merchandising Asia for the three and six months ended June 30, 2022 was $6 million and $11 million, respectively.

Closures Businesses

During 2022, we committed to a plan to sell our remaining closures businesses included in the Other operating segment. We completed the sale of a substantial portion of these businesses on October 31, 2022, and the remaining operations on March 1, 2023, all for an immaterial amount. We recognized a partial reversal of the initial impairment charge of $1 million during the six months ended June 30, 2023 which was reflected in restructuring, asset impairment and other related charges. The operations of the remaining closures businesses did not meet the criteria to be presented as discontinued operations. The remaining closures businesses’ income from operations before income taxes for the six months ended June 30, 2023 and 2022 was immaterial.

Naturepak Beverage

On March 29, 2022, we completed the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. (“Naturepak Beverage”), our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. We received proceeds of $47 million and recognized a gain on the sale of our equity interests of $27 million during the six months ended June 30, 2022 which was reflected in other income, net. Our interests in Naturepak Beverage did not meet the criteria to be presented as discontinued operations. The income from operations before income taxes from our equity interests in Naturepak Beverage for the six months ended June 30, 2022 was immaterial.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 3. Restructuring, Asset Impairment and Other Related Charges

On March 6, 2023, we announced the Beverage Merchandising Restructuring, a plan approved by our Board of Directors to take significant restructuring actions related to our Beverage Merchandising operations. The Beverage Merchandising Restructuring includes, among other things:

•
Closure of our Canton, North Carolina mill, including the cessation of mill operations, during the second quarter of 2023;
•
Closure of our Olmsted Falls, Ohio converting facility and concurrent reallocation of production to our remaining converting facilities during the second quarter of 2023; and
•
Reorganizing our operating and reporting structure to achieve increased efficiencies and related cost savings.

The Beverage Merchandising Restructuring resulted in a workforce reduction of approximately 1,300 employees. We also continue to explore strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina facility. We have not set a timetable in relation to this process.

As a result of the Beverage Merchandising Restructuring, we incurred charges during the three and six months ended June 30, 2023, and we estimate we will incur further charges in future periods, as follows:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023	Total Expected Charges(1)
Non-cash:
Accelerated property, plant and equipment depreciation	$177	$267	$280
Other non-cash charges(2)	10	43	45 - 50
Total non-cash charges	187	310	325 - 330
Cash:
Severance, termination and related costs	7	39	45
Exit, disposal and other transition costs(3)	22	54	85 - 115
Total cash charges	29	93	130 - 160
Total Beverage Merchandising Restructuring charges	$216	$403	$ 455 - 490
(1)
We expect to incur these charges primarily during 2023. These estimates are provisional and include significant management judgments and assumptions that could change materially as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional restructuring charges or impairments not reflected above.
(2)
Other non-cash charges include the write-down of certain spare parts classified as inventories on our condensed consolidated balance sheet, the write-off of scrapped raw materials and certain construction in-progress balances and accelerated amortization expense for certain operating lease right-of-use assets.
(3)
Exit, disposal and other transition costs are primarily related to equipment decommissioning and dismantlement, transition labor associated with the facility closures and management restructuring, site remediation, contract terminations, system conversion and other related costs.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The Beverage Merchandising Restructuring charges and other restructuring and asset impairment charges (net of reversals) were classified on our condensed consolidated statements of (loss) income as follows by segment:

	Food and Beverage Merchandising	Other	Total
For the Three Months Ended June 30, 2023
Cost of sales	$182	$—	$182
Selling, general and administrative expenses	3	—	3
Restructuring, asset impairment and other related charges	29	3	32
Total	$214	$3	$217

For the Six Months Ended June 30, 2023
Cost of sales	$294	$—	$294
Selling, general and administrative expenses	4	—	4
Restructuring, asset impairment and other related charges	98	7	105
Total	$396	$7	$403

During the three and six months ended June 30, 2022, we recorded $1 million of other restructuring charges within the Food and Beverage Merchandising segment, which were reflected within restructuring, asset impairment and other related charges.

The following table summarizes the changes to our restructuring liability related to the Beverage Merchandising Restructuring during the six months ended June 30, 2023:

	December 31, 2022	Charges to Earnings	Cash Paid	June 30, 2023
Severance, termination and related costs	$—	$39	$(22)	$17
Exit, disposal and other transition costs	—	54	(21)	33
Total(1)	$—	$93	$(43)	$50
(1)
Included $44 million classified within accrued and other current liabilities and $6 million classified within other non-current liabilities as of June 30, 2023.
Note 4. Inventories

The components of inventories consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Raw materials	$236	$260
Work in progress	96	101
Finished goods	502	596
Spare parts	93	105
Inventories	$927	$1,062

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Land and land improvements	$73	$72
Buildings and building improvements	677	661
Machinery and equipment	3,579	3,485
Construction in progress	176	189
Property, plant and equipment, at cost	4,505	4,407
Less: accumulated depreciation	(3,017)	(2,634)
Property, plant and equipment, net	$1,488	$1,773

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of (loss) income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$234	$65	$386	$128
Selling, general and administrative expenses	10	6	17	12
Total depreciation expense(1)	$244	$71	$403	$140
(1)
For the three and six months ended June 30, 2023, total depreciation expense included $177 million and $267 million, respectively, of accelerated depreciation expense related to the Beverage Merchandising Restructuring, substantially all of which was included in cost of sales. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Note 6. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food and Beverage Merchandising	Total
As of December 31, 2022	$993	$822	$1,815
Reclassified due to segment composition change	(35)	35	—
As of June 30, 2023	$958	$857	$1,815

In the second quarter of 2023, in conjunction with the Beverage Merchandising Restructuring, we implemented a new operating and reporting structure resulting in the combination of our legacy Food Merchandising and Beverage Merchandising segments, creating our Food and Beverage Merchandising segment. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details. We also reorganized the management of certain product lines from our Foodservice segment to our Food and Beverage Merchandising segment. Refer to Note 18, Segment Information, for additional details. The change in the management of certain product lines resulted in a $35 million reclassification of goodwill between the segments based on the estimated relative fair value of the product lines compared to the estimated fair value of the Foodservice reporting unit. We have reflected these changes in our segments in the table above.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Intangible assets, net consisted of the following:

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,062	$(669)	$393	$1,060	$(639)	$421
Trademarks	42	(14)	28	42	(12)	30
Other	7	(7)	—	7	(7)	—
Total finite-lived intangible assets	$1,111	$(690)	$421	$1,109	$(658)	$451
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,724	$(690)	$1,034	$1,722	$(658)	$1,064

Amortization expense for intangible assets of $15 million and $30 million for each of the three and six months ended June 30, 2023 and 2022, respectively, was recognized in selling, general and administrative expenses.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Rebates and credits	$114	$108
Personnel costs	90	160
Restructuring costs(1)	44	—
Interest	17	17
Other(2)	137	130
Accrued and other current liabilities	$402	$415

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 8. Debt

Debt consisted of the following:

	As of	As of
	June 30,	December 31,
	2023	2022
Credit Agreement	$1,933	$2,227
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	217	217
8.375% Debentures due 2027	167	167
Other	45	49
Total principal amount of borrowings	3,862	4,160
Deferred debt issuance costs (“DIC”)	(13)	(14)
Original issue discounts, net of premiums (“OID”)	(9)	(10)
	3,840	4,136
Less: current portion	(18)	(31)
Long-term debt	$3,822	$4,105

We were in compliance with all debt covenants during the six months ended June 30, 2023 and the year ended December 31, 2022.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). As of June 30, 2023, the Credit Agreement comprised the following term and revolving tranches:

	Maturity Date	Value Drawn or Utilized as of June 30, 2023	Applicable Interest Rate as of June 30, 2023
Term Tranches
U.S. term loans Tranche B-2	February 5, 2026	$935	SOFR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$998	SOFR (floor of 0.500%) + 3.250%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2024	$50	—
(1)
The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

During the first quarter of 2023, we repaid $110 million of our U.S. term loans Tranche B-2. The repayment was first applied to the remaining U.S term loans Tranche B-2 quarterly amortization payments, thereby eliminating all remaining quarterly amortization payments for the U.S term loans Tranche B-2, with the residual balance applied to the outstanding principal balance due at maturity. During the second quarter of 2023, we repaid a further $180 million of our U.S. term loans Tranche B-2.

On April 17, 2023, we amended the Credit Agreement, replacing the LIBOR-based reference rate with a Secured Overnight Financing Rate (“SOFR”) based reference rate, effective for interest payments for the period commencing April 28, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged, and our election to use certain practical expedients under Accounting Standards Codification Topic 848: Reference Rate Reform resulted in no material impacts on our condensed consolidated financial statements.

On July 26, 2023, we further amended the Credit Agreement to extend the maturity date on our $250 million Revolving Tranche facility from August 5, 2024 to August 5, 2025. There were no other material changes to the terms of the Credit Agreement as a result of this amendment.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 and B-3 for the six months ended June 30, 2023 and 2022 were 8.02%, 8.05%, 3.74% and 4.15%, respectively. Including the impact of interest rate swap agreements, which were entered into in the fourth quarter of 2022, the weighted average rate on our U.S. term loans was 7.71% for the six months ended June 30, 2023. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates. Refer to Note 9, Financial Instruments, for additional details regarding the interest rate swap agreements.

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement to the extent permitted by law. The borrowers and the guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the holders of the Notes.

Indebtedness under the Credit Agreement may be voluntarily repaid, in whole or in part, and must be mandatorily repaid in certain circumstances. We are required to make quarterly amortization payments of 0.25% of the principal amount of our U.S. term loans Tranche B-3. Additionally, we are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due for the year ended December 31, 2022.

The Credit Agreement contains customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the Credit Agreement.

Notes

As of June 30, 2023, our outstanding Notes were as follows:

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

Pactiv Debentures

As of June 30, 2023, our outstanding debentures (together, the “Pactiv Debentures”) were as follows:

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

Other borrowings

Other borrowings represented finance lease obligations of $45 million and $49 million as of June 30, 2023 and December 31, 2022, respectively.

Scheduled maturities

Below is a schedule of required future repayments on our debt outstanding as of June 30, 2023:

2023	$9
2024	17
2025	233
2026	951
2027	1,183
Thereafter	1,469
Total principal amount of borrowings	$3,862

Fair value of our long-term debt

The fair value of our long-term debt as of June 30, 2023 and December 31, 2022 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of June 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$1,923	$1,931	$2,217	$2,206
Notes:
4.000% Senior Secured Notes due 2027	994	894	993	890
4.375% Senior Secured Notes due 2028	496	438	496	447
Pactiv Debentures:
7.950% Debentures due 2025	216	220	215	210
8.375% Debentures due 2027	166	170	166	162
Other	45	45	49	49
Total	$3,840	$3,698	$4,136	$3,964

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense:
Credit Agreement	$43	$23	$86	$44
Notes	16	16	31	31
Pactiv Debentures	8	9	16	19
Interest income	(3)	(1)	(7)	(1)
Amortization of DIC and OID	1	1	2	2
Realized derivative gains	(2)	—	(3)	—
Net foreign currency exchange losses	—	—	—	1
Other	1	2	2	3
Interest expense, net	$64	$50	$127	$99

Note 9. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of June 30, 2023		As of December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$—	$(6)	$—	$(5)
Interest rate derivatives	13	(3)	8	(9)
Total fair value	$13	$(9)	$8	$(14)
Classification:
Other current assets	$11	$—	$7	$—
Other noncurrent assets	2	—	1	—
Accrued and other current liabilities	—	(4)	—	(3)
Other noncurrent liabilities	—	(5)	—	(11)
Total fair value	$13	$(9)	$8	$(14)

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

During the fourth quarter of 2022, we entered into derivative financial instruments with several large financial institutions which swapped the LIBO rate for a weighted average fixed rate of 4.120% for an aggregate notional amount of $1,000 million to hedge a portion of the interest rate exposure resulting from our U.S. term loans. These instruments are classified as cash flow hedges and mature in October 2025. In April 2023, we amended our interest rate swap agreements to replace the interest rate benchmark from LIBOR to SOFR, effective for swap payments for the period commencing April 28, 2023. Other than the foregoing, the material terms of the interest rate swap agreements remain unchanged, including the weighted average fixed rate of 4.120%, and our election to use certain practical expedients under Accounting Standards Codification Topic 848: Reference Rate Reform resulted in no material impacts on our condensed consolidated financial statements.

During the three and six months ended June 30, 2023 and 2022, we recognized an unrealized gain of $1 million, an unrealized loss of $1 million, an unrealized gain of $1 million and an unrealized gain of $6 million, respectively, in cost of sales, for our commodity swap contracts.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

During the three and six months ended June 30, 2023, we recognized realized gains of $2 million and $3 million, respectively, within interest expense, net and unrealized gains of $21 million and $14 million, respectively, within other comprehensive income (loss) for our interest rate derivatives. At June 30, 2023, we expected to reclassify $8 million of gains, net of tax, from AOCL to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The following table provides the detail of outstanding commodity derivative contracts as of June 30, 2023:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Natural gas swaps	Million BTU	4,190,109	$3.94 - $5.37	August 2023 - Dec 2025

Note 10. Employee Benefits

Net periodic benefit (expense) income for our defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$(1)	$(1)	$(1)	$(1)
Interest cost	(12)	(16)	(25)	(37)
Expected return on plan assets	9	14	20	35
Amortization of actuarial gains	—	—	1	—
Ongoing net periodic benefit cost	(4)	(3)	(5)	(3)
Income due to settlements(1)	—	—	—	10
Total net periodic benefit (expense) income	$(4)	$(3)	$(5)	$7
(1)
Refer to the Pension Partial Settlement Transaction section below for additional details.

Net periodic benefit (expense) income for defined benefit pension plans and other post-employment benefit plans was recognized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$(1)	$(1)	$(1)	$(1)
Non-operating (expense) income, net	(3)	(2)	(4)	8
Total net periodic benefit (expense) income	$(4)	$(3)	$(5)	$7

Contributions to the Pension Plan for Pactiv Evergreen (“PPPE”) during the year ending December 31, 2023 are expected to be less than $1 million.

Pension Partial Settlement Transaction

On February 24, 2022 using PPPE assets, we purchased a non-participating group annuity contract from an insurance company and transferred $1,257 million of the PPPE’s projected benefit obligations. The insurance company has assumed responsibility for pension benefits and annuity administration. The transaction resulted in the recognition of a $10 million non-cash settlement gain in the six months ended June 30, 2022.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 11. Other Income, Net

Other income, net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(Loss) gain on sale of businesses and noncurrent assets	$(1)	$—	$(1)	$27
Gain on legal settlement(1)	—	15	—	15
Other	5	(3)	5	(2)
Other income, net	$4	$12	$4	$40
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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of accumulated other comprehensive loss (“AOCL”):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Currency translation adjustments:
Balance as of beginning of period	$(175)	$(203)	$(189)	$(207)
Currency translation adjustments	10	(10)	24	(6)
Other comprehensive income (loss)	10	(10)	24	(6)
Balance as of end of period	$(165)	$(213)	$(165)	$(213)
Defined benefit plans:
Balance as of beginning of period	$87	$5	$88	$108
Net actuarial loss arising during year(1)	—	—	—	(126)
Deferred tax benefit on net actuarial loss	—	—	—	31
Gain reclassified from AOCL:
Amortization of experience gains	—	—	(1)	—
Defined benefit plan settlement gain	—	—	—	(10)
Deferred tax expense on reclassification	—	—	—	2
Other comprehensive loss	—	—	(1)	(103)
Balance as of end of period	$87	$5	$87	$5
Interest rate derivatives:
Balance as of beginning of period	$(7)	$—	$(1)	$—
Net derivative gain	21	—	14	—
Deferred tax expense on net derivative gain	(6)	—	(4)	—
Gain reclassified from AOCL	(2)	—	(3)	—
Deferred tax expense on reclassification	1	—	1	—
Other comprehensive income	14	—	8	—
Balance as of end of period	$7	$—	$7	$—
AOCL
Balance as of beginning of period	$(95)	$(198)	$(102)	$(99)
Other comprehensive income (loss)	24	(10)	31	(109)
Balance as of end of period	$(71)	$(208)	$(71)	$(208)

(1)
Net actuarial loss arising during the six months ended June 30, 2022 relates to the interim measurement of the PPPE due to the pension partial settlement transaction and was primarily due to asset returns, partially offset by an increase in the discount rate utilized in measuring plan obligations, reflecting changes in market rates. Refer to Note 10, Employee Benefits, for additional details.

Note 14. Income Taxes

The effective tax rates for the three and six months ended June 30, 2023 and 2022 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended June 30, 2023, we recognized a tax benefit of $8 million on loss before tax of $147 million. The effective tax rate was driven primarily by the inability to recognize a tax benefit on all interest expense. During the six months ended June 30, 2023, we recognized a tax benefit of $27 million on loss before tax of $299 million. The effective tax rate was driven primarily by the inability to recognize a tax benefit on all interest expense.

During the three months ended June 30, 2022, we recognized a tax expense of $45 million on income from continuing operations before tax of $119 million. The effective tax rate was driven primarily by the mix of income taxed at varying rates among the jurisdictions in which we operate and an inability to recognize a tax benefit on all interest expense. During the six months ended June 30, 2022, we recognized a tax expense of $81 million on income from continuing

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

operations before tax of $198 million. The effective tax rate was driven primarily by a $14 million discrete expense from the sale of our equity interests in Naturepak Beverage, as well as the mix of income taxed at varying rates among the jurisdictions in which we operate and an inability to recognize a tax benefit on all interest expense.

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. As of June 30, 2023, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $9 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 15. Related Party Transactions

As of June 30, 2023, approximately 77% of our shares were owned by PFL.

Transactions with our related parties are detailed below. All of our related parties are commonly controlled by Mr. Graeme Hart, our controlling shareholder, except for our joint ventures.

	Income (expense) for the		Income (expense) for the
	Three Months Ended June 30,		Six Months Ended June 30,		Balance Outstanding as of
	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Joint ventures
Included in other current assets					$3	$3
Sale of goods and services(1)	$2	$3	$4	$10
Other common controlled entities
Related party receivables(2)					38	46
Sale of goods and services(2)	93	106	199	206
Transition services agreements and rental income(2)	—	—	1	1
Charges(3)	4	3	4	3
Related party payables(2)					(8)	(6)
Purchase of goods(2)	(10)	(21)	(37)	(48)
Charges(3)	(4)	(3)	(7)	(6)

(1)
All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and settled on normal trade terms.
(2)
We sell and purchase various goods and services with Reynolds Consumer Products Inc. (“RCPI”) under contractual arrangements that expire over a variety of periods through December 31, 2027. During the first quarter of 2023, we amended these contractual arrangements with RCPI, which, among other things, extended the expiration date for certain arrangements and included price adjustments for certain goods we sold to and purchased from RCPI in the current and prior periods. The price adjustments resulted in $22 million of incremental net revenues and $9 million of incremental costs of goods sold recognized during the six months ended June 30, 2023.

We also lease a portion of two facilities to RCPI and are party to an information technology services agreement with RCPI. We do not trade with Graham Packaging Company Inc. (“GPCI”) on an ongoing basis. We also are party to a transition services agreement with GPCI.

(3)
These charges are for various costs incurred including services provided under a transition services agreement, an insurance sharing agreement and an investment advisory agreement with Rank Group Limited (“Rank”). All amounts are unsecured, non-interest bearing and settled on normal trade terms.
Note 16. Equity Based Compensation

We established the Pactiv Evergreen Inc. Equity Incentive Plan (the “Equity Incentive Plan”) for purposes of granting stock or other equity based compensation awards to our employees (including our senior management), directors, consultants and advisors. As of June 30, 2023, the maximum number of shares of common stock available for issuance under our Equity Incentive Plan was 915,130 shares.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Equity based compensation costs were $10 million, $15 million, $6 million and $10 million for the three and six months ended June 30, 2023 and 2022, respectively, substantially all of which was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the six months ended June 30, 2023, we granted restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs require future service to be provided and vest in annual installments over a period ranging from one to three years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2023:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,983	$11.89
Granted(1)	1,699	9.68
Forfeited	(89)	11.38
Vested	(583)	12.82
Non-vested, at June 30	3,010	$10.48

(1)
Includes 62 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of June 30, 2023 was $16 million, which is expected to be recognized over a weighted average period of 2.1 years. The total vest date fair value of shares that vested during the six months ended June 30, 2023 was $6 million.

Performance Share Units

During the six months ended June 30, 2023, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by our Compensation Committee, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2023:

(In thousands, except per share amounts)	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,155	$9.29
Granted(1)	1,658	9.55
Forfeited	(30)	9.57
Non-vested, at June 30	2,783	$9.44

(1)
Includes 106 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of June 30, 2023 was $23 million, which is expected to be recognized over a weighted average period of 2.2 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 17. Earnings Per Share

(Loss) earnings per share, including a reconciliation of the number of shares used for our (loss) earnings per share calculation, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net (loss) earnings attributable to common shareholders	$(139)	$73	$(273)	$116
Less: dividend-equivalents declared for equity based awards	(1)	(1)	(2)	(1)
Net (loss) earnings available to common shareholders	$(140)	$72	$(275)	$115
Denominator
Weighted average number of shares outstanding - basic	178.5	177.7	178.4	177.7
Effect of dilutive securities	—	0.6	—	0.5
Weighted average number of shares outstanding - diluted	178.5	178.3	178.4	178.2
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
Basic	$(0.78)	$0.41	$(1.54)	$0.65
Diluted	$(0.78)	$0.40	$(1.54)	$0.65

The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.6 million shares, 0.7 million shares, 0.4 million shares and 0.7 million shares for the three and six months ended June 30, 2023 and 2022, respectively.

On August 1, 2023, our Board of Directors declared a dividend of $0.10 per share to be paid on September 15, 2023 to shareholders of record as of August 31, 2023.

Note 18. Segment Information

In the second quarter of 2023, in conjunction with the Beverage Merchandising Restructuring, we implemented a new operating and reporting structure resulting in the combination of our legacy Food Merchandising and Beverage Merchandising segments, creating our Food and Beverage Merchandising segment. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details. We also reorganized the management of certain product lines from our Foodservice segment to our Food and Beverage Merchandising segment.

As of the end of the second quarter of 2023, we analyze the results of our business through our Foodservice and Food and Beverage Merchandising segments. All prior periods have been recast to reflect the current reportable segment structure and the change in the management of certain product lines. These reportable segments reflect our operating structure and the manner in which our Chief Operating Decision Maker (“CODM”), who is our President and Chief Executive Officer, assesses information for decision-making purposes. The key factors used to identify these reportable segments are the organization of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions. Our reportable segments are described as follows:

Foodservice - Manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Foodservice manufactures food containers, drinkware (hot and cold cups and lids), tableware, serviceware and other products which make eating on-the-go more enjoyable and easy to do.

Food and Beverage Merchandising - Manufactures products that protect and attractively display food and beverages while preserving freshness. Food and Beverage Merchandising products include cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets, clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and egg cartons. It also produces fiber-based liquid packaging board for its

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

internal requirements and to sell to other fresh beverage carton manufacturers. Prior to June 2023, it also produced a range of paper-based products which it sold to paper and packaging converters.

Other/Unallocated - In addition to our reportable segments, we had other operating segments that did not meet the threshold for presentation as a reportable segment. These operating segments comprised the remaining components of our former closures business, which generated revenue from the sale of caps and closures, and are presented as “Other.” As of March 31, 2023, we had disposed of all of the remaining components of our former closures business. Unallocated includes corporate costs, primarily relating to general and administrative functions such as finance, tax and legal and the effects of the PPPE.

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

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
For the Three Months Ended June 30, 2023
Net revenues	$656	$770	$1,426
Intersegment revenues	—	35	35
Total reportable segment net revenues	656	805	1,461
Adjusted EBITDA	128	109	237

For the Three Months Ended June 30, 2022
Net revenues	$749	$864	$1,613
Intersegment revenues	—	42	42
Total reportable segment net revenues	749	906	1,655
Adjusted EBITDA	161	111	272

For the Six Months Ended June 30, 2023
Net revenues	$1,270	$1,585	$2,855
Intersegment revenues	—	70	70
Total reportable segment net revenues	1,270	1,655	2,925
Adjusted EBITDA	234	210	444

For the Six Months Ended June 30, 2022
Net revenues	$1,402	$1,684	$3,086
Intersegment revenues	—	73	73
Total reportable segment net revenues	1,402	1,757	3,159
Adjusted EBITDA	271	201	472

Reportable segment assets consisted of the following:

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
As of June 30, 2023	$1,332	$1,537	$2,869
As of December 31, 2022	1,385	1,884	3,269

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated (loss) income before income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Reportable segment Adjusted EBITDA	$237	$272	$444	$472
Other	—	2	—	2
Unallocated	(20)	(25)	(38)	(43)
	217	249	406	431
Adjustments to reconcile to (loss) income before income taxes
Interest expense, net	(64)	(50)	(127)	(99)
Depreciation and amortization (excluding restructuring-related charges)	(82)	(86)	(166)	(170)
Beverage Merchandising Restructuring charges	(216)	—	(403)	—
Other restructuring and asset impairment charges (reversals)	(1)	(1)	—	(1)
(Loss) gain on sale of businesses and noncurrent assets	(1)	—	(1)	27
Non-cash pension (expense) income	(3)	(2)	(4)	8
Operational process engineering-related consultancy costs	—	(1)	—	(4)
Business integration costs	—	(2)	—	(6)
Unrealized gains (losses) on commodity derivatives	1	1	(1)	6
Foreign exchange gains (losses) on cash	2	—	(2)	(2)
Executive transition charges	—	(2)	—	(2)
Gains (losses) on legal settlements	—	15	(1)	15
Costs associated with legacy facility	—	(3)	—	(6)
Other	—	1	—	1
(Loss) income before tax	$(147)	$119	$(299)	$198

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of June 30, 2023	As of December 31, 2022
Reportable segment assets(1)	$2,869	$3,269
Unallocated(2)	3,761	4,037
Total assets	$6,630	$7,306

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Foodservice
Drinkware	$304	$348	$568	$612
Containers	238	275	467	542
Tableware	68	73	143	138
Serviceware and other	46	53	92	110
Food and Beverage Merchandising
Cartons for fresh beverage products	182	230	377	447
Bakery/snack/produce/fruit containers	139	152	266	287
Liquid packaging board	121	121	249	236
Meat trays	109	91	215	175
Tableware	103	111	206	213
Paper products	27	69	74	140
Prepared food trays	36	40	72	82
Egg cartons	32	29	70	57
Other	56	63	126	120
Reportable segment net revenues	1,461	1,655	2,925	3,159
Other / Unallocated
Other	—	27	2	49
Intersegment eliminations	(35)	(42)	(70)	(73)
Net revenues	$1,426	$1,640	$2,857	$3,135

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

Our Company

We are a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of on-trend and feature-rich products that protect, package and display food and beverages for today’s consumers. Our products include containers, drinkware (such as hot and cold cups and lids), cartons for fresh refrigerated beverage products, tableware, meat and poultry trays, liquid packaging board, serviceware, prepared food trays and egg cartons. Our products, many of which are made with recycled, recyclable or renewable materials, are sold to a diversified mix of customers, including restaurants, foodservice distributors, retailers, food and beverage producers, packers and processors.

Change in Segments

In the second quarter of 2023, in conjunction with the Beverage Merchandising Restructuring, we implemented a new operating and reporting structure resulting in the combination of our legacy Food Merchandising and Beverage Merchandising segments, creating our Food and Beverage Merchandising segment. We also reorganized the management of certain product lines from our Foodservice segment to our Food and Beverage Merchandising segment.

As of the end of the second quarter of 2023, we analyze the results of our business through our Foodservice and Food and Beverage Merchandising segments. All prior periods have been recast to reflect the current reportable segment structure and the change in the management of certain product lines.

We provided certain unaudited recast financial information for the years ended December 31, 2022 and 2021, the four quarters of the year ended December 31, 2022 and the three months ended March 31, 2023 in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 2, 2023.

Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, and Note 18, Segment Information, for additional details.

Business Environment

During the first half of 2023, we experienced a continued moderation in consumer demand for certain of our products, primarily driven by sustained high levels of inflation and general macroeconomic uncertainty. While we have not seen a material economic contraction to-date, these pressures may continue to impact consumer demand and thus our customers’ purchasing decisions and order patterns throughout the remainder of 2023.

Our input costs have largely stabilized and have begun to moderate in certain circumstances as compared to recent periods. Our pricing strategy continues to provide us with flexibility to effectively manage our margins through cost recovery mechanisms and strategic competitive pricing. In this dynamic environment, we remain focused on servicing our customers and improving manufacturing productivity across our business.

During the second quarter of 2023, we ceased operations at our Canton, North Carolina mill and our converting facility in Olmsted Falls, Ohio, and production from the Olmsted Falls facility was reallocated to other sites. We expect these actions will allow us to solidify our leadership position in large, growing end markets while prioritizing our distinctive core strengths.

Elevated interest rates and the resulting volatility within the capital markets over the last year have created uncertainty with respect to the economic outlook. If economic conditions were to deteriorate, a further decline in consumer spending may result, which could lead to a meaningful decline in demand for our products in the remainder of 2023 and beyond.

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

We expect that the Beverage Merchandising Restructuring will enable us to maintain our strong position in the liquid packaging market by increasing our overall productivity over time and optimizing our manufacturing footprint. It also resulted in our exit from the uncoated freesheet paper market.

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

During 2022, we committed to a plan to sell our remaining closures businesses included in the Other operating segment. We completed the sale of a substantial portion of these businesses on October 31, 2022, and the remaining operations on March 1, 2023, all for an immaterial amount.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net (loss) income (GAAP)	$(139)	$74	$(272)	$117
Income tax (benefit) expense	(8)	45	(27)	81
Interest expense, net	64	50	127	99
Depreciation and amortization (excluding restructuring-related charges)	82	86	166	170
Beverage Merchandising Restructuring charges(1)	216	—	403	—
Other restructuring and asset impairment charges (reversals)(2)	1	1	—	1
Loss (gain) on sale of businesses and noncurrent assets(3)	1	—	1	(27)
Non-cash pension expense (income)(4)	3	2	4	(8)
Operational process engineering-related consultancy costs(5)	—	1	—	4
Business integration costs(6)	—	2	—	6
Unrealized (gains) losses on commodity derivatives	(1)	(1)	1	(6)
Foreign exchange (gains) losses on cash	(2)	—	2	2
Executive transition charges(7)	—	2	—	2
(Gains) losses on legal settlements(8)	—	(15)	1	(15)
Costs associated with legacy facility(9)	—	3	—	6
Other	—	(1)	—	(1)
Adjusted EBITDA (Non-GAAP)	$217	$249	$406	$431
(1)
Reflects charges related to the Beverage Merchandising Restructuring, including $177 million and $267 million of accelerated depreciation expense during the three and six months ended June 30, 2023, respectively. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects other restructuring and asset impairment charges (reversals) not related to the Beverage Merchandising Restructuring. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(3)
Reflects the loss (gain) from the sale of businesses and noncurrent assets, primarily the sale of our equity interests in Naturepak Beverage in 2022. Refer to Note 2, Dispositions, for additional details.
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
(7)
Reflects charges relating to key executive retirement and separation agreements.
(8)
Reflects (gains) losses, net of costs, arising from the settlement of certain historical legal actions.
(9)
Reflects costs related to a closed facility that was sold prior to our acquisition of the entity.

Results of Operations

Three Months Ended June 30, 2023 and 2022

Consolidated Results

	For the Three Months Ended June 30,
(In millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$1,426	100%	$1,640	100%	$(214)	(13)%
Cost of sales	(1,342)	(94)%	(1,332)	(81)%	(10)	(1)%
Gross profit	84	6%	308	19%	(224)	(73)%
Selling, general and administrative expenses	(136)	(10)%	(148)	(9)%	12	8%
Restructuring, asset impairment and other related charges	(32)	(2)%	(1)	—%	(31)	NM
Other income, net	4	—%	12	1%	(8)	67%
Operating (loss) income	(80)	(6)%	171	10%	(251)	NM
Non-operating expense, net	(3)	—%	(2)	—%	(1)	(50)%
Interest expense, net	(64)	(4)%	(50)	(3)%	(14)	(28)%
(Loss) income before tax	(147)	(10)%	119	7%	(266)	NM
Income tax benefit (expense)	8	1%	(45)	(3)%	53	NM
Net (loss) income	$(139)	(10)%	$74	5%	$(213)	NM
Adjusted EBITDA(1)	$217	15%	$249	15%	$(32)	(13)%
(1)
Adjusted EBITDA is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA, including a reconciliation between net (loss) income and Adjusted EBITDA.

NM indicates that the calculation is “not meaningful”.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Dispositions / Mill Closure	FX	Total
Net revenues	—%	(6)%	(7)%	—%	(13)%
By reportable segment:
Foodservice	(6)%	(6)%	—%	—%	(12)%
Food and Beverage Merchandising	4%	(7)%	(9)%	1%	(11)%

Net Revenues. Net revenues for the three months ended June 30, 2023 decreased by $214 million, or 13%, to $1,426 million compared to the prior year period. The decrease was primarily due to lower sales volume, the closure of our Canton, North Carolina mill operations during the second quarter of 2023 and the disposition of Beverage Merchandising Asia on August 2, 2022. Lower sales volume was largely due to a focus on value over volume and the market softening amid inflationary pressures.

Cost of Sales. Cost of sales for the three months ended June 30, 2023 increased by $10 million, or 1%, to $1,342 million compared to the prior year period. The increase was primarily due to $182 million of charges related to the Beverage Merchandising Restructuring as well as higher manufacturing costs. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details of the Beverage Merchandising Restructuring. These increases were partially offset by lower sales volume, lower material costs, the closure of our Canton, North Carolina mill operations and the disposition of Beverage Merchandising Asia.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2023 decreased by $12 million, or 8%, to $136 million compared to the prior year period. The decrease was primarily due to lower employee-related costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended June 30, 2023 comprised $32 million of charges, substantially all of which related to the Beverage Merchandising Restructuring. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net for the three months ended June 30, 2022 decreased by $8 million to $4 million compared to the prior period. The decrease was due to a gain of $15 million, net of costs, related to the settlement of a historical legal action included in the prior period.

Non-operating Expense, Net. Non-operating expense, net, for the three months ended June 30, 2023 increased by $1 million to $3 million compared to the prior year period. Refer to Note 10, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the three months ended June 30, 2023 increased by $14 million, or 28%, to $64 million, compared to the prior year period. The increase was mostly due to an increase in the interest rate on our floating rate term loans. Refer to Note 8, Debt, for additional details.

Income Tax Benefit (Expense). During the three months ended June 30, 2023, we recognized a tax benefit of $8 million on a loss before tax of $147 million, compared to tax expense of $45 million on income before tax of $119 million for the prior year period. The effective tax rate during the current year period was driven primarily by the inability to recognize a tax benefit on all interest expense. The effective tax rate during the prior year period was primarily attributable to our overall projected earnings subject to taxation at varying rates in the jurisdictions in which we operate and limitations on the ability to recognize a tax benefit on all interest expense.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2023 decreased by $32 million, or 13%, to $217 million compared to the prior year period. The decrease was primarily attributable to lower sales volume and higher manufacturing costs as well as the impact of the disposition of Beverage Merchandising Asia and the closure of our Canton, North Carolina mill operations, partially offset by lower transportation costs.

Segment Information

Foodservice

	For the Three Months Ended June 30,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$656	$749	$(93)	(12)%
Segment Adjusted EBITDA	$128	$161	$(33)	(20)%
Segment Adjusted EBITDA margin	20%	21%

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended June 30, 2023 decreased by $93 million, or 12%, to $656 million compared to the prior year period. The decrease was due to lower sales volume and unfavorable pricing largely due to a continued focus on value over volume and the contractual pass-through of lower material costs.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended June 30, 2023 decreased by $33 million, or 20%, to $128 million compared to the prior year period. The decrease was primarily due to unfavorable pricing, net of costs passed through, lower sales volume and higher manufacturing costs, partially offset by lower transportation costs.

Food and Beverage Merchandising

	For the Three Months Ended June 30,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$805	$906	$(101)	(11)%
Segment Adjusted EBITDA	$109	$111	$(2)	(2)%
Segment Adjusted EBITDA margin	14%	12%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the three months ended June 30, 2023 decreased by $101 million, or 11%, to $805 million compared to the prior year period. The decrease was primarily due to lower sales volume, the closure of our Canton, North Carolina mill operations and the disposition of Beverage Merchandising Asia. Sales volume was lower mainly due to a focus on value over volume and the market softening amid inflationary pressures. These decreases were partially offset by favorable pricing, driven by pricing actions taken to offset higher input costs.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the three months ended June 30, 2023 decreased by $2 million, or 2%, to $109 million compared to the prior year period. The decrease was primarily due to higher manufacturing costs, lower sales volume, the closure of our Canton, North Carolina mill operations and the disposition of Beverage Merchandising Asia. These decreases were partially offset by favorable pricing, net of material costs passed through, and lower transportation and employee-related costs.

Six Months Ended June 30, 2023 and 2022

Consolidated Results

	For the Six Months Ended June 30,
(In millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$2,857	100%	$3,135	100%	$(278)	(9)%
Cost of sales	(2,658)	(93)%	(2,595)	(83)%	(63)	(2)%
Gross profit	199	7%	540	17%	(341)	(63)%
Selling, general and administrative expenses	(266)	(9)%	(290)	(9)%	24	8%
Restructuring, asset impairment and other related charges	(105)	(4)%	(1)	—%	(104)	NM
Other income, net	4	—%	40	1%	(36)	(90)%
Operating (loss) income	(168)	(6)%	289	9%	(457)	NM
Non-operating (expense) income, net	(4)	—%	8	—%	(12)	NM
Interest expense, net	(127)	(4)%	(99)	(3)%	(28)	(28)%
(Loss) income before tax	(299)	(10)%	198	6%	(497)	NM
Income tax benefit (expense)	27	1%	(81)	(3)%	108	NM
Net (loss) income	$(272)	(10)%	$117	4%	$(389)	NM
Adjusted EBITDA(1)	$406	14%	$431	14%	$(25)	(6)%
(1)
Adjusted EBITDA is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA, including a reconciliation between net (loss) income and Adjusted EBITDA.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Dispositions / Mill Closure	Total
Net revenues	3%	(7)%	(5)%	(9)%
By reportable segment:
Foodservice	(3)%	(6)%	—%	(9)%
Food and Beverage Merchandising	8%	(7)%	(7)%	(6)%

Net Revenues. Net revenues for the six months ended June 30, 2023 decreased by $278 million, or 9%, to $2,857 million compared to the prior year period. The decrease was primarily due to lower sales volume, the disposition of Beverage Merchandising Asia on August 2, 2022, and the closure of our Canton, North Carolina mill operations during the second quarter of 2023. Lower sales volume was mainly due to a focus on value over volume and the market softening amid inflationary pressures. These decreases were partially offset by favorable pricing, driven by pricing actions in our Food and Beverage Merchandising segment.

Cost of Sales. Cost of sales for the six months ended June 30, 2023 increased by $63 million, or 2%, to $2,658 million compared to the prior year period. The increase was primarily due to $294 million of charges related to the Beverage Merchandising Restructuring as well as higher manufacturing costs. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details of the Beverage Merchandising Restructuring. These increases were partially offset by lower sales volume, lower material costs, the disposition of Beverage Merchandising Asia and the closure of our Canton, North Carolina mill operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2023 decreased by $24 million, or 8%, to $266 million compared to the prior year period. The decrease was primarily due to lower employee-related costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the six months ended June 30, 2023 comprised $105 million of charges, substantially all of which related to the Beverage Merchandising Restructuring. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net for the six months ended June 30, 2022 decreased by $36 million to $4 million compared to the prior period. The decrease was due to a gain of $27 million related to the sale of Naturepak Beverage and a gain of $15 million, net of costs, related to the settlement of a historical legal action included in the prior period.

Non-operating (Expense) Income, Net. Non-operating (expense) income, net, for the six months ended June 30, 2023 was $4 million of expense compared to $8 million of income for the six months ended June 30, 2022. The change was principally due to a $10 million pension settlement gain recognized in the prior year period. Refer to Note 10, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the six months ended June 30, 2023 increased by $28 million, or 28%, to $127 million, compared to the prior year period. The increase was primarily due to an increase in the interest rate on our floating rate term loans. Refer to Note 8, Debt, for additional details.

Income Tax Benefit (Expense). During the six months ended June 30, 2023, we recognized a tax benefit of $27 million on a loss before tax of $299 million, compared to tax expense of $81 million on income before tax of $198 million for the prior year period. The effective tax rate during the current year period was driven primarily by the inability to recognize a tax benefit on all interest expense. The effective tax rate during the prior year period was driven primarily by a $14 million discrete expense from the sale of our equity interests in Naturepak Beverage, as well as the mix of income taxed at varying rates among the jurisdictions in which we operate and the inability to recognize a tax benefit on all interest expense.

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2023 decreased by $25 million, or 6%, to $406 million compared to the prior year period. The decrease reflects lower sales volume and higher manufacturing costs as well as the impact from the disposition of Beverage Merchandising Asia and the closure of our Canton, North Carolina mill operations, partially offset by favorable pricing, net of material costs passed through, and lower transportation costs.

Segment Information

Foodservice

	For the Six Months Ended June 30,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$1,270	$1,402	$(132)	(9)%
Segment Adjusted EBITDA	$234	$271	$(37)	(14)%
Segment Adjusted EBITDA margin	18%	19%

Total Segment Net Revenues. Foodservice total segment net revenues for the six months ended June 30, 2023 decreased by $132 million, or 9%, to $1,270 million compared to the prior year period. The decrease was mainly due to lower sales volume and unfavorable pricing due to a continued focus on value over volume and the contractual pass-through of lower material costs.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the six months ended June 30, 2023 decreased by $37 million, or 14%, to $234 million compared to the prior year period. The decrease was primarily due to unfavorable pricing, net of costs passed through, higher manufacturing costs and lower sales volume, partially offset by lower transportation costs.

Food and Beverage Merchandising

	For the Six Months Ended June 30,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$1,655	$1,757	$(102)	(6)%
Segment Adjusted EBITDA	$210	$201	$9	4%
Segment Adjusted EBITDA margin	13%	11%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the six months ended June 30, 2023 decreased by $102 million, or 6%, to $1,655 million compared to the prior year period. The decrease was primarily due to lower sales volume, the disposition of Beverage Merchandising Asia and the closure of our Canton, North Carolina mill operations. Lower sales volume was driven by a focus on value over volume and the market softening amid inflationary pressures. These decreases were partially offset by favorable pricing, due to pricing actions taken to offset higher input costs, including pricing benefit from the extension of key business, and the contractual pass-through of higher material costs.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the six months ended June 30, 2023 increased by $9 million, or 4%, to $210 million compared to the prior year period. The increase was primarily due to favorable pricing, net of material costs passed through, partially offset by higher manufacturing costs, lower sales volume, the disposition of Beverage Merchandising Asia and the closure of our Canton, North Carolina mill operations.

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

Cash flows

Our cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	For the Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities	$215	$166
Net cash used in investing activities	(114)	(69)
Net cash used in financing activities	(337)	(53)
Effect of exchange rate on cash and cash equivalents	5	(3)
Net (decrease) increase in cash and cash equivalents	$(231)	$41

Net cash flows were an outflow of $231 million in the current year period compared to an inflow of $41 million in the prior year period primarily due to $290 million of early debt repayments during 2023 and proceeds received for the sale of Naturepak Beverage during the prior year, partially offset by higher net cash provided by operating activities. Net cash provided by operating activities increased primarily due to the strategic inventory build during the prior year that did not recur, partially offset by higher incentive compensation payments, cash payments made related to the Beverage Merchandising Restructuring and higher cash interest payments.

During the six months ended June 30, 2023, our primary source of cash was $215 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations, partially offset by $135 million of cash interest payments and $31 million of cash taxes. Our primary uses of cash for the same period were $290 million of early debt repayments and repurchases, $116 million of capital expenditures and $36 million of dividends paid.

During the six months ended June 30, 2022, our primary sources of cash were $166 million of net cash provided by operating activities and $47 million of proceeds from the sale of Naturepak Beverage. The net cash provided by operating activities reflects income from operations, partially offset by $98 million of cash interest payments and $35 million of cash taxes. Our primary uses of cash for the same period were $114 million of capital expenditures and $36 million of dividends paid.

Dividends

During each of the three months ended June 30, 2023 and 2022, we paid cash dividends of $18 million. On August 1, 2023, our Board of Directors declared a dividend of $0.10 per share to be paid on September 15, 2023 to shareholders of record as of August 31, 2023.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of June 30, 2023, we had $3,862 million of total principal amount of borrowings. Refer to Note 8, Debt, for additional details. Of our total debt, $1,933 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement.

On April 17, 2023, we amended the Credit Agreement, replacing the LIBOR-based reference rate with a SOFR-based reference rate, effective for interest payments for the period commencing April 28, 2023. As of June 30, 2023, the underlying one-month SOFR for amounts borrowed under our Credit Agreement was 5.22%.

During the six months ended June 30, 2023, we repaid an aggregate of $290 million of our U.S. term loans Tranche B-2.

During the fourth quarter of 2022, we entered into derivative financial instruments with large institutions that fixed the LIBO rate at a weighted average rate of 4.12% for an aggregate notional amount of $1,000 million to hedge a portion of the interest rate exposure resulting from our U.S. term loans and classified the instruments as cash flow hedges. Our cash flow hedge contracts mature in October 2025. During the second quarter of 2023, we amended our interest rate swap agreements, replacing the LIBOR-based reference rate with a SOFR-based reference rate, effective for swap payments for the period commencing April 28, 2023. The weighted average fixed rate of 4.12% for our interest rate swap agreements was unchanged as a result of these amendments.

Based on the one-month SOFR as of June 30, 2023, and including the impact of our interest rate swap agreements, our 2023 annual cash interest obligations on our borrowings are expected to be approximately $260 million.

On July 26, 2023, we further amended the Credit Agreement to extend the maturity date on our $250 million Revolving Tranche facility from August 5, 2024 to August 5, 2025. There were no other material changes to the terms of the Credit Agreement as a result of this amendment.

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

We are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due for the year ended December 31, 2022.

Liquidity and working capital

Our liquidity position is summarized in the table below:

(In millions, except for current ratio)	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents(1)	$302	$531
Availability under revolving credit facility	200	200
	$502	$731
Working capital(2)	1,004	1,305
Current ratio	2.2	2.4
(1)
Excludes $2 million of cash classified as held for sale as of December 31, 2022.
(2)
Includes $6 million of assets and $3 million of liabilities classified as held for sale as of December 31, 2022.

As of June 30, 2023, we had $302 million of cash and cash equivalents on-hand. We also had $200 million available for drawing under our revolving credit facility, net of $50 million utilized in the form of letters of credit under the facility. Our next debt maturity is $217 million of Pactiv Debentures due in December 2025, excluding amortization payments related to our U.S. term loans Tranche B-3 under our Credit Agreement.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. Our primary drivers of decreased liquidity for the six months ended June 30, 2023 were $290 million of debt repayments, $116 million of capital expenditures and $36 million of dividends paid. These drivers of decreased liquidity were partially offset by net operating cash flows of $215 million during the same period. We currently anticipate incurring a total of approximately $280 million in capital expenditures and approximately $120 million of cash restructuring charges during 2023.

During the six months ended June 30, 2023, our working capital decreased $301 million, or 23%, primarily due to our use of cash for $290 million of early debt repayments, capital expenditures, reductions of our inventory levels and dividend payments, which were partially offset by income from operations. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during the six months ended June 30, 2023. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
Exhibit	Exhibit Title	Filed Here-With?	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		8-K	3.1	Sept. 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.		8-K	3.2	Sept. 21, 2020
10.1

Amendment No. 15, dated as of April 17, 2023, by and among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

X
10.2

Amendment No. 16, dated as of July 26, 2023, by and among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

X
10.3

Fourth Amended and Restated Credit Agreement, dated as of August 5, 2016, as conformed to reflect amendments through Amendment No. 16, dated July 26, 2023, by and among Reynolds Group holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto from time to time, the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent.

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
Jonathan H. Baksht
Chief Financial Officer (principal financial officer and principal accounting officer)
August 2, 2023