Form 10-Q
period 2023-09-30
Pactiv Evergreen Inc.
filed 2023-11-02
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 178,455,556 shares of common stock, $0.001 par value per share, outstanding as of October 25, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Income (Loss)

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$1,379	$1,609	$4,236	$4,744
Cost of sales	(1,098)	(1,377)	(3,756)	(3,972)
Gross profit	281	232	480	772
Selling, general and administrative expenses	(137)	(145)	(403)	(435)
Restructuring, asset impairment and other related charges	(28)	(57)	(133)	(58)
Other (expense) income, net	(3)	239	1	279
Operating income (loss) from continuing operations	113	269	(55)	558
Non-operating (expense) income, net	(2)	44	(6)	52
Interest expense, net	(61)	(59)	(188)	(158)
Income (loss) from continuing operations before tax	50	254	(249)	452
Income tax (expense) benefit	(22)	(79)	5	(160)
Income (loss) from continuing operations	28	175	(244)	292
Income from discontinued operations, net of income taxes	2	1	2	1
Net income (loss)	30	176	(242)	293
Income attributable to non-controlling interests	(1)	—	(2)	(1)
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$29	$176	$(244)	$292
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.15	$0.98	$(1.39)	$1.63
Diluted	$0.15	$0.98	$(1.39)	$1.63
From discontinued operations
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.01	$—	$0.01	$—
Total
Basic	$0.16	$0.99	$(1.38)	$1.64
Diluted	$0.16	$0.98	$(1.38)	$1.63

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$30	$176	$(242)	$293
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustments	(5)	(6)	19	(12)
Defined benefit plans	(1)	41	(2)	(62)
Interest rate derivatives	4	—	12	—
Other comprehensive (loss) income	(2)	35	29	(74)
Comprehensive income (loss)	28	211	(213)	219
Comprehensive income attributable to non-controlling interests	(1)	—	(2)	(1)
Comprehensive income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$27	$211	$(215)	$218

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of September 30, 2023	As of December 31, 2022
Assets
Cash and cash equivalents	$233	$531
Accounts receivable, net of allowances of $2 and $3	470	448
Related party receivables	38	46
Inventories	846	1,062
Other current assets	109	126
Assets held for sale	7	6
Total current assets	1,703	2,219
Property, plant and equipment, net	1,469	1,773
Operating lease right-of-use assets, net	276	262
Goodwill	1,815	1,815
Intangible assets, net	1,019	1,064
Other noncurrent assets	164	173
Total assets	$6,446	$7,306
Liabilities
Accounts payable	$329	$388
Related party payables	10	6
Current portion of long-term debt	18	31
Current portion of operating lease liabilities	63	65
Income taxes payable	5	6
Accrued and other current liabilities	447	415
Liabilities held for sale	—	3
Total current liabilities	872	914
Long-term debt	3,593	4,105
Long-term operating lease liabilities	225	209
Deferred income taxes	255	319
Long-term employee benefit obligations	59	60
Other noncurrent liabilities	138	146
Total liabilities	$5,142	$5,753
Commitments and contingencies (Note 12)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 178,452,889 and 177,926,081 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	669	647
Accumulated other comprehensive loss	(73)	(102)
Retained earnings	704	1,003
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,300	1,548
Non-controlling interests	4	5
Total equity	1,304	1,553
Total liabilities and equity	$6,446	$7,306

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Earnings	Interests	Equity
For the Three Months Ended September 30, 2022
Balance as of June 30, 2022	177.7	$—	$634	$(208)	$838	$5	$1,269
Net income	—	—	—	—	176	—	176
Other comprehensive income, net of income taxes	—	—	—	35	—	—	35
Equity based compensation	—	—	6	—	—	—	6
Vesting of restricted stock units, net of tax withholdings	0.1	—	(1)	—	—	—	(1)
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of September 30, 2022	177.8	$—	$639	$(173)	$996	$5	$1,467

For the Three Months Ended September 30, 2023
Balance as of June 30, 2023	178.4	$—	$660	$(71)	$693	$3	$1,285
Net income	—	—	—	—	29	1	30
Other comprehensive loss, net of income taxes	—	—	—	(2)	—	—	(2)
Equity based compensation	—	—	9	—	—	—	9
Vesting of restricted stock units, net of tax withholdings	0.1	—	—	—	—	—	—
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of September 30, 2023	178.5	$—	$669	$(73)	$704	$4	$1,304

For the Nine Months Ended September 30, 2022
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288
Net income	—	—	—	—	292	1	293
Other comprehensive loss, net of income taxes	—	—	—	(74)	—	—	(74)
Equity based compensation	—	—	16	—	—	—	16
Vesting of restricted stock units, net of tax withholdings	0.5	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.30 per share)	—	—	—	—	(54)	—	(54)
Balance as of September 30, 2022	177.8	$—	$639	$(173)	$996	$5	$1,467

For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	177.9	$—	$647	$(102)	$1,003	$5	$1,553
Net (loss) income	—	—	—	—	(244)	2	(242)
Other comprehensive income, net of income taxes	—	—	—	29	—	—	29
Equity based compensation	—	—	24	—	—	—	24
Vesting of restricted stock units, net of tax withholdings	0.6	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.30 per share)	—	—	—	—	(55)	—	(55)
Dividends declared - non-controlling shareholders	—	—	—	—	—	(2)	(2)
Disposal of subsidiary	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2023	178.5	$—	$669	$(73)	$704	$4	$1,304

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net (loss) income	$(242)	$293
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	518	255
Deferred income taxes	(67)	95
Unrealized losses on derivatives	—	4
Asset impairment and restructuring related non-cash charges (net of reversals)	44	56
Loss (gain) on sale of businesses and noncurrent assets	1	(266)
Non-cash portion of employee benefit obligations	7	(51)
Non-cash portion of operating lease expense	60	62
Equity based compensation	24	16
Other non-cash items, net	3	18
Change in assets and liabilities:
Accounts receivable, net	(10)	(50)
Inventories	183	(304)
Accounts payable	(42)	61
Operating lease payments	(60)	(61)
Accrued and other current liabilities	25	125
Other assets and liabilities	9	(12)
Net cash provided by operating activities	453	241
Investing Activities:
Acquisition of property, plant and equipment	(178)	(169)
Disposal of businesses and joint venture equity interests, net of cash disposed	1	364
Other investing activities	10	1
Net cash (used in) provided by investing activities	(167)	196
Financing Activities:
Long-term debt repayments	(523)	(17)
Dividends paid to common shareholders	(54)	(54)
Other financing activities	(10)	(8)
Net cash used in financing activities	(587)	(79)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(6)
(Decrease) increase in cash, cash equivalents and restricted cash	(300)	352
Cash, cash equivalents and restricted cash, including amounts classified as held for sale, as of beginning of the period	557	238
Cash, cash equivalents and restricted cash as of end of the period	$257	$590
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$233	$559
Restricted cash classified as other noncurrent assets	24	24
Cash and cash equivalents classified as assets held for sale	—	7
Cash, cash equivalents and restricted cash as of end of the period	$257	$590
Cash paid:
Interest	$177	$132
Income taxes paid, net	51	64

Significant non-cash investing and financing activities

During the nine months ended September 30, 2023 and 2022, we recognized operating lease right-of-use assets and lease liabilities of $63 million and $49 million, respectively.

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

Revision to Restricted Cash

During the nine months ended September 30, 2023, we revised the presentation of restricted cash balances on our condensed consolidated statements of cash flows to include $24 million of noncurrent restricted cash in the beginning and ending balances for all periods presented. There was no impact to our operating, investing or financing cash flow activities, and there was no impact to our condensed consolidated balance sheets or our condensed consolidated statements of income (loss), comprehensive income (loss) or equity. The impact to all previously reported interim and annual periods was not material.

Recent Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our condensed consolidated financial statements.

Note 2. Dispositions

Beverage Merchandising Asia

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan (“Beverage Merchandising Asia”) included in the Food and Beverage Merchandising segment. The transaction closed on August 2, 2022, and we received proceeds of $336 million. We recognized a gain on sale of $239 million during the three months ended September 30, 2022 which was reflected in other income, net. The operations of Beverage Merchandising Asia did not meet the criteria to be presented as discontinued operations. Income from operations before income taxes for Beverage Merchandising Asia for the three and nine months ended September 30, 2022 was $2 million and $13 million, respectively.

Closures Businesses

During the third quarter of 2022, we committed to a plan to sell our remaining closures businesses included in the Other operating segment. As a result, we classified the related assets and liabilities of these businesses as held for sale and recognized an impairment charge of $56 million during the prior year quarter within restructuring, asset impairment and other related charges to reduce the carrying value of the disposal group to its fair value less costs to sell. This impairment charge included $26 million of cumulative currency translation adjustment losses. We completed the sale of a substantial portion of these businesses on October 31, 2022, and the remaining operations on March 1, 2023, all for an immaterial

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

amount. We recognized a partial reversal of the initial impairment charge of $1 million during the nine months ended September 30, 2023 which was reflected in restructuring, asset impairment and other related charges. The operations of the remaining closures businesses did not meet the criteria to be presented as discontinued operations. The remaining closures businesses’ income from operations before income taxes for the nine months ended September 30, 2023 and 2022 was immaterial.

Naturepak Beverage

On March 29, 2022, we completed the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. (“Naturepak Beverage”), our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. We received proceeds of $47 million and recognized a gain on the sale of our equity interests of $27 million during the nine months ended September 30, 2022 which was reflected in other income, net. Our interests in Naturepak Beverage did not meet the criteria to be presented as discontinued operations. The income from operations before income taxes from our equity interests in Naturepak Beverage for the nine months ended September 30, 2022 was immaterial.

Other

During the third quarter of 2023, we committed to a plan to sell certain properties within our Foodservice and Food and Beverage Merchandising segments. As a result, we classified the related assets as held for sale on the condensed consolidated balance sheet as of September 30, 2023. We expect to recognize an immaterial gain upon the sale of these properties.

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

As a result of the Beverage Merchandising Restructuring, we incurred charges during the three and nine months ended September 30, 2023, and we estimate we will incur further charges in future periods, as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023	Total Expected Charges(1)(2)
Non-cash:
Accelerated property, plant and equipment depreciation	$4	$271	$280
Other non-cash charges(3)	1	44	45 - 50
Total non-cash charges	5	315	325 - 330
Cash:
Severance, termination and related costs	3	42	45
Exit, disposal and other transition costs(4)	24	78	105 - 115
Total cash charges	27	120	150 - 160
Total Beverage Merchandising Restructuring charges	$32	$435	$ 475 - 490

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
(2)
Total cash charges exclude the benefit of any potential cash proceeds related to possible sales of any property, plant and equipment that may be disposed of as part of our ongoing restructuring activities. During the third quarter of 2023, we classified $4 million of properties as held for sale related to our Beverage Merchandising Restructuring and expect to recognize an immaterial gain on the sale of these properties.
(3)
Other non-cash charges include the write-down of certain spare parts classified as inventories on our condensed consolidated balance sheet, the write-off of scrapped raw materials and certain construction in-progress balances and accelerated amortization expense for certain operating lease right-of-use assets.
(4)
Exit, disposal and other transition costs are primarily related to equipment decommissioning and dismantlement, transition labor associated with the facility closures and management restructuring, site remediation, contract terminations, systems conversion and other related costs.

The Beverage Merchandising Restructuring charges and other restructuring and asset impairment charges (net of reversals) were classified on our condensed consolidated statements of income (loss) as follows by segment:

	Food and Beverage Merchandising	Other	Total
For the Three Months Ended September 30, 2023
Cost of sales	$4	$—	$4
Selling, general and administrative expenses	—	—	—
Restructuring, asset impairment and other related charges	24	4	28
Total	$28	$4	$32

For the Nine Months Ended September 30, 2023
Cost of sales	$298	$—	$298
Selling, general and administrative expenses	4	—	4
Restructuring, asset impairment and other related charges	122	11	133
Total	$424	$11	$435

For the Three Months Ended September 30, 2022
Restructuring, asset impairment and other related charges	$1	$56	$57
Total	$1	$56	$57

For the Nine Months Ended September 30, 2022
Restructuring, asset impairment and other related charges	$2	$56	$58
Total	$2	$56	$58

During the three months ended September 30, 2022, we recorded a non-cash impairment charge of $56 million related to our remaining closures businesses, which is reported within the Other operating segment. Accordingly, the carrying value of the remaining closures businesses was reduced to fair value, as described in Note 2, Acquisitions and Dispositions. The impairment arose as a result of our decision to sell the remaining closures businesses.

During the three and nine months ended September 30, 2022, we recorded employee termination costs and other restructuring charges of $1 million and $2 million, respectively, within the Food and Beverage Merchandising segment.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table summarizes the changes to our restructuring liability related to the Beverage Merchandising Restructuring during the nine months ended September 30, 2023:

	December 31, 2022	Charges to Earnings	Cash Paid	September 30, 2023
Severance, termination and related costs	$—	$42	$(29)	$13
Exit, disposal and other transition costs	—	78	(48)	30
Total(1)	$—	$120	$(77)	$43
(1)
Included $41 million classified within accrued and other current liabilities and $2 million classified within other noncurrent liabilities as of September 30, 2023.
Note 4. Inventories

The components of inventories consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Raw materials	$206	$260
Work in progress	87	101
Finished goods	455	596
Spare parts	98	105
Inventories	$846	$1,062

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Land and land improvements	$72	$72
Buildings and building improvements	676	661
Machinery and equipment	3,632	3,485
Construction in progress	156	189
Property, plant and equipment, at cost	4,536	4,407
Less: accumulated depreciation	(3,067)	(2,634)
Property, plant and equipment, net	$1,469	$1,773

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$62	$63	$448	$191
Selling, general and administrative expenses	8	6	25	18
Total depreciation expense(1)	$70	$69	$473	$209
(1)
For the three and nine months ended September 30, 2023, total depreciation expense included $4 million and $271 million, respectively, of accelerated depreciation expense related to the Beverage Merchandising Restructuring, substantially all of which was included in cost of sales. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 6. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food and Beverage Merchandising	Total
As of December 31, 2022	$993	$822	$1,815
Reclassified due to segment composition change	(35)	35	—
As of September 30, 2023	$958	$857	$1,815

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

Intangible assets, net consisted of the following:

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,060	$(682)	$378	$1,060	$(639)	$421
Trademarks	42	(14)	28	42	(12)	30
Other	7	(7)	—	7	(7)	—
Total finite-lived intangible assets	$1,109	$(703)	$406	$1,109	$(658)	$451
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,722	$(703)	$1,019	$1,722	$(658)	$1,064

Amortization expense for intangible assets of $15 million, $45 million, $16 million and $46 million for the three and nine months ended September 30, 2023 and 2022, respectively, was recognized in selling, general and administrative expenses.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Rebates and credits	$117	$108
Personnel costs	122	160
Restructuring costs(1)	41	—
Interest	40	17
Other(2)	127	130
Accrued and other current liabilities	$447	$415

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 8. Debt

Debt consisted of the following:

	As of	As of
	September 30,	December 31,
	2023	2022
Credit Agreement	$1,705	$2,227
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	217	217
8.375% Debentures due 2027	167	167
Other	43	49
Total principal amount of borrowings	3,632	4,160
Deferred debt issuance costs (“DIC”)	(13)	(14)
Original issue discounts, net of premiums (“OID”)	(8)	(10)
	3,611	4,136
Less: current portion	(18)	(31)
Long-term debt	$3,593	$4,105

We were in compliance with all debt covenants during the nine months ended September 30, 2023 and the year ended December 31, 2022.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). As of September 30, 2023, the Credit Agreement comprised the following term and revolving tranches:

	Maturity Date	Value Drawn or Utilized	Applicable Interest Rate
Term Tranches
U.S. term loans Tranche B-2	February 5, 2026	$710	SOFR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$995	SOFR (floor of 0.500%) + 3.250%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2025	$49	—
(1)
The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

We repaid a total of $515 million of our U.S. term loans Tranche B-2 during the nine months ended September 30, 2023, of which $225 million was repaid during the third quarter of 2023. The repayments were first applied to the remaining U.S term loans Tranche B-2 quarterly amortization payments, thereby eliminating all remaining quarterly amortization payments for the U.S term loans Tranche B-2, with the residual balance applied to the outstanding principal balance due at maturity.

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 and B-3 for the nine months ended September 30, 2023 and 2022 were 8.18%, 8.24%, 4.47% and 4.79%, respectively. Including the impact of interest rate swap agreements, which were entered into in the fourth quarter of 2022, the weighted average rate on our U.S. term loans was 7.77% for the nine months ended September 30, 2023. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates. Refer to Note 9, Financial Instruments, for additional details regarding the interest rate swap agreements.

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

As of September 30, 2023, our outstanding notes were as follows:

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

Pactiv Debentures

As of September 30, 2023, our outstanding debentures (together, the “Pactiv Debentures”) were as follows:

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

Other borrowings

Other borrowings represented finance lease obligations of $43 million and $49 million as of September 30, 2023 and December 31, 2022, respectively.

Scheduled maturities

Below is a schedule of required future repayments on our debt outstanding as of September 30, 2023:

2023	$5
2024	17
2025	233
2026	726
2027	1,183
Thereafter	1,468
Total principal amount of borrowings	$3,632

Fair value of our long-term debt

The fair value of our long-term debt as of September 30, 2023 and December 31, 2022 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$1,696	$1,706	$2,217	$2,206
Notes:
4.000% Senior Secured Notes due 2027	994	889	993	890
4.375% Senior Secured Notes due 2028	496	435	496	447
Pactiv Debentures:
7.950% Debentures due 2025	216	217	215	210
8.375% Debentures due 2027	166	167	166	162
Other	43	43	49	49
Total	$3,611	$3,457	$4,136	$3,964

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense:
Credit Agreement	$41	$32	$127	$76
Notes	15	15	46	46
Pactiv Debentures	8	11	24	30
Interest income	(3)	(1)	(10)	(2)
Amortization of DIC and OID	1	2	3	4
Realized derivative gains	(3)	—	(6)	—
Net foreign currency exchange losses	—	—	—	1
Other	2	—	4	3
Interest expense, net	$61	$59	$188	$158

Note 9. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of September 30, 2023		As of December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$—	$(5)	$—	$(5)
Interest rate derivatives	15	—	8	(9)
Total fair value	$15	$(5)	$8	$(14)
Classification:
Other current assets	$12	$—	$7	$—
Other noncurrent assets	3	—	1	—
Accrued and other current liabilities	—	(4)	—	(3)
Other noncurrent liabilities	—	(1)	—	(11)
Total fair value	$15	$(5)	$8	$(14)

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

During the three months ended September 30, 2023, we recognized an unrealized gain of $1 million in cost of sales, for our commodity swap contracts. There was no unrealized gain or loss during the nine months ended September 30, 2023 for our commodity swap contracts. During the three and nine months ended September 30, 2022, we recognized unrealized losses of $10 million and $4 million, respectively, in cost of sales, for our commodity swap contracts.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

During the three and nine months ended September 30, 2023, we recognized realized gains of $3 million and $6 million, respectively, within interest expense, net and unrealized gains of $8 million and $22 million, respectively, within other comprehensive income (loss) for our interest rate derivatives. At September 30, 2023, we expected to reclassify $9 million of gains, net of tax, from accumulated other comprehensive loss (“AOCL”) to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

The following table provides the detail of outstanding commodity derivative contracts as of September 30, 2023:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Natural gas swaps	Million BTU	3,511,030	$3.94 - $5.37	Nov 2023 - Dec 2025

Note 10. Employee Benefits

Net periodic benefit (expense) income for our defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$—	$—	$(1)	$(1)
Interest cost	(13)	(17)	(38)	(54)
Expected return on plan assets	10	14	30	49
Amortization of actuarial gains	1	—	2	—
Ongoing net periodic benefit cost	(2)	(3)	(7)	(6)
Income due to settlements(1)	—	47	—	57
Total net periodic benefit (expense) income	$(2)	$44	$(7)	$51
(1)
Refer to the Pension Partial Settlement Transactions section below for additional details.

Net periodic benefit (expense) income for defined benefit pension plans and other post-employment benefit plans was recognized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$—	$—	$(1)	$(1)
Non-operating (expense) income, net	(2)	44	(6)	52
Total net periodic benefit (expense) income	$(2)	$44	$(7)	$51

Contributions to the Pension Plan for Pactiv Evergreen (“PPPE”) during the year ending December 31, 2023 are expected to be less than $1 million.

Pension Partial Settlement Transactions

On September 20, 2022 and February 24, 2022, using PPPE assets, we purchased non-participating group annuity contracts from insurance companies and transferred $656 million and $1,257 million, respectively, of the PPPE’s projected benefit obligations. In each instance, the respective insurance companies have assumed responsibility for pension benefits and annuity administration. These transactions resulted in the recognition of non-cash, pre-tax settlement gains.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 11. Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) on sale of businesses and noncurrent assets	$—	$239	$(1)	$266
Gain on legal settlement(1)	—	—	—	15
Other	(3)	—	2	(2)
Other (expense) income, net	$(3)	$239	$1	$279
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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of AOCL:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Currency translation adjustments:
Balance as of beginning of period	$(165)	$(213)	$(189)	$(207)
Currency translation adjustments	(5)	(6)	19	(12)
Other comprehensive (loss) income	(5)	(6)	19	(12)
Balance as of end of period	$(170)	$(219)	$(170)	$(219)
Defined benefit plans:
Balance as of beginning of period	$87	$5	$88	$108
Net actuarial gain (loss) arising during year(1)	—	101	—	(25)
Deferred tax (expense) benefit on net actuarial gain (loss)	—	(25)	—	6
Loss (gain) reclassified from AOCL:
Reclassification upon sale of businesses(2)	—	1	—	1
Amortization of experience gains	(1)	—	(2)	—
Defined benefit plan settlement gain	—	(47)	—	(57)
Deferred tax expense on reclassification	—	11	—	13
Other comprehensive (loss) income	(1)	41	(2)	(62)
Balance as of end of period	$86	$46	$86	$46
Interest rate derivatives:
Balance as of beginning of period	$7	$—	$(1)	$—
Net derivative gain	8	—	22	—
Deferred tax expense on net derivative gain	(2)	—	(6)	—
Gain reclassified from AOCL	(3)	—	(6)	—
Deferred tax expense on reclassification	1	—	2	—
Other comprehensive income	4	—	12	—
Balance as of end of period	$11	$—	$11	$—
AOCL
Balance as of beginning of period	$(71)	$(208)	$(102)	$(99)
Other comprehensive (loss) income	(2)	35	29	(74)
Balance as of end of period	$(73)	$(173)	$(73)	$(173)

(1)
Net actuarial gain (loss) relates to the interim remeasurements of the PPPE due to the pension partial settlement transactions completed in September 2022 and February 2022. Net actuarial gain arising during the three months ended September 30, 2022 was primarily due to an increase in the discount rate utilized in measuring plan obligations, reflecting changes in market rates, partially offset by asset returns. Net actuarial loss arising during the nine months ended September 30, 2022 was primarily due to asset returns, partially offset by an increase in the discount rate utilized in measuring plan obligations, reflecting changes in market rates. Refer to Note 10, Employee Benefits, for additional details.
(2)
Reclassifications upon sale of businesses are recorded in other (expense) income, net.

Note 14. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2023 and 2022 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended September 30, 2023, we recognized a tax expense of $22 million on income from continuing operations before tax of $50 million. During the nine months ended September 30, 2023, we recognized a tax benefit of $5 million on a loss from continuing operations before tax of $249 million. The effective tax rate for the aforementioned periods was driven primarily by the inability to recognize a tax benefit on all interest expense.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

During the three months ended September 30, 2022, we recognized a tax expense of $79 million on income from continuing operations before tax of $254 million. During the nine months ended September 30, 2022, we recognized a tax expense of $160 million on income from continuing operations before tax of $452 million. The effective tax rate for the aforementioned periods was primarily driven by the inability to recognize a tax benefit on all interest expense and the tax impacts from the sales of our businesses.

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. As of September 30, 2023, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $9 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 15. Related Party Transactions

As of September 30, 2023, approximately 77% of our shares were owned by PFL.

Transactions with our related parties are detailed below. All of our related parties are commonly controlled by Mr. Graeme Hart, our controlling shareholder, except for our joint ventures.

	Income (expense) for the		Income (expense) for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Balance Outstanding as of
	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Joint ventures
Included in other current assets					$2	$3
Sale of goods and services(1)	$1	$2	$5	$12
Other common controlled entities
Related party receivables(2)					38	46
Sale of goods and services(2)	92	107	291	313
Transition services agreements and rental income(2)	3	—	4	1
Charges(3)	1	1	5	4
Related party payables(2)					(10)	(6)
Purchase of goods(2)	(21)	(29)	(58)	(77)
Charges(3)	(3)	(3)	(10)	(9)
(1)
All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and settled on normal trade terms.
(2)
We sell and purchase various goods and services with Reynolds Consumer Products Inc. (“RCPI”) under contractual arrangements that expire over a variety of periods through December 31, 2027. During the first quarter of 2023, we amended these contractual arrangements with RCPI, which, among other things, extended the expiration date for certain arrangements and included price adjustments for certain goods we sold to and purchased from RCPI in the current and prior periods. The price adjustments resulted in $22 million of incremental net revenues and $9 million of incremental costs of goods sold recognized during the nine months ended September 30, 2023.

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Equity based compensation costs were $9 million, $24 million, $6 million and $16 million for the three and nine months ended September 30, 2023 and 2022, respectively, substantially all of which was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the nine months ended September 30, 2023, we granted restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs require future service to be provided and vest in annual installments over a period ranging from one to three years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2023:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,983	$11.89
Granted(1)	1,744	9.64
Forfeited	(233)	12.08
Vested	(653)	12.89
Non-vested, at September 30	2,841	$10.26

(1)
Includes 86 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of September 30, 2023 was $11 million, which is expected to be recognized over a weighted average period of 2.1 years. The total vest date fair value of shares that vested during the nine months ended September 30, 2023 was $6 million.

Performance Share Units

During the nine months ended September 30, 2023, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by our Compensation Committee of our Board of Directors, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2023:

(In thousands, except per share amounts)	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,155	$9.29
Granted(1)	1,729	9.37
Forfeited	(91)	9.54
Non-vested, at September 30	2,793	$9.33

(1)
Includes 168 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of September 30, 2023 was $21 million, which is expected to be recognized over a weighted average period of 2.2 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 17. Earnings Per Share

Earnings (loss) per share, including a reconciliation of the number of shares used for our earnings (loss) per share calculation, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net earnings (loss) attributable to common shareholders - continuing operations	$27	$175	$(246)	$291
Less: dividend-equivalents declared for equity based awards	—	—	(2)	(1)
Net earnings (loss) available to common shareholders - continuing operations	27	175	(248)	290
Net earnings attributable to common shareholders - discontinued operations	2	1	2	1
Total net earnings (loss) available to common shareholders	$29	$176	$(246)	$291
Denominator
Weighted average number of shares outstanding - basic	178.7	177.9	178.5	177.7
Effect of dilutive securities	1.0	0.8	—	0.6
Weighted average number of shares outstanding - diluted	179.7	178.7	178.5	178.3
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$0.15	$0.98	$(1.39)	$1.63
Diluted	$0.15	$0.98	$(1.39)	$1.63
From discontinued operations
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.01	$—	$0.01	$—
Total
Basic	$0.16	$0.99	$(1.38)	$1.64
Diluted	$0.16	$0.98	$(1.38)	$1.63

There were no anti-dilutive potential common shares excluded from the calculation above for the three months ended September 30, 2023. The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.8 million for the nine months ended September 30, 2023 and 0.2 million shares and 0.7 million shares for the three and nine months ended September 30, 2022, respectively.

On October 31, 2023, our Board of Directors declared a dividend of $0.10 per share to be paid on December 15, 2023 to shareholders of record as of November 30, 2023.
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

As of the end of the second quarter of 2023, we analyzed the results of our business through our Foodservice and Food and Beverage Merchandising segments. All prior periods have been recast to reflect the current reportable segment structure and the change in the management of certain product lines. These reportable segments reflect our operating structure and the manner in which our Chief Operating Decision Maker (“CODM”), who is our President and Chief Executive Officer, assesses information for decision-making purposes. The key factors used to identify these reportable segments are the organization of our internal operations and the nature of our products. This reflects how our CODM

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

monitors performance, allocates capital and makes strategic and operational decisions. Our reportable segments are described as follows:

Foodservice - Manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Foodservice manufactures food containers, drinkware (hot and cold cups and lids), tableware, serviceware and other products which make eating on-the-go more enjoyable and easy to do.

Food and Beverage Merchandising - Manufactures products that protect and attractively display food and beverages while preserving freshness. Food and Beverage Merchandising products include cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets, clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and egg cartons. It also produces fiber-based liquid packaging board for its internal requirements and to sell to other fresh beverage carton manufacturers. Prior to June 2023, it also produced a range of paper-based products which it sold to paper and packaging converters.

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

A segment’s Adjusted EBITDA represents its earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, operational process engineering-related consultancy costs, business acquisition and integration costs and purchase accounting adjustments, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash and gains or losses on certain legal settlements.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
For the Three Months Ended September 30, 2023
Net revenues	$675	$704	$1,379
Intersegment revenues	—	8	8
Total reportable segment net revenues	675	712	1,387
Adjusted EBITDA	117	130	247

For the Three Months Ended September 30, 2022
Net revenues	$713	$870	$1,583
Intersegment revenues	—	50	50
Total reportable segment net revenues	713	920	1,633
Adjusted EBITDA	107	102	209

For the Nine Months Ended September 30, 2023
Net revenues	$1,945	$2,289	$4,234
Intersegment revenues	—	78	78
Total reportable segment net revenues	1,945	2,367	4,312
Adjusted EBITDA	351	340	691

For the Nine Months Ended September 30, 2022
Net revenues	$2,115	$2,554	$4,669
Intersegment revenues	—	123	123
Total reportable segment net revenues	2,115	2,677	4,792
Adjusted EBITDA	378	303	681

Reportable segment assets consisted of the following:

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
As of September 30, 2023	$1,279	$1,485	$2,764
As of December 31, 2022	1,385	1,884	3,269

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) from continuing operations before income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Reportable segment Adjusted EBITDA	$247	$209	$691	$681
Other	—	1	—	3
Unallocated	(20)	(23)	(58)	(66)
	227	187	633	618
Adjustments to reconcile to income (loss) from continuing operations before income taxes
Interest expense, net	(61)	(59)	(188)	(158)
Depreciation and amortization (excluding restructuring-related charges)	(81)	(85)	(247)	(255)
Beverage Merchandising Restructuring charges	(32)	—	(435)	—
Other restructuring and asset impairment charges (reversals)	—	(57)	—	(58)
Gain (loss) on sale of businesses and noncurrent assets	—	239	(1)	266
Non-cash pension (expense) income	(2)	44	(6)	52
Operational process engineering-related consultancy costs	—	(3)	—	(7)
Business integration costs	—	—	—	(6)
Unrealized gains (losses) on commodity derivatives	1	(10)	—	(4)
Foreign exchange losses on cash	(2)	—	(4)	(2)
Executive transition charges	—	—	—	(2)
(Losses) gains on legal settlements	—	—	(1)	15
Costs associated with legacy facility	—	—	—	(6)
Other	—	(2)	—	(1)
Income (loss) from continuing operations before tax	$50	$254	$(249)	$452

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of September 30, 2023	As of December 31, 2022
Reportable segment assets(1)	$2,764	$3,269
Unallocated(2)	3,682	4,037
Total assets	$6,446	$7,306

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Foodservice
Drinkware	$324	$322	$892	$934
Containers	233	256	700	798
Tableware	72	76	215	214
Serviceware and other	46	59	138	169
Food and Beverage Merchandising
Cartons for fresh beverage products	177	197	554	644
Bakery/snack/produce/fruit containers	123	148	389	435
Meat trays	108	103	323	278
Liquid packaging board	68	152	317	388
Tableware	103	112	309	325
Prepared food trays	38	42	110	124
Egg cartons	33	30	103	87
Paper products	—	73	74	213
Other	62	63	188	183
Reportable segment net revenues	1,387	1,633	4,312	4,792
Other / Unallocated
Other	—	26	2	75
Intersegment eliminations	(8)	(50)	(78)	(123)
Net revenues	$1,379	$1,609	$4,236	$4,744

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

As of the end of the second quarter of 2023, we analyzed the results of our business through our Foodservice and Food and Beverage Merchandising segments. All prior periods have been recast to reflect the current reportable segment structure and the change in the management of certain product lines.

In addition, we provided certain unaudited recast financial information for the years ended December 31, 2022 and 2021, the four quarters of the year ended December 31, 2022 and the three months ended March 31, 2023 in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 2, 2023.

Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, and Note 18, Segment Information, for additional details.

Business Environment

During 2023, we experienced a continued moderation in consumer demand for certain of our products, primarily driven by sustained high levels of inflation and general macroeconomic uncertainty. While we have not seen a material economic contraction to-date, these pressures may continue to impact consumer demand and thus our customers’ purchasing decisions and order patterns throughout the remainder of 2023 and into 2024.

Our input costs have largely stabilized and have begun to moderate in certain circumstances as compared to recent periods. We believe our pricing strategy provides us with flexibility to manage our market position through cost recovery mechanisms and strategic competitive pricing. In this dynamic environment, we remain focused on servicing our customers and improving manufacturing productivity across our business.

During the second quarter of 2023, we ceased operations at our Canton, North Carolina mill and our converting facility in Olmsted Falls, Ohio, and production from the Olmsted Falls facility was reallocated to other sites. We expect these actions will allow us to solidify our leadership position in large, growing end markets while prioritizing our distinctive core strengths.

Elevated interest rates, sustained high levels of inflation, geopolitical factors and the resulting volatility within the capital markets over the last year have created uncertainty with respect to the economic outlook. If economic conditions were to deteriorate, a further decline in consumer spending may result, which could lead to a meaningful decline in demand for our products in the remainder of 2023 and beyond.

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

Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Dispositions

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell Beverage Merchandising Asia. The transaction closed on August 2, 2022, and we received proceeds of $336 million. We recognized a gain on sale of $239 million during the three months ended September 30, 2022. Sales of liquid packaging board to our former Beverage Merchandising Asia operations, which were previously eliminated in consolidation, are recorded as external net revenues subsequent to the transaction’s completion.

During the third quarter of 2022, we committed to a plan to sell our remaining closures businesses included in the Other operating segment and recognized a charge to earnings of $56 million within restructuring, asset impairment and other related charges. We completed the sale of a substantial portion of these businesses on October 31, 2022, and the remaining operations on March 1, 2023, all for an immaterial amount.

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

Our use of Adjusted EBITDA from continuing operations has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Instead, you should consider it alongside other financial performance measures, including our net income (loss) from continuing operations and other GAAP results. In addition, in evaluating Adjusted EBITDA from continuing operations, you should be aware that in the future we will incur expenses such as those that are the subject of adjustments made in deriving Adjusted EBITDA from continuing operations, and you should not infer from our presentation of Adjusted EBITDA from continuing operations that our future results will not be affected by these expenses or any unusual or non-recurring items. The following is a reconciliation of our net income (loss) from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss) from continuing operations (GAAP)	$28	$175	$(244)	$292
Income tax expense (benefit)	22	79	(5)	160
Interest expense, net	61	59	188	158
Depreciation and amortization (excluding restructuring-related charges)	81	85	247	255
Beverage Merchandising Restructuring charges(1)	32	—	435	—
Other restructuring and asset impairment charges (reversals)(2)	—	57	—	58
(Gain) loss on sale of businesses and noncurrent assets(3)	—	(239)	1	(266)
Non-cash pension expense (income)(4)	2	(44)	6	(52)
Operational process engineering-related consultancy costs(5)	—	3	—	7
Business integration costs(6)	—	—	—	6
Unrealized (gains) losses on commodity derivatives	(1)	10	—	4
Foreign exchange losses on cash	2	—	4	2
Executive transition charges(7)	—	—	—	2
Losses (gains) on legal settlements(8)	—	—	1	(15)
Costs associated with legacy facility(9)	—	—	—	6
Other	—	2	—	1
Adjusted EBITDA from continuing operations (Non-GAAP)	$227	$187	$633	$618
(1)
Reflects charges related to the Beverage Merchandising Restructuring, including $4 million and $271 million of accelerated depreciation expense during the three and nine months ended September 30, 2023, respectively. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects other restructuring and asset impairment charges (reversals) not related to the Beverage Merchandising Restructuring. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(3)
Reflects the (gain) loss from the sale of businesses and noncurrent assets, primarily related to the sale of Beverage Merchandising Asia and the sale of our equity interests in Naturepak Beverage in 2022. Refer to Note 2, Dispositions, for additional details.
(4)
Reflects the non-cash pension expense (income) related to our employee benefit plans, including the pension settlement gains of $47 million and $57 million recognized during the three and nine months ended September 30, 2022, respectively. Refer to Note 10, Employee Benefits, for additional details.
(5)
Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(6)
Reflects integration costs related to Fabri-Kal.
(7)
Reflects charges relating to key executive retirement and separation agreements.
(8)
Reflects losses (gains), net of costs, arising from the settlement of certain historical legal actions.
(9)
Reflects costs related to a closed facility that was sold prior to our acquisition of the entity.

Results of Operations

Three Months Ended September 30, 2023 and 2022

Consolidated Results

	For the Three Months Ended September 30,
(In millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$1,379	100%	$1,609	100%	$(230)	(14)%
Cost of sales	(1,098)	(80)%	(1,377)	(86)%	279	20%
Gross profit	281	20%	232	14%	49	21%
Selling, general and administrative expenses	(137)	(10)%	(145)	(9)%	8	6%
Restructuring, asset impairment and other related charges	(28)	(2)%	(57)	(4)%	29	51%
Other (expense) income, net	(3)	—%	239	15%	(242)	NM
Operating income from continuing operations	113	8%	269	17%	(156)	58%
Non-operating (expense) income, net	(2)	—%	44	3%	(46)	NM
Interest expense, net	(61)	(4)%	(59)	(4)%	(2)	(3)%
Income from continuing operations before tax	50	4%	254	16%	(204)	80%
Income tax expense	(22)	(2%)	(79)	(5)%	57	72%
Income from continuing operations	28	2%	175	11%	(147)	84%
Income from discontinued operations, net of income taxes	2		1		1
Net income	$30		$176		$(146)
Adjusted EBITDA from continuing operations(1)	$227	16%	$187	12%	$40	21%

NM indicates that the calculation is “not meaningful”.

(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Dispositions / Mill Closure	FX	Total
Net revenues	(2)%	(4)%	(9)%	1%	(14)%
By reportable segment:
Foodservice	(5)%	—%	—%	—%	(5)%
Food and Beverage Merchandising	—%	(6)%	(18)%	1%	(23)%

Net Revenues. Net revenues for the three months ended September 30, 2023 decreased by $230 million, or 14%, to $1,379 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill during the second quarter of 2023, lower sales volume and unfavorable pricing due to lower material costs. Lower sales volume was largely due to a focus on value over volume and the market softening amid inflationary pressures within our Food and Beverage Merchandising segment.

Cost of Sales. Cost of sales for the three months ended September 30, 2023 decreased by $279 million, or 20%, to $1,098 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill, lower material costs and lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2023 decreased by $8 million, or 6%, to $137 million compared to the prior year period. The decrease was primarily due to lower employee-related costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended September 30, 2023 decreased by $29 million, or 51%, to $28 million compared to the prior year period. The current period expense related to activities associated with the Beverage Merchandising Restructuring. The prior year period expense was primarily due to a $56 million impairment charge related to the decision to exit our remaining closures businesses. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other (Expense) Income, Net. During the three months ended September 30, 2023, we recognized $3 million of expense compared to $239 million of income for the three months ended September 30, 2022. The change was primarily attributable to the $239 million gain on the sale of Beverage Merchandising Asia in the prior year period.

Non-operating (Expense) Income, Net. Non-operating expense, net, for the three months ended September 30, 2023 was $2 million of expense compared to $44 million of income for the three months ended September 30, 2022. The change was primarily due to a $47 million pension settlement gain recognized in the prior year period. Refer to Note 10, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the three months ended September 30, 2023 increased by $2 million, or 3%, to $61 million, compared to the prior year period. The increase was primarily due to an increase in the interest rate on our floating rate term loans, partially offset by a reduction in total debt outstanding. Refer to Note 8, Debt, for additional details.

Income Tax Benefit (Expense). During the three months ended September 30, 2023, we recognized a tax expense of $22 million on income from continuing operations before tax of $50 million, compared to tax expense of $79 million on income from continuing operations before tax of $254 million for the prior year period. The effective tax rate during the current year period was driven primarily by the inability to recognize a tax benefit on all interest expense. The effective tax rate during the prior year period was primarily attributable to tax impacts from the sale of our businesses.

Income from Continuing Operations. Income from continuing operations for the three months ended September 30, 2023 decreased $147 million, or 84%, to $28 million compared to the prior year period. The prior year period included a $239 million gain on the sale of Beverage Merchandising Asia and a $47 million pension settlement gain, partially offset by a $56 million impairment charge due to the decision to exit our remaining closures businesses. The change in income from continuing operations was also impacted by a $57 million decrease in tax expense, largely driven by the discrete tax effect of the gain on sale in the prior year period, a $49 million increase in gross profit, primarily from lower material and transportation costs, partially offset by $28 million in current year period charges related to the Beverage Merchandising Restructuring.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the three months ended September 30, 2023 increased by $40 million, or 21%, to $227 million compared to the prior year period. The increase was primarily attributable to lower material costs, net of costs passed through, and lower transportation and manufacturing costs, partially offset by the closure of our Canton, North Carolina mill and lower sales volume.

Segment Information

Foodservice

	For the Three Months Ended September 30,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$675	$713	$(38)	(5)%
Segment Adjusted EBITDA	$117	$107	$10	9%
Segment Adjusted EBITDA margin(1)	17%	15%
(1)
For each segment, segment Adjusted EBITDA margin is calculated as segment Adjusted EBITDA divided by total segment net revenues.

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended September 30, 2023 decreased by $38 million, or 5%, to $675 million compared to the prior year period. The decrease was mainly due to unfavorable pricing, primarily due to lower material costs.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended September 30, 2023 increased by $10 million, or 9%, to $117 million compared to the prior year period. The increase was primarily due to lower transportation and material costs, net of costs passed through.

Food and Beverage Merchandising

	For the Three Months Ended September 30,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$712	$920	$(208)	(23)%
Segment Adjusted EBITDA	$130	$102	$28	27%
Segment Adjusted EBITDA margin	18%	11%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the three months ended September 30, 2023 decreased by $208 million, or 23%, to $712 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill and lower sales volume. Sales volume was lower mainly due to a focus on value over volume and the market softening amid inflationary pressures.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the three months ended September 30, 2023 increased by $28 million, or 27%, to $130 million compared to the prior year period. The increase was primarily due to lower material costs, net of costs passed through, and lower transportation and manufacturing costs, partially offset by the closure of our Canton, North Carolina mill and lower sales volume.

Nine Months Ended September 30, 2023 and 2022

Consolidated Results

	For the Nine Months Ended September 30,
(In millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$4,236	100%	$4,744	100%	$(508)	(11)%
Cost of sales	(3,756)	(89)%	(3,972)	(84)%	216	5%
Gross profit	480	11%	772	16%	(292)	(38)%
Selling, general and administrative expenses	(403)	(10)%	(435)	(9)%	32	7%
Restructuring, asset impairment and other related charges	(133)	(3)%	(58)	(1)%	(75)	(129)%
Other income, net	1	—%	279	6%	(278)	(100)%
Operating (loss) income from continuing operations	(55)	(1)%	558	12%	(613)	NM
Non-operating (expense) income, net	(6)	—%	52	1%	(58)	NM
Interest expense, net	(188)	(4)%	(158)	(3)%	(30)	(19)%
(Loss) income from continuing operations before tax	(249)	(6)%	452	10%	(701)	NM
Income tax benefit (expense)	5	—%	(160)	(3)%	165	NM
(Loss) income from continuing operations	(244)	(6)%	292	6%	(536)	NM
Income from discontinued operations, net of income taxes	2		1		1
Net (loss) income	$(242)		$293		$(535)
Adjusted EBITDA from continuing operations(1)	$633	15%	$618	13%	$15	2%
(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net income (loss) from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Dispositions / Mill Closure	FX	Total
Net revenues	—%	(4)%	(7)%	—%	(11)%
By reportable segment:
Foodservice	(4)%	(4)%	—%	—%	(8)%
Food and Beverage Merchandising	4%	(5)%	(12)%	1%	(12)%

Net Revenues. Net revenues for the nine months ended September 30, 2023 decreased by $508 million, or 11%, to $4,236 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill during the second quarter of 2023, lower sales volume and the disposition of Beverage Merchandising Asia on August 2, 2022. Lower sales volume was mainly due to a focus on value over volume and the market softening amid inflationary pressures. Favorable pricing in our Food and Beverage Merchandising segment, driven by pricing actions, was offset by unfavorable pricing in our Foodservice segment, mainly due to the contractual pass-through of lower material costs.

Cost of Sales. Cost of sales for the nine months ended September 30, 2023 decreased by $216 million, or 5%, to $3,756 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill, lower sales volume, lower material costs, the disposition of Beverage Merchandising Asia and lower transportation costs. This decrease was partially offset by $298 million of charges related to the Beverage Merchandising Restructuring as well as higher manufacturing costs. Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details of the Beverage Merchandising Restructuring.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2023 decreased by $32 million, or 7%, to $403 million compared to the prior year period. The decrease was primarily due to lower employee-related costs, including the impact of cost savings from the Beverage Merchandising Restructuring and the sale of Beverage Merchandising Asia in the prior year.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the nine months ended September 30, 2023 increased by $75 million, or 129%, to $133 million compared to the prior year period. The current year period expense arose from Beverage Merchandising Restructuring charges. The prior year period expense was primarily related to an impairment charge related to the decision to exit our remaining closures businesses Refer to Note 3, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other Income, Net, for the nine months ended September 30, 2023 decreased by $278 million to $1 million, compared to the prior year period. The prior year period included a $239 million gain on the sale of Beverage Merchandising Asia, a $27 million gain on the sale of our equity interests in Naturepak Beverage and a gain of $15 million, net of costs, related to the settlement of a historical legal action.

Non-operating (Expense) Income, Net. Non-operating (expense) income, net, for the nine months ended September 30, 2023 was $6 million of expense compared to $52 million of income for the nine months ended September 30, 2022. The change was principally due to $57 million of pension settlement gains recognized in the prior year period. Refer to Note 10, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 2023 increased by $30 million, or 19%, to $188 million, compared to the prior year period. The increase was primarily due to an increase in the interest rate on our floating rate term loans, partially offset by a reduction in total debt outstanding. Refer to Note 8, Debt, for additional details.

Income Tax Benefit (Expense). During the nine months ended September 30, 2023, we recognized a tax benefit of $5 million on a loss from continuing operations before tax of $249 million, compared to tax expense of $160 million on income from continuing operations before tax of $452 million for the prior year period. The effective tax rate during the current year period was driven primarily by the inability to recognize a tax benefit on all interest expense. The effective tax rate during the prior year period was driven primarily by the inability to recognize a tax benefit on all interest expense and the tax impacts from the sales of our businesses.

(Loss) Income from Continuing Operations. (Loss) income from continuing operations for the nine months ended September 30, 2023 was a loss of $244 million compared to income of $292 million for the nine months ended September 30, 2022. The change was impacted by $435 million of current year period charges related to the Beverage Merchandising Restructuring and a $165 million decrease in tax expense, largely driven by the discrete tax effects of restructuring charges in the current year period and gains on sales in the prior year period. In addition, the prior year period included $266 million of gains on the sale of businesses and $57 million of pension settlement gains, partially offset by a $56 million impairment charge due to the decision to exit our remaining closures businesses.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2023 increased by $15 million, or 2%, to $633 million compared to the prior year period. The increase reflects lower material costs, net of costs passed through, and lower transportation costs, partially offset by higher manufacturing costs, lower sales volume as well as the impact from the closure of our Canton, North Carolina mill and the disposition of Beverage Merchandising Asia.

Segment Information

Foodservice

	For the Nine Months Ended September 30,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$1,945	$2,115	$(170)	(8)%
Segment Adjusted EBITDA	$351	$378	$(27)	(7)%
Segment Adjusted EBITDA margin	18%	18%

Total Segment Net Revenues. Foodservice total segment net revenues for the nine months ended September 30, 2023 decreased by $170 million, or 8%, to $1,945 million compared to the prior year period. The decrease was mainly due to unfavorable pricing, largely due to lower material costs, and lower sales volume, primarily due to the cumulative impact of our strategy focused on value over volume.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the nine months ended September 30, 2023 decreased by $27 million, or 7%, to $351 million compared to the prior year period. The decrease was primarily due to higher manufacturing costs and lower sales volume, partially offset by lower transportation and material costs, net of costs passed through.

Food and Beverage Merchandising

	For the Nine Months Ended September 30,
(In millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$2,367	$2,677	$(310)	(12)%
Segment Adjusted EBITDA	$340	$303	$37	12%
Segment Adjusted EBITDA margin	14%	11%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the nine months ended September 30, 2023 decreased by $310 million, or 12%, to $2,367 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill, lower sales volume and the disposition of Beverage Merchandising Asia. Lower sales volume was driven by a focus on value over volume and the market softening amid inflationary pressures. The decrease was partially offset by favorable pricing, due to pricing actions taken to offset higher input costs, including pricing benefit from the extension of key business, and the contractual pass-through of higher material costs.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the nine months ended September 30, 2023 increased by $37 million, or 12%, to $340 million compared to the prior year period. The increase was primarily due to favorable pricing, net of material costs passed through, and lower transportation costs, partially offset by higher manufacturing costs, lower sales volume, the closure of our Canton, North Carolina mill and the disposition of Beverage Merchandising Asia.

Liquidity and Capital Resources

We manage our capital structure in an effort to most effectively execute our strategic priorities and maximize shareholder value. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. Our projected operating cash flows, cash on-hand and available capacity under our revolving credit facility are our primary sources of liquidity for the next 12 months. We expect our liquidity to fund capital expenditures, payments of interest and principal on our debt, cash-based restructuring charges and distributions to shareholders that require approval by our Board of Directors. Additionally, we may continue to utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

Cash flows

Our cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	For the Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities	$453	$241
Net cash (used in) provided by investing activities	(167)	196
Net cash used in financing activities	(587)	(79)
Effect of exchange rate on cash, cash equivalents and restricted cash	1	(6)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(300)	$352

Net cash flows were an outflow of $300 million in the current year period compared to an inflow of $352 million in the prior year period primarily due to $515 million of early debt repayments during 2023 and proceeds received from the sale of Beverage Merchandising Asia and Naturepak Beverage during the prior year, partially offset by higher net cash provided by operating activities. Net cash provided by operating activities increased primarily due to favorable changes in inventory balances, driven in part by the strategic inventory build during the prior year that did not recur, partially offset by cash payments made related to the Beverage Merchandising Restructuring, higher incentive compensation payments and higher cash interest payments.

During the nine months ended September 30, 2023, our primary source of cash was $453 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations, partially offset by $177 million of cash interest payments and $51 million of cash taxes. Our primary uses of cash for the same period were $515 million of early debt repayments, $178 million of capital expenditures and $54 million of dividends paid.

During the nine months ended September 30, 2022, our primary sources of cash were $364 million in combined proceeds related to the sale of Beverage Merchandising Asia and our equity interests in Naturepak Beverage and $241 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations, partially offset by $132 million of cash interest payments and $64 million of cash taxes. Our primary uses of cash for the same period were $169 million of capital expenditures and $54 million of dividends paid.

Dividends

During each of the nine months ended September 30, 2023 and 2022, we paid cash dividends of $54 million. On October 31, 2023, our Board of Directors declared a dividend of $0.10 per share to be paid on December 15, 2023 to shareholders of record as of November 30, 2023.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of September 30, 2023, we had $3,632 million of total principal amount of borrowings. Refer to Note 8, Debt, for additional details. Of our total debt, $1,705 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement.

On April 17, 2023, we amended the Credit Agreement, replacing the LIBOR-based reference rate with a SOFR-based reference rate, effective for interest payments for the period commencing April 28, 2023. As of September 30, 2023, the underlying one-month SOFR for amounts borrowed under our Credit Agreement was 5.43%.

On July 26, 2023, we further amended the Credit Agreement to extend the maturity date on our $250 million Revolving Tranche facility from August 5, 2024 to August 5, 2025. There were no other material changes to the terms of the Credit Agreement as a result of this amendment.

During the nine months ended September 30, 2023, we repaid an aggregate of $515 million of our U.S. term loans Tranche B-2.

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

Based on the one-month SOFR as of September 30, 2023, and including the impact of our interest rate swap agreements, our 2023 annual cash interest obligations on our borrowings are expected to be approximately $257 million.

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

Liquidity and working capital

Our liquidity position is summarized in the table below:

(In millions, except for current ratio)	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents(1)	$233	$531
Availability under revolving credit facility	201	200
	$434	$731
Working capital(2)	831	1,305
Current ratio	2.0	2.4
(1)
Excludes $24 million of restricted cash classified as other noncurrent assets as of September 30, 2023 and December 31, 2022 and also excludes $2 million of cash classified as held for sale as of December 31, 2022.
(2)
Includes $7 million of assets as of September 30, 2023 and $6 million of assets and $3 million of liabilities as of December 31, 2022 classified as held for sale.

As of September 30, 2023, we had $233 million of cash and cash equivalents on-hand. We also had $201 million available under our revolving credit facility, net of $49 million utilized in the form of letters of credit under the facility. Our next debt maturity is $217 million of Pactiv Debentures due in December 2025, excluding amortization payments related to our U.S. term loans Tranche B-3 under our Credit Agreement.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. Our primary drivers of decreased liquidity for the nine months ended September 30, 2023 were $515 million of debt repayments, $178 million of capital expenditures and $54 million of dividends paid. These drivers of decreased liquidity were partially offset by net operating cash flows of $453 million during the same period. We currently anticipate cash payments of approximately $280 million for capital expenditures and approximately $120 million for restructuring charges during 2023.

During the nine months ended September 30, 2023, our working capital decreased $474 million, or 36%, primarily due to our use of cash for $515 million of early debt repayments, capital expenditures and dividend payments, and reductions of our inventory levels which were partially offset by income from continuing operations. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may continue to utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our market risk during the nine months ended September 30, 2023. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
Exhibit	Exhibit Title	Filed Herewith	Furnished Herewith	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.			8-K	3.1	Sept. 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.			8-K	3.2	Sept. 21, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV EVERGREEN INC.
(Registrant)

By:	/s/ Jonathan H. Baksht
Jonathan H. Baksht
Chief Financial Officer (principal financial officer and principal accounting officer)
November 1, 2023