Form 10-K
period 2023-12-31
Pactiv Evergreen Inc.
filed 2024-03-01
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2023, was $301,604,107.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 178,557,086.

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
•
failure to maintain satisfactory relationships with our major customers;
•
the global macroeconomic environment, including inflation, consumer demand, global supply chain challenges and other macroeconomic and geopolitical issues;
•
our dependence on suppliers of raw materials and any interruption to our supply of raw materials;
•
labor shortages and increased labor costs;
•
our recently-announced Footprint Optimization;
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
•
our aspirations and disclosures related to ESG matters; and
•
the ownership of a majority of the voting power of our common stock by our parent company Packaging Finance Limited, which we refer to as PFL, an entity beneficially owned by Mr. Graeme Hart.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

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

Segment Overview

We manufacture and sell products through the following two reportable segments:

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
•
Food and Beverage Merchandising. Our Food and Beverage Merchandising segment manufactures products that protect and attractively display food and beverages while preserving freshness. Food and Beverage Merchandising products include cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets, clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and egg cartons. Food and Beverage Merchandising also manufactures and supplies integrated fresh carton systems, which include printed cartons, spouts and filling machinery, and produces fiber-based liquid packaging board for its internal requirements and to sell to other fresh beverage carton manufacturers. Prior to June 2023, it also produced a range of paper-based products which it sold to paper and packaging converters.

The pie charts below show the breakdown of our net external revenues from continuing operations for fiscal years 2023, 2022 and 2021 by our segments.

(1) Other represents residual businesses that do not represent a reportable segment.

The pie charts below show the breakdown of our net revenues from continuing operations for fiscal years 2023, 2022 and 2021 by our products.

Beverage Merchandising Restructuring

In the second quarter of 2023, we combined our legacy Food Merchandising and Beverage Merchandising segments to create our current Food and Beverage Merchandising segment. At the same time, we also reorganized the management of certain product lines from our Foodservice segment to our Food and Beverage Merchandising segment. All information presented in this report as to prior periods has been recast to reflect the current reportable segment structure and the change in the management of certain product lines.

This change in segments occurred as part of a broader restructuring of our legacy Beverage Merchandising segment, which we refer to as the Beverage Merchandising Restructuring. This restructuring involved, among other things:

•
The closure of our Canton, North Carolina mill, including the cessation of mill operations, during the second quarter of 2023;
•
The closure of our Olmsted Falls, Ohio converting facility and concurrent reallocation of certain production to our remaining facilities during the second quarter of 2023;
•
The aforementioned reorganization of our operating and reporting structure to achieve increased efficiencies and related cost savings; and
•
The initiation of a process of exploring strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina extrusion facility, which remains ongoing and in relation to which we have not established a definitive timetable.

For additional information related to the Beverage Merchandising Restructuring, refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements and to Recent Developments and Significant Items Affecting Comparability – Beverage Merchandising Restructuring within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Initiatives

Our strategic initiatives are grouped into five key areas: people; profitable growth; social responsibility; operational excellence; and enterprise optimization.

•
People: Champion a people-centric, values-driven culture that attracts, retains and develops talent, rewards employees for high performance and ensures all team members feel valued and empowered and have a sense of belonging.
•
Profitable growth: Drive top-line growth by effectively balancing where and how we focus our product development, sustainability, innovation and investment efforts to deliver reliable and consistent above market growth in a capital efficient way.
•
Social responsibility: Packaging a better future, by operating with integrity, conducting business in a responsible manner and giving back to the communities where we live and work.
•
Operational excellence: Drive sustained operations performance and deliver consistently and reliably with lower risks and operating costs than our competition, while maintaining our commitment to quality, service and safety.
•
Enterprise optimization: Optimize our processes and drive strategies for effective change management while advancing our technology.

We rigorously track and measure the progress and results of our initiatives. We are focused on long-term planning and goal-setting strategies as well as our near-term operating results. We believe our strategic initiatives help drive our revenue growth and improve our margins.

Where appropriate, we also seek to grow our business with targeted acquisitions that enable us to achieve our strategic goals. For example, in 2021, we acquired Fabri-Kal, a manufacturer of thermoformed plastic packaging products whose products include food containers and drinkware (cold cups and lids) for the institutional foodservice and consumer packaged goods markets. The acquisition included four manufacturing facilities in the United States. For additional details, refer to Note 3, Acquisitions and Dispositions, to the consolidated financial statements.

Over the last several years, we have focused our business on our core, business-to-business North American foodservice and food and beverage merchandising operations. Before and after our IPO in September 2020, we divested certain of our non-core businesses, and may do so in the future. For example, in 2022, we sold our 50% interest in a joint venture with Naturepak Limited, which is a leading provider of fresh liquid carton and packaging systems in the Middle East and North Africa region, and our carton packaging and filling machinery businesses in China, Korea and Taiwan. In addition, we divested our remaining closures businesses during the fourth quarter of 2022 and the first quarter of 2023. In 2023, we also took significant restructuring actions related to our Beverage Merchandising operations. For information on divestitures undertaken before our IPO, please refer to the “Corporate Information” section below. For details on divestitures and distributions of certain operations that impacted our results, refer to Note 3, Acquisitions and Dispositions, and Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements.

Customers

We supply our products to a broad and diversified mix of companies, including FSRs, QSRs, foodservice distributors, supermarkets, grocery and healthy eating retailers, other food stores, food and beverage producers, food packers and food processors. Our customers range from large blue-chip multinational companies to national and regional companies to small local businesses. We have developed strong and longstanding relationships with our customers, including many leading restaurants and brands. In 2023, one customer in our Foodservice segment accounted for sales representing approximately 10% of our consolidated net revenues. No single customer accounted for more than 10% of our consolidated net revenues in 2022 or 2021. Our ten largest customers accounted for 42% of net revenues in 2023.

Seasonality

Our business does not experience high seasonality due to the complementary nature of the seasonal effects on our segments, though portions of our business are moderately seasonal. Our Foodservice operations and the food merchandising operations of our Food and Beverage Merchandising segment peak during the summer and fall months in North America when the favorable weather and harvest and holiday seasons lead to increased consumption, resulting in greater levels of sales in the second and third quarters. The customers of the beverage merchandising operations of our Food and Beverage Merchandising segment are principally engaged in providing products that are generally less sensitive to seasonal effects, although they do experience some seasonality as a result of increased consumption of milk by school children during the North American academic year, resulting in a greater level of carton product sales in the first and fourth quarters.

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

Distribution and Marketing

We have a large, well-invested manufacturing base and a hub-and-spoke distribution network in the United States and in the international geographies in which we operate. Most of our assets are in the United States, which allows us to provide an extensive offering of U.S.-manufactured products to our customers. We believe our manufacturing footprint and distribution network provide us a competitive advantage in each of our segments. Our Foodservice segment is the only manufacturer among its competitors in the United States with an extensive nationwide hub-and-spoke distribution network, enabling customers to buy across our entire product offering. The food merchandising operation of our Food and Beverage Merchandising segment is a low cost U.S. manufacturer with well-invested facilities within close proximity to our customer base. We have an unrivalled product offering in the North American foodservice and food merchandising markets and a “one-face-to-the-customer” service model. This service model uses one sales representative per account to produce one order with multiple SKUs supported by one customer service representative who is responsible for one shipment with one invoice. We believe that the beverage merchandising operation of our Food and Beverage Merchandising segment is uniquely positioned in the United States as the only producer that manufactures fresh beverage cartons, filling machinery and liquid packaging board, which we believe positions us as a low cost solution with excellent customer service.

We have made manufacturing flexibility a priority in our investment of capital. We are able to offer substrates and product lines to match changing market needs efficiently and at low cost. This enables us to scale production in response to the requirements of our customers and trends in the market, including for example, increasing our use of recycled and recyclable material to produce a greater number of sustainable products. We have strategically invested in flexible manufacturing assets that can be quickly converted to produce alternative products. Our broad manufacturing base includes approximately 1,100 production lines.

As of December 31, 2023, our Foodservice segment has 23 manufacturing plants, and our Food and Beverage Merchandising segment has 28 manufacturing plants, including 5 U.S. beverage carton manufacturing plants. Both segments share the use of 34 warehouses and 8 regional mixing centers. Food and Beverage Merchandising also has 2 extrusion plants, 1 filling machinery plant, 1 integrated liquid packaging board mill and 1 chip mill. Each of our manufacturing plants is managed by a manufacturing director, and we use lean operating practices and information systems to measure performance against objective metrics and to optimize manufacturing efficiency and reduce cost.

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

We mitigate the impact of increased commodity costs principally through higher product pricing, manufacturing and overhead cost control and hedging arrangements. Many of the customer pricing agreements that our segments enter into contain raw material cost pass-through mechanisms that adjust prices to reflect the impact of changes in raw material costs. Generally, the contractual price adjustments do not occur simultaneously with commodity price fluctuations, but rather on a mutually agreed upon schedule, which often causes a lead-lag effect, during which margins are negatively impacted in the short term when raw material costs increase and positively impacted in the short term when raw material costs decrease. The average lag time in implementing raw material cost pass-through mechanisms is approximately three months. From time to time, we may also use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials, but we do not fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

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

We have significant intellectual property and proprietary know-how. As of December 31, 2023, we held approximately 300 patents related to product design, utility and material formulations.

Our primary focus areas for product innovation are developing packaging with useful new features, engineering new materials that improve the performance of our products and commercializing new environmentally-friendly packaging. Both consumer preferences and customer requirements continually evolve, and we strive to develop useful new features and products to meet those needs. Through our longstanding customer relationships, we gain valuable insight into our customers’ needs and are able to identify, engineer and develop optimal products for them. Functionality, quality, material savings, brand marketing, sustainability and safety are key drivers in our product development. Examples of our product innovations include reclosable beverage cartons, strawless lids, compostable plates and recycled polyethylene terephthalate “PET” containers.

In our Foodservice segment, our product innovation initiatives are focused on developing new products made from sustainable materials. In our Food and Beverage Merchandising segment, our food product innovation is focused on rapidly growing emerging companies for whom packaging helps deliver their brand, and we have developed a variety of carton designs to help beverage manufacturers differentiate their products and generate stronger brand recognition. Our barrier board technology allows our customers to achieve longer shelf life for their products while protecting against the loss of vitamins and other nutrients.

In 2023, 2022 and 2021, we spent a total of $45 million, $33 million and $22 million, respectively, on research and development efforts. We have dedicated technology and innovation facilities, and we employ personnel focused on product development, material innovation and process improvement. Our material science expertise and state-of-the-art product design and testing capabilities enable us to engineer high-performing materials and create new and innovative products to meet the requirements of our customers and the preferences of consumers as well as to increase food safety. We use our material science expertise to focus on sustainability, performance and material savings. We have industry-leading innovation centers where, among other things, we develop innovative resin blending and compounding formulations and processes and new engineered materials using paper/fiber substrates, which have on-site design, testing, prototyping and production capabilities. These unique material and product design capabilities allow us to partner with our customers to rapidly develop and commercialize new and innovative solutions that further increase the value we provide our customers.

Regulation

Our business is subject to regulations governing products that may contact food in all the countries in which we have operations. Future regulatory and legislative changes can affect the economics of our business activities, lead to changes in operating practices, affect our customers and influence the demand for and the cost of providing products and services to our customers. We have implemented compliance programs and procedures designed to achieve compliance with applicable laws and regulations, and believe these programs and procedures are generally effective. Our production facilities are independently audited for adherence to good manufacturing practices. As of December 31, 2023, 31 of our manufacturing facilities have achieved British Retail Consortium certification for meeting globally-recognized standards related to food safety and quality, and another five manufacturing facilities have received Safe Quality Food certification. Our extrusion plant and three additional manufacturing facilities are certified in accordance with FSSC 22000, another food safety certification scheme. The remaining sites—our paper mill, nine manufacturing and ten warehouse facilities—are certified following food safety and supplier assurance audits conducted by the National Sanitation Foundation.

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

In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. For example, in 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalating recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time. Additional legislation of this type has included banning certain types of materials or products, mandating certain recycling rates and imposing fees or taxes on packaging material, which could increase our compliance costs and adversely affect our business.

Moreover, as environmental issues, such as climate change, have become more prevalent, governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the U.S. Congress has in the past considered legislation to reduce emissions of greenhouse gases. In addition, the Environmental Protection Agency regulates certain greenhouse gas emissions under existing laws such as the Clean Air Act. A number of states and local governments in the United States have also implemented, or announced their intentions to implement, their own programs to reduce greenhouse gases, most notably California. These initiatives may cause us to incur additional direct costs in complying with any new environmental legislation or regulations, such as costs to upgrade or replace equipment, as well as increased indirect costs that could get passed through to us resulting from our suppliers and customers also incurring additional compliance costs.

We have programs across our businesses to ensure we remain in compliance with all applicable laws and regulations. For a more detailed description of the various laws and regulations that affect our business, refer to the “Legal, Regulatory and Compliance Risks” section in Item 1A, Risk Factors.

Environmental, Social and Governance

Aligning purpose and performance creates value for companies, their employees and the community. Our efforts across the Company around Environmental, Social and Governance matters support both our Profitable Growth and Social Responsibility Key Strategic Initiatives.

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

We continue to grow our offering of sustainable products with new, plant-based bio-resin and fiber-based offerings. Today, we provide customers sustainable alternatives across nearly all our products and categories. We offer products made from seven different types of sustainable substrates and nearly all are made in North America. We believe our EarthChoice® brand is the largest brand of sustainable foodservice packaging in North America, with each product meeting at least one of our “Four Rs” of Reduce, Reuse, Recycle or Renew. Our Greenware® and Recycleware® brands complement our sustainable offerings, being made with renewable and recycled content materials, respectively.

Through our state-of-the-art production technology and material science expertise, we can develop new value-add and sustainable solutions. We believe we are well positioned to benefit from changing consumer preferences for more environmentally sustainable products. Our goal is that 100% of the packaging products we sell will be made from recycled, recyclable or renewable materials by 2030, based on associated net revenue. In 2023, we reached approximately 66% of that goal.

In addition, many of our customers have publicly-stated goals to increase the use of sustainable products. A significant portion of our new product and material innovations is geared toward developing sustainable products for our customers, with over 100 new items launched since 2020. As customers look to switch to more sustainable alternatives, we are well-positioned to quickly and effectively support them, thanks to our teams of material scientists and engineers. With a high percentage of our net revenues coming from products that are made from sustainable materials, we are helping our customers achieve their own sustainability goals. As of December 31, 2023, seven of our Pactiv Evergreen facilities have earned International Sustainability and Carbon Certification (“ISCC”) PLUS certifications, which allow us to track and verify certain recycled and/or renewable feedstocks.

In addition to using recyclable and compostable materials, we support efforts to expand opportunities for consumers to recycle or compost our products, notably as one of the founding members of the Carton Council, Paper Recovery Alliance, Plastics Recovery Group, Foam Recycling Coalition and the Paper Cup Alliance. We have demonstrated our commitment to use more recycled plastic by participating in the Association for Plastic Recyclers’ Demand Champions program. We engage with the composting industry through the U.S. Composting Council, and a growing number of our products are certified compostable by the Biodegradable Products Institute and/or the Compost Manufacturing Alliance. We are a longstanding member of the Sustainable Packaging Coalition, an industry working group aligned with our purpose: Packaging A Better Future.

Sustainable Operations

Our dedication to the environment goes beyond just the products we manufacture. Within our operations, we are working to limit our impact by reducing greenhouse gas emissions and energy consumption, optimizing water use and decreasing waste going to landfills. We have committed to the Science Based Targets initiative to establish near- and long-term company-wide greenhouse gas emission reduction goals in line with the Paris Agreement.

Improving energy efficiency is critical to us as energy expenses represent a significant operating cost. We are also looking to use more renewable energy, which further reduces our greenhouse gas emissions. Almost half of our annual energy consumption comes from renewable sources.

Efforts to minimize our water usage take various forms, given the variety of our operations. We primarily use water for process operations, cooling and cleaning. Most of our water use is “non-consumptive use,” which means the water is treated and returned back to the environment after being used in our operations. We use data from the Water Resources Institute to analyze water basin conditions for each of our facilities. This annual process allows us to identify water-related risks and prioritize performance improvement measures. According to our most recent assessment, while 12% of our facilities are located in medium-high to high water risk areas, approximately 99% of our water intake occurs in low or low-medium water risk areas.

Reducing waste in our operations is an ongoing, company-wide pursuit. We reuse a significant majority of plastic and paper scrap to manufacture our own products and implement programs to reduce scrap in production as much as possible. The plastic or paper scrap that cannot be reused in the manufacturing process is recycled by third parties where possible. As of December 31, 2023, all of our U.S. plastics converting facilities had also made the Operations Clean Sweep pledge, a program aiming to keep plastic pellets out of the environment by reducing pellet, flake and powder loss from the plastics manufacturing process. Our applicable facilities in Canada and Mexico also made similar pledges to industry organizations in those countries.

Protecting the sustainability of our forests is a critical initiative, given our broad use of paper through our product offerings. The paper and paperboard purchased from our U.S. paper suppliers are certified to meet internationally-recognized fiber sourcing standards.

Additionally, our North American paper production facilities have chain-of-custody certifications from independent, third-party certifiers. In recent years, we have continually increased the amount of fiber we procure from these certified sources. We met our goal to have 100% of our applicable facilities in North America be chain of custody certified. In 2022, over 98% of our procured virgin fiber met third-party fiber sourcing or controlled wood standards, progressing on our targets to have 100% of our procured virgin fiber meet these standards by 2025. Additionally, we published an updated sustainable forestry policy as well as our Net Zero Deforestation Commitment, which can be found on our investor relations website at https://investors.pactivevergreen.com/esg-documents.

References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Social and Human Capital Resources

Our most valuable asset is our people, and our human capital management is evolving to meet the changing needs of today’s workforce.

As of December 31, 2023, we employed approximately 15,000 people globally. We believe in supporting and empowering our employees through recognition, health and welfare benefits offerings, development opportunities and fair compensation. Approximately 25% of our employees were represented by labor unions as of December 31, 2023. Our operations are subject to various local, national and multinational laws and regulations relating to our relationships with our employees. We are a party to numerous collective bargaining agreements, and we endeavor to renegotiate these collective bargaining agreements on satisfactory terms when they expire.

Workforce Health and Safety

Safety is a core value and affects everything we do. In 2023, we had a total recordable incidence rate of 1.02 compared to the industry average of 3.0, a total lost time restricted time rate of 0.37 compared to the industry average of 2.1 and a total lost workday rate of 0.64 compared to an industry average of 1.1.

Corporate Culture

Our purpose, mission and values represent the principles we honor, the promises we keep and the foundational beliefs we share. They communicate what our customers and shareholders can expect from us and what we can expect of each other. As we grow our brand, we are also mindful of the need to continue building on this values-based leadership. We continue to prioritize building corporate culture around our purpose of Packaging A Better Future and our values to Celebrate People, Do What’s Right, Win Together, Demand Excellence and Own It, including the creation of a Talent & Culture team. We believe our values-driven and people-centric culture supports diversity, innovative thinking, decisiveness and leadership skills — qualities that are essential in our fast-paced environment. We focus on promoting from within for rewarding careers and long-term growth. We know that we can support our employees in many ways: in 2023, we launched a new parental leave policy for U.S.-based salaried employees and strengthened our leadership development programs. We also launched our inaugural Employee Engagement Survey, seeking to gain insights into how our employees feel about working for Pactiv Evergreen and to identify opportunities for improvement.

In 2021, we launched the Pactiv Evergreen Give Back program, an annual initiative to reward employees and their families for living our values by supporting the communities where we live and work. As a food and beverage packaging company, we believe that we are uniquely equipped to inspire action and support those in need, especially when it comes to food insecurity. In 2023, our Give Back Month of Action supported numerous non-profits through over 100 volunteer events, donating approximately 6,000 hours of volunteer service and collecting nearly 300,000 pounds of non-perishable food items for local pantries. Our Give Back grants also support our employees and the causes important to them. We believe that the success of our Give Back program reflects our employees’ commitment to living our values and making a positive impact in our communities.

Diversity, Inclusion and Talent Development

We focus on attracting and retaining a diverse workforce, and we are committed to being transparent when it comes to diversity. In 2023, we released metrics related to the ethnic background and diversity in leadership of our U.S.-based employees, which represented approximately 86% of our total workforce as of December 31, 2023. Also as of December 31, 2023, approximately 57% of our U.S.-based employees were Black, Indigenous or People of Color, including 23% of those in our senior or mid-level leadership positions. In addition, 30% of our employees were women, including 25% of those in our senior or mid-level leadership positions. In 2023, we were proud to be named a Military Times Best for Vets Employer for a second year in a row, reflecting our commitment to supporting veterans at all phases of recruitment, employment and retention.

Our diversity, equity and inclusion principles are also reflected in our employee training and policies. Diversity, equity and inclusion are embedded into our leadership development courses.

We support the success and growth of our employees through in-depth onboarding training and ongoing development opportunities throughout their careers. In November 2022, we launched two new Leadership Development programs for front line and mid-level leaders. Of more than 900 leaders from across the business, over 800 had completed this course as of the end of 2023. A third program was launched for senior manager and director-level employees with 20 leaders who were nominated by senior executives for this program. We are also testing a standardized hourly operator certification program to support our skilled team members in their career progression.

Governance

The composition of our seven-member Board of Directors includes three women, one of whom is Hispanic. Ms. LeighAnne Baker is our first female Board Chair. Ms. Baker has been an independent member of our Board since our initial public offering, and we are grateful to benefit from her leadership and experience. Our full Board of Directors continues to provide direct oversight over environmental, social and governance, or ESG, issues and corporate sustainability initiatives.

In 2023, we also conducted our ESG materiality assessment, published our first ESG report based on the Global Reporting Institute index and informed by the Sustainability Accounting Standards Board standards and publicly reported to CDP (formerly the Carbon Disclosure Project) on climate, forestry and water security. We received third-party limited assurance on Scope 1 and Scope 2 (location-based) emissions, energy consumed for Scope 1 and 2 (location-based) emissions and energy intensity for Scope 1 and Scope 2 (location-based) emissions.

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

Prior to our IPO, we divested certain of our former business operations and segments as part of our consolidation into our core, business-to-business North American foodservice, food merchandising and beverage merchandising operations. In 2019, we sold our North American and Japanese closures businesses. In February 2020, we distributed all of our ownership of Reynolds Consumer Products Inc., which we refer to as RCP and which produces several consumer-facing brands of cooking products, waste and storage products and tableware, to Packaging Finance Limited, our parent company. In September 2020, we distributed to Packaging Finance Limited all of our ownership of Graham Packaging Company Inc., which we refer to as Graham Packaging or GPC and which designs and manufactures value-added, custom blow mold plastic containers for branded consumer products. For details on divestitures and distributions of certain operations that impacted our results, refer to Note 3, Acquisitions and Dispositions, to the consolidated financial statements.

Available Information

Our Internet address is www.pactivevergreen.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on our investor relations website at https://investors.pactivevergreen.com/financial-information/sec-filings as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We may from time to time provide important disclosures to investors by posting them on our investor relations website, as allowed by SEC rules, but no information on our website is incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

The primary raw materials used in our products are plastic resins (principally polystyrene, polypropylene, polyethylene terephthalate, polyvinyl chloride, polyethylene and polylactic acid), fiber (principally raw wood, wood chips and recycled newsprint) and paperboard (principally cartonboard and cupstock). Changes in the prices of raw materials are generally due to movements in commodity market prices, although some raw materials, such as wood, may be affected by local market conditions (including weather) as well as the commodity market. These conditions can be affected by broader macroeconomic trends, such as the macroeconomic disruptions resulting from the Russian invasion of Ukraine in 2022 and the elevated levels of inflation experienced beginning in the second half of 2021. For more information on the impact of macroeconomic trends on our business, please refer to the risk factor under the caption “Our business is subject to risks related to global economic conditions, including inflation and interest rates, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance.”

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

In addition, over the last several years, there has been a trend toward consolidation among suppliers of many of our principal raw materials, and we expect that this trend may continue. Consolidation among our key suppliers could enhance their ability to increase prices, forcing us to pay more for such raw materials, purchased either directly from these existing suppliers or from costlier alternative suppliers. We may be unable to pass on such cost increases to customers which could result in lower margins or lost sales. Consolidation among our suppliers also increases our vulnerability to catastrophic events impacting particular geographic regions. For more information, please refer to the risk factor “Natural disasters, public health crises and other catastrophic events outside of our control could damage our facilities or the facilities of third parties on which we depend, which could have an adverse effect on our financial condition or results of operations.”

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

In addition to our dependence on primary raw materials, we are also dependent on different sources of energy and other utilities for our operations, such as coal, fuel oil, electricity and natural gas. For example, our Beverage Merchandising segment is susceptible to price fluctuations in natural gas as it consumes significant amounts of natural gas to convert raw wood and wood chips to liquid packaging board. In addition, if some of our large energy contracts were to be terminated for any reason or not renewed upon expiration, or if market conditions were to substantially change resulting in a significant increase in the price of coal, fuel oil, electricity, natural gas or other utilities, we may not be able to find alternative, comparable suppliers or suppliers capable of providing such energy and utilities on terms satisfactory to us. For instance, climate-related extreme weather conditions, such as hurricanes, flooding, droughts and deep freezes, have the potential to substantially change market conditions and increase prices for our energy and utilities. As a result of any of these events, our business, financial condition and operating results may suffer.

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

Our relationships with our customers depend on numerous factors, including, among others, our ability to provide high-quality products at attractive prices, and our ability to meet their requirements in a timely manner. In order to meet customer requirements, we must have adequate inventory supply, which often requires accurately forecasting customer demand and, in many cases, building inventory sufficiently in advance. These forecasts are based on our estimates, and those of our customers, of future demand for our products. Our ability to accurately forecast demand in the future could be affected by many factors, including changes in customer demand for our products, the ability of our customers to provide reliable forecasts of demand, changes in demand for the products of competitors, unanticipated changes in general market or macroeconomic conditions and changes in economic conditions or customer confidence in future economic conditions. For example, as a result of forecasting inaccuracies and a lack of inventory build during the summer of 2023, there was a shortage of school milk cartons in the beginning of the 2023-2024 school year in North America that resulted in unmet market demand and increased costs. Any such failure to accurately forecast our customers’ needs may result in unmet demand, manufacturing delays, increased costs, reputational risk and adverse impacts to customer relationships. If the forecasts used to manage inventory are not accurate, we may experience a shortage of available products, excess inventory levels or reduced manufacturing efficiencies. Further, a deterioration in the strength of our customer relationships could cause our major customers to reduce purchasing volumes or stop purchasing our products, or could cause us to lose customers in the future. Any of these events could adversely affect our business and results of operations.

In addition, over the last several years, there has been a trend toward consolidation among our customers in the food and beverage industry and in the retail and foodservice industries, and we expect that this trend may continue. Consolidation among our customers could increase their ability to apply price pressure, and thereby force us to reduce our selling prices or lose sales, which would impact our results of operations. Following a consolidation, our customers in the food and beverage industry may also close production facilities or switch suppliers, while our customers in the retail industry may close stores, reduce inventory or switch suppliers of consumer products. Any of these actions could adversely impact the sales of our products.

In fiscal year 2023, one of our customers accounted for approximately 10% of our net revenues, and our top ten customers together accounted for approximately 42% of our net revenues. The loss or bankruptcy of any of our significant customers could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to risks related to global conditions, including inflation, consumer demand, global supply chain challenges and other macroeconomic and geopolitical issues that could have an adverse effect on our business and financial performance.

General economic downturns in our key geographic regions and globally can adversely affect our business operations, demand for our products and our financial results. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including higher interest rates, relatively high levels of inflation, strained supply chains and expectations of lower economic growth, which have put pressure on our business. Additionally, geopolitical volatility may also contribute to the general economic conditions and regulatory uncertainty in regions in which we operate.

For example, Russia’s invasion of Ukraine in the first quarter of 2022 and the resulting geopolitical responses increased the cost of many of the raw materials that we use and contributed to an aluminum scarcity that negatively affected our business. Similarly, the heightened inflationary environment in recent periods reduced consumer demand, which we believe reduced our volumes and negatively affected our ability to recover the heightened costs resulting from inflationary pressures. When challenging macroeconomic conditions such as these exist, our customers may delay, decrease or cancel purchases from us and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. Changes in policy, including as a result of the elections scheduled later this year in the United States and Mexico, the two countries in which we have the largest presence, could disrupt the markets we serve and the policies under which we operate. Any of these factors could have a material adverse effect on our business, the demand for our products, our financial condition and our results of operations.

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

At times during the past three years, and in particular during the fourth quarter of 2021 and the first quarter of 2022, we experienced labor shortages that decreased production output in many of our plants, negatively impacting our business and operations. We believe that these shortages were attributable to a number of factors, including, among others, substantially increased employee absences due to coronavirus infections, rapid increases in prevailing wages, increased governmental support during the coronavirus pandemic and increased competition from other employers.

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

Although we noticed a marked increase in our ability to attract employees over the course of 2022 and 2023, we continue to experience heightened employee turnover, particularly among our newest employees. Our total rewards programs may not be lucrative enough to attract and retain the best talent, and the fixed shift schedules and manual labor required in many of our facilities could be less attractive than alternative employers’ positions. Increased turnover particularly affects our business, as the equipment required to operate our business is complicated and requires substantial training before an employee is at full productivity. As a result, we have experienced a decrease in employee productivity in certain of our plants, which has contributed to increasing our operating expenses.

To mitigate the impact of labor shortages on our business, we have increased our total reward offerings and provide referral, sign-on and retention bonuses, and have invested in improving the onboarding and training experience for our new hires. These measures are effective but increase our operating costs. We also dedicate a substantial portion of our regular capital expenditures to increasing automation and otherwise reducing the labor intensity of our business. However, these measures may not be successful, in which case our margins would be negatively affected. Additionally, if we increase product prices to cover increased labor costs, the higher prices could adversely affect sales volumes. If we are unable to successfully mitigate the adverse impacts of labor shortages, increased labor costs and employee turnover in our business, our operating expenses, growth and results of operations will continue to be negatively affected.

We may incur significant costs, experience short-term inefficiencies or be unable to realize expected long-term savings from the recently-announced Footprint Optimization, or any other business restructuring or reorganization.

On February 29, 2024, we announced a restructuring plan approved by our Board of Directors to optimize our manufacturing and warehouse footprint. We refer to these activities collectively as the Footprint Optimization. We determined to undertake the Footprint

Optimization because we believe that it will improve our operating efficiency. However, the successful completion of the Footprint Optimization, or any other business restructuring or reorganization, is subject to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•
Our ability to avoid disruptions of our operations while maintaining volumes sufficient to meet customer demand and quality expectations;
•
Our ability to complete plans within our estimated costs and time frames;
•
Our ability to adequately manage environmental and other legacy liabilities associated with impacted facilities; and
•
The reactions of our customers and other stakeholders, including employees, labor unions, local communities and governmental entities.

We cannot assure you that we will be able to realize all, or any, of the expected benefits, or avoid greater than expected inefficiencies or costs, from the Footprint Optimization or any other business restructuring or reorganization that we may undertake. Any such failure would negatively affect our business, financial condition and results of operations.

We may lose the use of all or a portion of any of our key manufacturing facilities due to natural disasters, public health crises and other catastrophic events outside of our control, as well as periodic scheduled outages, which could have an adverse effect on our financial condition or results of operations.

While we manufacture most of our products in a number of diversified facilities, a loss of the use of all or a portion of any of our key manufacturing facilities for any reason, including an accident, labor issues, weather conditions, pandemics, natural disasters, cybersecurity incidents, periodic scheduled outages and other catastrophic events and crises, could adversely affect our financial condition or results of operations. Certain of our products are produced at only one facility, or at a small number of facilities, increasing the risks associated with a loss of use of such facilities. For example, following the closure of our mill in Canton, North Carolina in June 2023, all of the beverage packaging products produced by our Food and Beverage Merchandising segment depend on the liquid paper board produced by our mill in Pine Bluff, Arkansas. Facilities may from time to time be impacted by adverse weather and other natural events, and the prolonged loss of a key manufacturing facility due to such events could have a material adverse effect on our business.

For instance, during February 2021, the Southern portion of the United States was impacted by Winter Storm Uri, which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate the Pine Bluff mill and some of our other plants and warehouses in Texas and Arkansas. Similarly, in the third quarter of 2021, Tropical Storm Fred caused substantial damage to our former Canton, North Carolina mill, and in the fourth quarter of 2022, during Winter Storm Elliott we were unable to fully operate certain of our facilities. In addition, certain of our equipment requires significant effort to maintain and repair, and prolonged downtime due to planned outages for maintenance, key equipment failure or loss could adversely affect our business.

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

Additionally, as a result of increased scrutiny by antitrust authorities, we may announce an acquisition or divestiture transaction that is challenged by such authorities, is ultimately not completed due to a failure to obtain antitrust or other related regulatory approvals or is subject to litigation by such authorities following its completion. Our failure to address these risks or other issues encountered in connection with our transactions could cause us to fail to realize the anticipated benefits of those transactions, cause us to incur unanticipated costs and liabilities and harm our business generally. Future transactions could also result in dilutive issuances of our equity securities; the incurrence of debt, contingent liabilities or other expenses; or impairments of tangible or intangible assets, any of which could harm our results of operations, and the anticipated benefits of any transaction may not materialize.

We may not be able to achieve some or all of the benefits that we expect to achieve from our capital investment, restructuring and other cost savings programs.

We regularly review our business to identify opportunities to reduce our costs. When we identify such opportunities, we may develop a capital investment, restructuring or other cost savings program to attempt to capture those savings, such as our strategic capital investment program. For example, we direct substantial capital investment toward reducing the labor intensity of our manufacturing processes to control labor costs and reduce our vulnerability to labor shortages. We may not be able to realize some or all of the cost savings we expect to achieve in the future as a result of our capital investment, restructuring and other cost savings programs in the time frame we anticipate. A variety of factors could cause us not to realize some of the expected cost savings, including, among others, delays in the anticipated timing of activities related to our cost savings programs, lack of sustainability in cost savings over time, unexpected costs associated with implementing the programs or operating our business and lack of ability to eliminate duplicative back office overhead and redundant selling, general and administrative functions, obtain procurement related savings, rationalize our distribution and warehousing networks, rationalize manufacturing capacity and shift production to more economical facilities and avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

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

Additionally, there is increasing concern about the environmental impact of the manufacturing, shipping and use of single-use food packaging and foodservice products. For instance, in 2023, legislation was introduced in both houses of the U.S. Congress to ban single-use plastic foam products. Further, in 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalating recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time. Numerous other U.S. municipalities and states and certain other countries, including Canada, have also proposed or enacted legislation prohibiting or restricting the sale and use of certain foodservice products and requiring them to be replaced with recyclable or compostable alternatives. Several provinces in Canada, as well as states in the United States, have enacted legislation imposing fees or other costs on manufacturers and other suppliers of single-use food packaging and foodservice products to encourage and fund recycling of those products.

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

In addition, we need effective and integrated systems to gather and use consumer data and information to successfully market our products. New product development and marketing efforts, including efforts to enter markets or develop product categories in which we have limited or no prior experience, have inherent risks, including product development or launch delays. These could result in our not being the first to market and the failure of new products to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and our results of operations could be adversely affected. In addition, if sales generated by new products cause a decline in sales of our existing products, our financial condition and results of operations could be materially adversely affected. Even if we are successful in increasing market share within particular product categories, a decline in the markets for such product categories could have a negative impact on our financial results.

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

We operate in highly competitive markets.

We operate in highly competitive markets. Some of our competitors have significantly higher market shares in select product lines than we do globally or in the geographic markets in which we compete. Other competitors offer a more specialized variety of materials and concepts in select product lines and may serve more geographic regions through various distribution channels. Still others may have lower costs or greater financial and other resources than we do and may be less adversely affected than we are by price declines or by increases in raw material costs or otherwise may be better able to withstand adverse economic or market conditions.

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

As of December 31, 2023, approximately 25% of our employees were subject to collective bargaining agreements. Our business relies heavily on workers who are members of labor unions to manufacture our products. In many cases, before we take significant actions with respect to our production facilities, such as workforce reductions or closures, we must reach an agreement with applicable labor unions. For example, our employees at certain facilities that may be impacted by the Footprint Optimization are represented by labor unions, and successfully completing the Footprint Optimization could involve negotiating agreements with those labor unions. For more information, please refer to the risk factor “We may incur significant costs, experience short-term inefficiencies or be unable to realize expected long-term savings from the recently-announced Footprint Optimization, or any other business restructuring or reorganization.” We may not be able to successfully negotiate any such agreements or new collective bargaining agreements in the future on satisfactory terms or at all. If we are not able to maintain satisfactory relationships with our employees and their representatives, or if prolonged labor disputes, slowdowns, strikes or similar actions occur, our business and results of operations could be adversely affected.

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

Further, we have experienced management turnover in the recent past. For example, John McGrath served as our chief executive officer for six months after our IPO until his retirement and replacement by Michael King in early 2021. In mid-2021, John Rooney, the long-time president of our legacy Beverage Merchandising segment, left the company and was replaced by Byron Racki, who left the company in mid-2023. Furthermore, in May 2022, Michael Ragen, our chief financial officer since our IPO, left the company and was replaced by Jonathan Baksht.

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

Demand for certain of our products is moderately seasonal. Our Foodservice operations and the food merchandising operations of our Food and Beverage Merchandising segment peak during the summer and fall months in North America when the favorable weather and harvest and holiday seasons lead to increased consumption, resulting in greater levels of sales in the second and third quarters. The beverage merchandising operations of our Food and Beverage Merchandising segment are generally less sensitive to seasonal effects, although they do experience some seasonality as a result of increased consumption of milk by school children during the North American academic year, resulting in a greater level of carton product sales in the first and fourth quarters. In addition, the market for some of our products can be cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences and other factors. For information on factors that can affect our business cyclically, see the risk factor “Our business is subject to risks related to global economic conditions, including inflation and interest rates, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance.” We have no control over these factors and they can significantly influence our financial performance.

Financial Risks

We have significant debt, which could adversely affect our financial condition and ability to operate our business.

We had $3,605 million of outstanding indebtedness as of December 31, 2023. Our debt level and related debt service obligations:

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

Borrowings under our credit agreement are at variable rates of interest, and as a result, as of December 31, 2023, $1,680 million, representing 47%, of our outstanding indebtedness was at variable rates of interest, exposing us to interest rate risk. Although our overall debt levels decreased by approximately 13% during 2023, the approximately 110 basis point increase in the variable index rate during 2023 increased our debt service obligations and correspondingly decreased our net income and cash flows.

As of December 31, 2023, approximately $680 million of the total $1,680 million of variable interest rate indebtedness was not hedged by an interest rate swap, and any additional interest rate swaps into which we enter may not fully mitigate our remaining interest rate risk. If interest rates continue to increase and we are not able to fully mitigate our remaining interest rate risk, our debt service obligations on the variable rate indebtedness would continue to increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Moreover, approximately $925 million of our indebtedness is scheduled to mature during the next two years. If we are unable to devote sufficient capital to repaying this indebtedness in advance of, or upon, maturity, we would be required to seek additional financing to repay this indebtedness upon its maturity. In addition, we may need additional financing to support our business and pursue our growth strategy, including for strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If interest rates remain elevated, any refinancing to replace matured indebtedness as described earlier may be on less favorable terms than the indebtedness that it replaces, which would increase our debt service obligations and correspondingly decrease our net income and cash flows. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock and, in the case of equity and equity-linked securities, our existing shareholders would experience dilution.

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

Our largest pension plan is the Pension Plan for Pactiv Evergreen, which we refer to as the PPPE. We became the sponsor when Pactiv Corporation (now Pactiv LLC, our indirect subsidiary) was spun-off from Tenneco Inc. in 1999. This plan covers certain of our employees as well as employees (or their beneficiaries) of certain companies previously owned by Tenneco but not owned by us. As a result, while persons who have never been our employees do not currently accrue benefits under the plan, the total number of beneficiaries covered by this plan is larger than if only our personnel were participants. For this reason, the impact of the pension plan on our net income and cash flow from operations has historically been greater than the impact typically found at similarly sized companies, and changes in the interest rate used to discount projected benefit obligations, governmental regulations related to funding of retirement plans, financial market performance and revisions to mortality tables as a result of changes in life expectancy have a disproportionate effect on our results of operations compared with similarly sized companies.

Since our IPO, we have reduced our exposure to pension obligations through acquisitions of non-participating group annuity contracts which have transferred the future benefit obligations and annuity administration for approximately 39,800 beneficiaries under our plans, thereby reducing our gross pension plan liabilities by approximately $2,900 million. While we have undertaken these transactions to reduce our business’s exposure to pension obligations, we nevertheless retain gross pension benefit obligations of $966 million.

During 2023, the PPPE’s net asset position increased from $16 million to $61 million, primarily as a result of asset returns, partially offset by a decrease in the discount rate. We contributed an immaterial amount to the PPPE during the year ended December 31, 2023. Future contributions to our pension plans, including the PPPE, depend on future plan asset returns and interest rates and are highly sensitive to changes. Any future contributions will reduce the cash otherwise available to operate our business and could have an adverse effect on our results of operations.

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

Legal, Regulatory and Compliance Risks

Government regulations and judicial decisions affecting products we manufacture or the products contained in the products we produce could significantly reduce demand for our products.

Many governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of materials incapable of being recycled or composted. Programs have included, for example, banning or restricting certain types of products, mandating certain rates of recycling and the use of recycled materials, imposing fees or taxes on single-use items (often plastic), requiring retailers or manufacturers to take back packaging used for their products and requiring retailers to refrain from providing certain single-use or plastic items unless specifically requested. For instance, in 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalating recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time. Similarly, the Canadian government in 2021 enacted a broad prohibition on single-use plastics. While this policy is currently suspended following an adverse judgment by a lower court, the government could appeal that judgment or revise its requirement. Additionally, in 2023, members of the U.S. Congress introduced legislation to prohibit single-use plastic foam foodservice products. Any such legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for our products. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental or sustainability concerns of consumers, investors and government and non-governmental organizations by using only recyclable or compostable containers.

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

Moreover, as environmental issues, such as climate change, have become more prevalent, federal, state, local and foreign governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the U.S. Environmental Protection Agency regulates certain greenhouse gas emissions under the Clean Air Act, and various countries are party to the Paris Agreement, pursuant to which many have made national pledges to reduce greenhouse gas emissions. Similarly, in 2023 California enacted two climate disclosure bills to require subject companies to report their greenhouse gas emissions and climate-related financial risks, and the U.S. Securities and Exchange Commission has proposed and is currently considering regulations to substantially increase the climate-related disclosures required of public companies. For more information on the potential impact of these and other efforts to increase disclosures relating to environmental matters, please refer to the risk factor “Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.” These and other international, foreign, federal, regional and state climate change initiatives may cause us to incur additional direct costs in complying with new environmental legislation or regulations, such as costs to upgrade or replace equipment, or increased public-company compliance costs, as well as increased indirect costs resulting from our suppliers, customers or both incurring additional compliance costs that could get passed through to us or impact product demand.

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

Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced ESG goals, including our commitments to set a long-term science-based target to reach net-zero value chain greenhouse gas emissions by 2050; to 100% of our packaging products being made with recycled, recyclable or renewable materials by 2030 (based on associated net revenue); and to various other initiatives. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from customers, consumers, investors, regulators and other stakeholders.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include but are not limited to:

•
the availability and cost of alternative energy sources and product substrates;
•
the evolving regulatory requirements affecting ESG practices and disclosures;
•
increasing scrutiny and evolving expectations from investors, customers and other stakeholders regarding ESG matters;
•
the availability of suppliers that can meet our ESG standards;
•
customers’ willingness to support us in our ESG goals; and
•
the success of our organic growth and acquisitions, dispositions or restructuring of our businesses or operations.

Standards for tracking and reporting ESG matters continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC and other regulators, and such standards may change over time or conflict with one another, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future; impose additional costs on us; or limit our ability to conduct business in certain jurisdictions.

If our ESG practices do not meet evolving customer, investor, regulator or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment or supplier could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation. For example, the SEC has proposed, and California has adopted, new climate change disclosure requirements. While the final scope of these disclosure regimes is not yet clear, because the SEC’s proposed regulations have not yet been promulgated and California has not yet adopted implementing regulations for its new statutory regime, compliance with these rules will likely ultimately require significant effort and resources and could result in changes to our current ESG goals.

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Moreover, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with unfavorable ESG profiles could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other markets, which could have a negative impact on our access to and costs of capital. There is also the possibility that financial institutions could adopt policies that limit funding for companies with unfavorable ESG profiles. Any of these results could raise our cost of capital and diminish our access to necessary financing.

We are frequently involved in legal proceedings that could result in substantial liabilities for us.

We are subject to a variety of legal proceedings. It is difficult to predict with certainty the cost of defense or the outcome of any of these proceedings and their impact on our business, including remedies or damage awards. Adverse outcomes in any claim or lawsuit against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. If liabilities or fines resulting from these proceedings are substantial or exceed our expectations, our business, financial condition or results of operations may be adversely affected. In addition, regardless of the outcome of any legal proceedings, they are often costly and time consuming and could require significant attention from our management, and therefore could have a material adverse effect on our financial condition, results of operations or cash flows.

As an example of litigation to which we have been subject, in 2021, MP2 Energy LLC filed a lawsuit against one of our subsidiaries in state court in Texas. The complaint alleged that our subsidiary breached an agreement with MP2 to sell a certain quantity of energy at a specified price as a result of the disruptions caused by Winter Storm Uri. In 2022, we settled the case. As a result, the litigation has been resolved; however, if similar litigation is filed against us, we may incur significant legal fees, settlements or damages awards. If any such matter is not ultimately resolved in our favor, losses arising from the results of litigation or settlements, as well as ongoing defense costs, could adversely affect our business, financial condition or results of operations.

Supply of faulty or contaminated products could harm our reputation and business.

Although we have control measures and systems in place to ensure the maximum safety and quality of our products is maintained, the consequences of not being able to do so, due to accidental or malicious raw material contamination, or due to supply chain contamination caused by human error or faulty equipment, could be severe. These consequences may include adverse effects on consumer health and our reputation, loss of customers and market share, financial costs or loss of revenue. If any of our products are found to be defective, we could be required to recall them, which could result in adverse publicity, significant expenses and a disruption in sales that could affect our reputation and that of our products. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy. In addition, if any of our competitors or customers supply faulty or contaminated products to the market, or if manufacturers of the end-products that use our products produce faulty or contaminated products, our industry, or our end-products’ industries, could be negatively impacted, which could have adverse effects on our business. For more information on the laws and regulations impacting the quality of the products that we manufacture, please refer to the risk factor “We may incur material liabilities under, or costs in order to comply with, product quality and related laws and regulations to which our products are subject.”

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

We depend on information technology for processing and distributing information in our business, including to and from our customers and suppliers and for managing our production and distribution processes. This information technology is subject to theft, damage or interruption from a variety of sources, including malicious computer viruses, security breaches, defects in design, natural disasters, terrorist attacks, power and telecommunication failures, employee malfeasance or human or technical errors. Additionally, we can be at risk if a customer’s or supplier’s information technology system is attacked or compromised. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or third-party data to which we have access, including personal information, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (such as phishing attacks), ransomware and general hacking have become more prevalent, have occurred on our systems in the past and may occur on our systems in the future. Such attacks may interrupt our business operations, damage our reputation, impair our internal systems or result in financial harm to us. Further, these risks could be heightened by the fact that many of our employees work, exclusively or partly, from home.

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

Moreover, the SEC recently promulgated regulations requiring us to disclose material cybersecurity incidents. This disclosure obligation is contingent upon the result of complex analyses, including a determination of materiality. The nature of cybersecurity incidents can make it difficult to quickly and comprehensively assess an incident’s overall impact to our business, and we may make errors in our assessments. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses, we could face compliance issues under these and other regulations, and we could be subject to lawsuits, regulatory fines or investigations or other liabilities, any or all of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers or vendors, that lead to public disclosures may also lead to widespread negative publicity and increased government or regulatory scrutiny. Any security compromise, whether actual or perceived, could harm our reputation, erode customer confidence in our security measures, negatively affect our ability to attract new customers or subject us to third-party lawsuits, regulatory fines or investigations or other liability, any or all of which could adversely affect our business and operating results.

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

Compliance with applicable data protection laws and regulations could also require us to change our business practices and compliance procedures in a manner adverse to our business. Penalties for violations of these laws vary but can be substantial. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. In addition, we rely on third-party vendors to collect, process and store data on our behalf, and we cannot guarantee that such vendors are in compliance with all applicable data protection laws and regulations. Our or our vendors’ failure to comply with applicable data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations or privacy policies, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition and results of operations.

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

In 2020, we identified practices in our Evergreen Packaging Shanghai business, which was part of our legacy Beverage Merchandising segment, that involved acts potentially in violation of the FCPA. We voluntarily disclosed these matters and the results of our investigation conducted by external counsel, accountants and other advisors to the U.S. Department of Justice, or DOJ, and the SEC. Our investigation identified the occasional giving of gift cards representing relatively minor monetary values to government regulators and employees of state-owned enterprise customers in the People’s Republic of China over the course of several years. The amounts involved were immaterial, individually and in the aggregate, and the gift cards appear to have been provided at the times of Chinese holidays for general goodwill purposes only. We have remediated these practices, including by discontinuing the giving of gift cards. In the course of our investigation, we also identified certain other gift, travel and entertainment practices that did not comply with our policies and expectations. These findings provided an opportunity for targeted, enhanced controls and additional training in these areas. We presented our investigation findings to the DOJ and the SEC in 2021. In response to and based on our investigation findings, the DOJ and the SEC closed their files on this matter without any action against us.

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

PFL owns, and controls the voting power of, approximately 77% of our outstanding shares of common stock. As long as PFL continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election and removal of directors.

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
•
a tax matters agreement with each of RCP and Graham Packaging; and
•
an IT license usage agreement with Rank and Graham Packaging, pursuant to which we continue to receive usage rights under certain IT-related license and contractual arrangements that are held by certain of our affiliates and provide usage rights to certain of our affiliates under certain IT-related license and contractual arrangements we hold.

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

PFL owns, and controls the voting power of, approximately 77% of our outstanding shares of common stock. PFL has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

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

Further, we entered into a stockholders agreement with PFL in connection with our IPO in September 2020. That agreement gives PFL the right to nominate a certain number of directors to our Board so long as it beneficially owns at least 10% of the outstanding shares of our common stock.

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

Our Charter makes the Delaware Court of Chancery the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us under the Delaware General Corporation Law, our Charter or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine; except, in each case, for claims to enforce any liability or duty created by the Securities Act or the Exchange Act and for which the federal courts have exclusive jurisdiction. In addition, our Charter provides that unless we consent in writing to the selection of an alternative forum, the federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the federal forum provision.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is designed to align with industry best practices and provide a framework for evaluating and implementing methods to assess, identify and manage material risks from cybersecurity threats and properly respond to incidents, including threats and incidents associated with the use of services provided by third-party service providers. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat (including whether the cybersecurity threat is associated with a third-party service provider), implementing cybersecurity countermeasures and mitigation strategies and informing management and our Board of Directors of material cybersecurity threats and incidents. Our cybersecurity team leads a regular cybersecurity working group meeting with representatives from across the Company’s centers of excellence, as well as a quarterly cybersecurity steering committee meeting with executives from across the Company, to facilitate coordination across different functional groups within our Company and ensure broad awareness of ongoing cybersecurity initiatives and assessments. These committees also hold ad hoc meetings as necessary to address urgent threats that arise in between meetings. Our cybersecurity team also engages third-party security experts for risk assessment and system enhancements. In addition, our cybersecurity team provides training to all employees annually.

Our Board of Directors has overall oversight responsibility for our risk management and has delegated cybersecurity risk management oversight to the Audit Committee of the Board. The Audit Committee of the Board is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which we are exposed and implement processes and procedures to manage cybersecurity risks and mitigate cybersecurity incidents. The Audit Committee of the Board also reports material cybersecurity risks to our full Board of Directors. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining our cybersecurity program. Our cybersecurity program is managed under the direction of our Senior Vice President for Business Transformation, who receives reports from our cybersecurity team, including our Chief Information Security Officer, or CISO, and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. The CISO, in coordination with senior management, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to respond promptly to any material cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications, the CISO and these teams inform senior management about, and monitor the prevention, detection, mitigation and remediation of, cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

Our CISO has 42 years of experience in a diverse array of information and security technologies and has managed various domains, with expertise in enterprise resource planning, finite scheduling, middleware technologies, network control, operational control, identity access and governance and data center management. He and our other dedicated cybersecurity personnel collectively hold numerous certifications, including in relation to forensic investigation, threat hunting and digital forensics, risk and information system controls, Google cybersecurity, information security auditors and fraud examiners. Additionally, the collective cybersecurity team members have substantial experience in information technology disciplines and prioritize remaining educated on current threats.

Our cybersecurity team regularly updates the Audit Committee of the Board on our cybersecurity program, material cybersecurity risks and mitigation strategies and provides quarterly cybersecurity reports that cover, among other topics, third-party assessments of the Company’s cybersecurity program, developments in cybersecurity and updates to the Company’s cybersecurity program and mitigation strategies.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see the risk factor above entitled “Cybersecurity breaches and improper access to or disclosure of our data or user data, or other infiltration, hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.”

Item 2. Properties

Our corporate office is located in leased office space in Lake Forest, Illinois. As of December 31, 2023, we leased or owned 87 other U.S. facilities and 13 international facilities, some of which included multiple buildings and warehouses. This included the 56 manufacturing facilities and 42 warehouses that comprised our global production and distribution network.

We believe that all of our facilities are adequate to meet our current needs and our needs for the immediate future, and should it be needed, we will be able to secure additional space to accommodate any expansion of our operations.

Item 3. Legal Proceedings

Please refer to the disclosure under the heading “Legal Proceedings” in Note 14, Commitments and Contingencies, to our annual consolidated financial statements included in Part II, Item 8 of this report for a description of our material pending legal proceedings, which disclosure is incorporated by reference into this Item 3 of Part I.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

Our common stock has been listed on the Nasdaq Stock Market LLC under the symbol “PTVE” since September 21, 2020. Before that date, there was no public trading market for our common stock.

Shareholders

As of February 23, 2024, there were two holders of record of our common stock. The actual number of our shareholders is greater than this number and includes beneficial owners whose shares are held in the “street name” by banks, brokers and other nominees. This number of holders of record also does not include shareholders whose shares are held in trust by other entities.

Dividends

Refer to Liquidity and Capital Resources - Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.

Use of Proceeds from Sale of Registered Securities

On September 16, 2020, the SEC declared our amended Registration Statement on Form S-1 (File No. 333-248250) effective for the initial public offering of our common stock, pursuant to which we offered and sold a total of 41,026,000 shares of our common stock at a public offering price of $14.00 per share for aggregate net proceeds of $546 million. As part of the offering, our underwriters were given an option to acquire additional shares at the offering price, which was partially exercised on October 20, 2020 for 1,723,710 shares, resulting in a further $23 million in net proceeds. As of December 31, 2023, all proceeds from our IPO have been applied as described in our final prospectus filed with the SEC on September 18, 2020, and the reporting of such use in our quarterly and annual reports is hereby completed.

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

The following graph compares our cumulative total shareholder return from September 21, 2020 to December 31, 2023 to that of the Russell MidCap Index and the Dow Jones U.S. Containers & Packaging Index. As required by Item 201(e)(4) of Regulation S-K, the graph also compares our cumulative total shareholder return to two indices to which it was compared in our Annual Report on Form 10-K for the year ended December 31, 2022 but to which we no longer intend to compare it, namely the S&P 500 Index and a customized peer group of companies, comprised of AptarGroup, Inc., Avery Dennison Corporation, Berry Global Group, Inc., Clearwater Paper Corporation, Crown Holdings, Inc., Graphic Packaging Holding Company, Greif, Inc., O-I Glass, Inc., P.H. Glatfelter Company, Packaging Corporation of America, Resolute Forest Products Inc., Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company and Tupperware Brands Corporation. We elected to eliminate presentation of the S&P 500 Index because we believe that the Russell MidCap Index is the broad equity market index that is more reflective of companies with a comparable market capitalization to ours, and we elected to replace our customized peer group of companies with the Dow Jones U.S. Containers and Packaging Index, an index-based comparator, because we believe that index is reflective of the markets in which we operate.

The graph assumes that $100 was invested at the market close on September 21, 2020 in our common stock, each index and the customized peer group, and that all dividends were reinvested.

The total shareholder return performances set forth in the graph above are not necessarily indicative of future total shareholder return performance.

Item 6. [Reserved]

Not applicable.

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

In addition, we provided certain unaudited recast financial information reflecting our new reportable segments for the years ended December 31, 2022 and 2021, the four quarters of the year ended December 31, 2022 and the three months ended March 31, 2023 in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 2, 2023.

Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, and Note 20, Segment Information, to the consolidated financial statements for additional details.

Business Environment

During 2023, we experienced a continued moderation in consumer demand for certain of our products, primarily driven by sustained high levels of inflation and general macroeconomic uncertainty. While we have not seen a material economic contraction to date, these pressures may continue to impact consumer demand and thus our customers’ purchasing decisions and order patterns in 2024.

In recent years, we experienced meaningful input cost inflation and challenging labor market conditions. While inflationary pressures remain, our input costs have begun to moderate in certain circumstances during 2023. We believe our pricing strategy provides us with flexibility to manage our market position through cost recovery mechanisms and strategic competitive pricing. In this dynamic environment, we remain focused on servicing our customers and improving manufacturing productivity across our business.

During the second quarter of 2023, we ceased operations at our Canton, North Carolina mill and our converting facility in Olmsted Falls, Ohio, and certain production from the Olmsted Falls facility was reallocated to other sites. These actions allowed us to focus our resources and solidify our leadership position in large, growing end markets while prioritizing our distinctive core strengths. We continue to explore strategic alternatives for certain of our facilities to further drive growth and operational excellence.

The increase in interest rates from historically low levels in recent years, higher levels of inflation and geopolitical factors continue to create uncertainty with respect to the economic outlook. If economic conditions were to deteriorate, a further decline in consumer spending may result, which could lead to a meaningful decline in demand for our products in 2024 and beyond.

Recent Developments and Significant Items Affecting Comparability

Footprint Optimization

On February 29, 2024, we announced a restructuring plan to optimize our manufacturing and warehousing footprint (the “Footprint Optimization”) that we expect will improve our operating efficiency and result in significant cost savings.

For additional information related to this restructuring program, refer to Note 21, Subsequent Events, to the consolidated financial statements.

Beverage Merchandising Restructuring

On March 6, 2023, we announced the Beverage Merchandising Restructuring, a plan approved by our Board of Directors to take significant restructuring actions related to our Beverage Merchandising operations. We expect these actions over time to increase our production efficiency, streamline our management structure and reduce our ongoing capital expenditures and overhead costs.

We expect that the Beverage Merchandising Restructuring will enable us to maintain our strong position in the liquid packaging market by increasing our overall productivity over time and optimizing our manufacturing footprint. It also resulted in our exit from the uncoated freesheet paper market.

We also continue to explore strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina facility. We have not set a definitive timetable in relation to this process.

The operations impacted by the Beverage Merchandising Restructuring did not qualify for presentation as discontinued operations.

Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

Dispositions

In addition to the Beverage Merchandising Restructuring, we made strategic decisions over recent periods to focus on our core, business-to-business North American foodservice and food and beverage merchandising operations. Accordingly, we divested or exited certain of our non-core businesses which enables us to focus on our strategic core competencies.

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell Beverage Merchandising Asia. The transaction closed on August 2, 2022, and we received proceeds of $336 million. We recognized a gain on sale of $239 million during the year ended December 31, 2022. Sales of liquid packaging board to our former Beverage Merchandising Asia operations, which were previously eliminated in consolidation, are recorded as external net revenues subsequent to the transaction’s completion.

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

On March 29, 2022, we completed the sale of our equity interests in Naturepak Beverage, our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. We received proceeds of $47 million and recognized a gain on the sale of our equity interests of $27 million during the year ended December 31, 2022.

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

Fabri-Kal Acquisition

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million, in total, paid during the year ended December 31, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include food containers and drinkware (cold cups and lids) for the institutional foodservice and consumer packaged goods markets. The acquisition included four manufacturing facilities in the U.S. The acquisition broadened our portfolio of sustainable packaging products and expanded our manufacturing capacity to better serve our customers. The acquisition was funded with our existing cash resources and a portion of the U.S. term loans Tranche B-3 incurred in September 2021.

Winter Storm Elliott, Winter Storm Uri and Tropical Storm Fred

In December 2022, the U.S. was impacted by Winter Storm Elliott, which brought unusually low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals. During most of this weather event, we were unable to fully operate our mills in Arkansas and North Carolina, and our Food and Beverage Merchandising segment incurred $8 million of incremental costs, primarily related to precautionary shut-down costs.

During February 2021, the Southern portion of the U.S. was impacted by Winter Storm Uri, which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate some of our mills, plants and warehouses in Texas and Arkansas. During the first half of 2021, we incurred approximately $50 million of incremental costs including energy costs, primarily related to natural gas, shut-down costs and some property damage during the storm. Our Food and Beverage Merchandising segment was impacted to the greatest degree with incremental costs of $37 million incurred by our mill in Pine Bluff, Arkansas. As a result of the storm, certain of our suppliers with locations in the impacted areas were also unable to operate which subsequently has resulted in their declaration of force majeure on meeting the supply quantities due to us. In particular, our supply of various resin types was limited, and we were required to purchase from other suppliers, and at a higher price, in order to meet our production demands for March and April. As further discussed in our Results of Operations, our cost of sales was impacted for 2021 as the products manufactured with this higher priced material were sold.

During August 2021, the Southeastern portion of the U.S. was impacted by Tropical Storm Fred which brought severe flooding. As a result of the storm, our mill in Canton, North Carolina experienced a flood which resulted in the damage of certain property, plant and equipment. The mill subsequently experienced an explosion and resulting fire. Due to the extensive damage sustained from the flood, fire and related events, we were unable to fully operate our mill for several days during the third quarter of 2021. Accordingly, our Food and Beverage Merchandising segment incurred $7 million of incremental costs, including costs related to the shut-down of the mill and to repair damaged property, plant and equipment, during 2021.

COVID-19

During the early part of 2021, we experienced lower demand for our products and, as a result, a decline in revenues. Commencing in the second quarter of 2021 and continuing throughout 2021, volumes improved in our business, most significantly in our Foodservice segment. The strong volumes in 2021 were followed by more typical customer order patterns in 2022. We did not experience significant issues across our supply chain due to the COVID-19 pandemic, including the sourcing of materials and logistics service providers.

Summary of Results

Our results for the year ended December 31, 2023 reflect the impacts from the Beverage Merchandising Restructuring, including the closure of the Canton, North Carolina mill in the second quarter of 2023, as well as the impact from the sale of Beverage Merchandising Asia on August 2, 2022. Our net revenues decreased 11% to $5,510 million for the year ended December 31, 2023 compared to $6,220 million in the prior year. The decrease was primarily due to the closure of our Canton, North Carolina mill, lower sales volume and the disposition of Beverage Merchandising Asia. Lower sales volume was mainly due to a focus on value over volume and the market softening amid inflationary pressures. Favorable pricing in our Food and Beverage Merchandising segment, driven by pricing actions, was offset by unfavorable pricing in our Foodservice segment, mainly due to the contractual pass-through of lower material costs.

Net loss from continuing operations was $222 million for the year ended December 31, 2023 compared to net income from continuing operations of $319 million in the prior year. The change was impacted by $470 million of current year charges related to the Beverage Merchandising Restructuring and a $152 million decrease in tax expense. The decline in tax expense was driven by the tax effects on the sale of businesses in the prior year and benefits of restructuring charges in the current year, which were partially offset by our inability to recognize a tax benefit on all current year interest expense. In addition, the prior year included $266 million of gains on the sale of businesses and $57 million of pension settlement gains, partially offset by a $56 million impairment charge due to the decision to exit our remaining closures businesses.

Our Adjusted EBITDA from continuing operations increased 7% to $840 million compared to $785 million in the prior year. The increase reflects lower material costs, net of costs passed through, and lower transportation and employee-related costs, partially offset by higher manufacturing costs and lower sales volume as well as the impact from the closure of our Canton, North Carolina mill and the disposition of Beverage Merchandising Asia. Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Our capital expenditures were $285 million for the year ended December 31, 2023 compared to $258 million in the prior year.

Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”

Consumer Behavior and Trends

Our sales are driven by consumer buying habits in the markets that our customers serve and by the volume of sales made from our customers to consumers. Consequently, we are exposed to changes in consumer demand patterns that ultimately influence our customers’

purchasing decisions. Changes in consumer preferences for products in the industries that we serve or the packaging formats in which such products are delivered, whether as a result of changes in cost, convenience or health or environmental and social concerns and perceptions, may result in a decline in the demand for certain of our products. For example, certain of our products are used for dairy and fresh juice, and as sales of those beverages have generally declined over recent years, we have had to find new markets for these products. On the other hand, changing preferences for products and packaging formats may also result in increased demand for other products we manufacture. For instance, the growth in consumer preference for organic meat and poultry outpaces the growth in consumer preference for conventional meat and poultry. Organic meat and poultry are often packaged in PET or molded fiber, which may drive a shift from polystyrene foam packaging for these products toward higher value PET and molded fiber substrates.

Sustainability

Interest in environmental sustainability has increased over the past decade, and we expect that sustainability will play an increasing role in customer and consumer purchasing decisions. There have been recent concerns about the environmental impact of single-use products and products made from plastic, particularly polystyrene foam. Governmental authorities in the U.S. and abroad continue to implement legislation aimed at reducing the amount of plastic and other materials incapable of being recycled or composted. This type of legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for certain products. In addition, state and local bans on polystyrene foam packaging may drive a shift to the use of higher value substrates, such as paper, molded fiber, polypropylene and PET.

Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental or sustainability concerns of consumers by using only recyclable or compostable containers. As our customers may shift towards purchasing more sustainable products, we have focused much of our innovation efforts around sustainability. Across our business, we believe we are well positioned to benefit from growth in fiber-based, recycled, recyclable and/or compostable packaging. For instance, in Foodservice, we continue to develop and introduce new products under our EarthChoice®, Greenware® and Recycleware® brands. In Food and Beverage Merchandising, we continue to develop and produce new sustainable product innovations, such as our recycled PET meat and poultry trays and new fiber-based beverage cartons.

We intend to continue sustainability-driven innovation to ensure that we are at the leading edge of recyclable, renewable and compostable products in order to offer our customers environmentally sustainable choices. Our goal is that 100% of the packaging products we sell will be made from recycled, recyclable or renewable materials by 2030, based on associated net revenue. In 2023, we reached approximately 66% of that goal. We expect to incur capital expenditures and research and development costs as a result of developing these products and/or increasing manufacturing of existing sustainable products.

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

Raw Materials, Energy and Labor

Raw Materials and Energy Prices

Our results of operations and the gross profits corresponding to each of our segments are impacted by changes in the costs of our raw materials and energy prices. Resin prices have historically fluctuated based on changes in supply and demand and been influenced by the prices of crude oil and monomers, which may be impacted by extreme weather conditions and the demand for other end uses. The prices of raw wood and wood chips may fluctuate due to external conditions such as weather, product scarcity and commodity market fluctuations and changes in governmental policies and regulations. Purchases of most of our raw materials are based on negotiated rates with suppliers, which are tied to published indices. Many of the raw materials utilized by our mill are purchased on the spot market. The prices for some of our raw materials, particularly resins, have fluctuated significantly in recent years. Prices for raw wood and wood chips have fluctuated less than the prices of resins. Raw wood and wood chips are typically purchased from sources close to our mill and, as a result, prices are established locally based on factors such as local competitive conditions and weather conditions. Management expects continued volatility in raw material prices and such volatility may impact our results of operations.

Historical index prices of resin from December 2021 through December 2023 are shown in the chart below. This chart presents index prices and does not represent the prices at which we purchase resin.

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

Labor Costs and Availability

Labor is one of the primary components in the cost of operating our business. Our cost of labor is influenced by the demand and supply of labor as well as employee productivity. At times during the past three years, and in particular during the fourth quarter of 2021 and the first quarter of 2022, we experienced labor shortages that decreased production output in many of our plants and contributed to an increase in our labor cost. Although we noticed a marked increase in our ability to attract employees over the course of 2022 and 2023, we continue to experience heightened employee turnover, particularly among our newest employees. Increased turnover particularly affects our business, as the equipment required to operate our business is complicated and requires substantial training before an employee is at full productivity. As a result, we have experienced a decrease in employee productivity in certain of our plants, which has also contributed to increasing our operating expenses.

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

Adjusted EBITDA from continuing operations is defined as net (loss) income from continuing operations calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, gains or losses on certain legal settlements, business acquisition and integration costs and purchase accounting adjustments, operational process engineering-related consultancy costs and executive transition charges.

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

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Net (loss) income from continuing operations	$(222)	$319	$33
Income tax (benefit) expense	(3)	149	(4)
Interest expense, net	245	218	191
Depreciation and amortization (excluding Beverage Merchandising Restructuring-related charges)	327	339	344
Beverage Merchandising Restructuring charges(1)	470	—	—
Other restructuring and asset impairment charges (reversals)(2)	6	58	9
Loss (gain) on sale of business and noncurrent assets(3)	2	(266)	—
Non-cash pension expense (income)(4)	8	(49)	(101)
Unrealized losses on derivatives	1	4	7
Foreign exchange losses on cash	6	3	2
Gain on legal settlement(5)	—	(15)	—
Business acquisitions costs and purchase accounting adjustments(6)	—	6	15
Operational process engineering-related consultancy costs(7)	—	9	21
Executive transition charges(8)	—	2	10
Costs associated with legacy sold facility(9)	—	6	—
Other	—	2	4
Adjusted EBITDA from continuing operations (Non-GAAP)	$840	$785	$531
(1)
Reflects charges related to the Beverage Merchandising Restructuring, including $274 million of accelerated depreciation expense during the year ended December 31, 2023. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.

(2)
Reflects a non-cash impairment charge related to our equity interests in a joint venture for the year ended December 31, 2023 and restructuring, impairment and other related charges (net of reversals) primarily associated with the decision to exit our remaining closures businesses for the year ended December 31, 2022 and our closure of Food and Beverage Merchandising’s coated groundwood operations for the year ended December 31, 2021. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(3)
Reflects the loss (gain) from the sale of businesses and noncurrent assets. For the year ended December 31, 2022 this primarily related to the sale of Beverage Merchandising Asia and the sale of our equity interests in Naturepak Beverage. Refer to Note 3, Acquisitions and Dispositions, for additional details.
(4)
Reflects the non-cash pension expense (income) related to our employee benefit plans, including the pension settlement gains of $57 million and $22 million recognized during the years ended December 31, 2022 and 2021, respectively. Refer to Note 12, Employee Benefits, for additional details.
(5)
Reflects the gain, net of costs, arising from the settlement of a historical legal action.
(6)
Reflects the acquisition and integration costs related to the acquisition of Fabri-Kal, including a $12 million inventory fair value step-up that was expensed within cost of sales during 2021.
(7)
Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(8)
Reflects charges relating to key executive retirement and separation agreements.
(9)
Reflects costs related to a closed facility that was sold prior to our acquisition of the entity.

Results of Operations

The following discussion compares our results of operations for 2023 with 2022 and 2022 with 2021:

Comparison of Results of Operations for 2023 with 2022

Consolidated Results

	For the Years Ended December 31,
(In millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% of Change
Net revenues	$5,124	93%	$5,783	93%	$(659)	(11)%
Related party net revenues	386	7%	437	7%	(51)	(12)%
Total net revenues	5,510	100%	6,220	100%	(710)	(11)%
Cost of sales	(4,777)	(87)%	(5,223)	(84)%	446	(9)%
Gross profit	733	13%	997	16%	(264)	(26)%
Selling, general and administrative expenses	(536)	(10)%	(583)	(9)%	47	(8)%
Restructuring, asset impairment and other related charges	(171)	(3)%	(58)	(1)%	(113)	195%
Other income, net	2	—%	281	5%	(279)	(99)%
Operating income from continuing operations	28	1%	637	10%	(609)	(96)%
Non-operating (expense) income, net	(8)	—%	49	1%	(57)	(116)%
Interest expense, net	(245)	(4)%	(218)	(4)%	(27)	12%
(Loss) income from continuing operations before tax	(225)	(4)%	468	8%	(693)	(148)%
Income tax benefit (expense)	3	—%	(149)	(2)%	152	(102)%
(Loss) income from continuing operations	(222)	(4)%	319	5%	(541)	(170)%
Income from discontinued operations, net of income taxes	2		1		1
Net (loss) income	$(220)		$320		$(540)
Adjusted EBITDA from continuing operations(1)	$840	15%	$785	13%	$55	7%

(1) Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for 2023 Compared with 2022

	Price/Mix	Volume	FX	Dispositions / Mill Closure	Total
Total net revenues	—%	(4)%	—%	(7)%	(11)%
By reportable segment:
Foodservice	(4)%	(2)%	—%	—%	(6)%
Food and Beverage Merchandising	2%	(5)%	1%	(13)%	(15)%

Total Net Revenues. Total net revenues for the year ended December 31, 2023 decreased by $710 million, or 11%, to $5,510 million compared to the prior year. The decrease was primarily due to the closure of our Canton, North Carolina mill during the second quarter of 2023, lower sales volume and the disposition of Beverage Merchandising Asia on August 2, 2022. Lower sales volume was mainly due to a focus on value over volume and the market softening amid inflationary pressures. Favorable pricing in our Food and Beverage Merchandising segment, driven by pricing actions, was offset by unfavorable pricing in our Foodservice segment, mainly due to the contractual pass-through of lower material costs.

Cost of Sales. Cost of sales for the year ended December 31, 2023 decreased by $446 million, or 9%, to $4,777 million compared to the prior year. The decrease was primarily due to the closure of our Canton, North Carolina mill, lower sales volume, lower material costs, the disposition of Beverage Merchandising Asia and lower transportation costs. This decrease was partially offset by $299 million of charges related to the Beverage Merchandising Restructuring as well as higher manufacturing costs. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details of the Beverage Merchandising Restructuring.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2023 decreased by $47 million, or 8%, to $536 million compared to the prior year. The decrease was primarily due to lower employee-related costs, including the impact of cost savings from the Beverage Merchandising Restructuring and the sale of Beverage Merchandising Asia in the prior year.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the year ended December 31, 2023 increased by $113 million to $171 million compared to the prior year. The current year period expense primarily arose from Beverage Merchandising Restructuring charges. The prior year period expense was primarily related to an impairment charge related to the decision to exit our remaining closures businesses. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

Other Income, Net. Other income, net for the year ended December 31, 2023 decreased by $279 million to $2 million compared to the prior year. The prior year period included a $239 million gain on the sale of Beverage Merchandising Asia, a $27 million gain on the sale of our equity interests in Naturepak Beverage and a gain of $15 million, net of costs, related to the settlement of a historical legal action.

Non-operating (Expense) Income, Net. Non-operating (expense) income, net for the year ended December 31, 2023 was $8 million of expense compared to $49 million of income in the prior year period. The change was principally due to $57 million of pension settlement gains recognized in the prior year period. Refer to Note 10, Employee Benefits, to the consolidated financial statements for additional details.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2023 increased by $27 million, or 12%, to $245 million, compared to the prior year, primarily due to an increase in the interest rate on our floating rate term loans, partially offset by a reduction in total debt outstanding. Refer to Note 9, Debt, to the consolidated financial statements for additional details.

Income Tax Benefit (Expense). During the year ended December 31, 2023, we recognized a tax benefit of $3 million on a loss from continuing operations before tax of $225 million, compared to tax expense of $149 million on income from continuing operations before tax of $468 million in the prior year period. The effective tax rate during the year ended December 31, 2023 was primarily a result of the inability to recognize a tax benefit on all interest expense. The effective tax rate during the year ended December 31, 2022 was primarily attributable to the tax impacts from the sale of businesses and the mix of income and losses taxed at varying rates among the jurisdictions in which we operate. The tax impacts from the sale of businesses included withholding taxes and U.S. tax on capital gains partially offset by foreign tax credit.

(Loss) Income from Continuing Operations. (Loss) income from continuing operations for the year ended December 31, 2023 was a loss of $222 million compared to income of $319 million in the prior year period. The change was impacted by $470 million of current period charges related to the Beverage Merchandising Restructuring and a $152 million decrease in tax expense for the reasons discussed above. In addition, the prior year period included $266 million on gains from the sale of businesses and a $57 million pension settlement gain, partially offset by a $56 million impairment charge due to the decision to exit our remaining closures businesses.

Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations, net of income taxes for the years ended December 31, 2023 and 2022 represented adjustments arising from the settlement of obligations arising from the sale and purchase agreements from previously divested businesses.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the year ended December 31, 2023 increased by $55 million, or 7%, to $840 million compared to the prior year. The increase reflects lower material costs, net of costs passed through, and lower transportation and employee-related costs, partially offset by higher manufacturing costs, lower sales volume as well as the impact from the closure of our Canton, North Carolina mill and the disposition of Beverage Merchandising Asia.

Segment Information

Foodservice

	For the Years Ended December 31,
(In millions, except for %)	2023	2022	Change	Change %
Total segment net revenues	$2,571	$2,748	$(177)	(6)%
Segment Adjusted EBITDA	$463	$463	$—	—%
Segment Adjusted EBITDA margin(1)	18%	17%

(1) For each segment, segment Adjusted EBITDA margin is calculated as segment Adjusted EBITDA divided by total segment net revenues.

Total Segment Net Revenues. Foodservice total segment net revenues for the year ended December 31, 2023 decreased by $177 million, or 6%, to $2,571 million compared to the prior year. The decrease was mainly due to unfavorable pricing, largely due to lower material costs, and lower sales volume, primarily due to our focus on value over volume.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the year ended December 31, 2023 was flat compared to the prior year. Lower material costs, net of costs passed through, and lower transportation costs were offset by higher manufacturing costs and lower sales volume.

Food and Beverage Merchandising

	For the Years Ended December 31,
(In millions, except for %)	2023	2022	Change	Change %
Total segment net revenues	$3,020	$3,549	$(529)	(15)%
Segment Adjusted EBITDA	$453	$412	$41	10%
Segment Adjusted EBITDA margin	15%	12%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the year ended December 31, 2023 decreased by $529 million, or 15%, to $3,020 million compared to the prior year. The decrease was primarily due to the closure of our Canton, North Carolina mill, lower sales volume and the disposition of Beverage Merchandising Asia. Lower sales volume was driven by a focus on value over volume and the market softening amid inflationary pressures. The decrease was partially offset by favorable pricing due to pricing actions taken to offset higher input costs, including pricing benefit from the extension of key business, and the contractual pass-through of higher material costs.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the year ended December 31, 2023 increased by $41 million, or 10%, to $453 million compared to the prior year. The increase was primarily due to favorable pricing, net of material costs passed through, and lower transportation costs, partially offset by higher manufacturing costs, lower sales volume, the closure of our Canton, North Carolina mill and the disposition of Beverage Merchandising Asia.

Comparison of Results of Operations for 2022 with 2021

Consolidated Results

	For the Years Ended December 31,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% of Change
Net revenues	$5,783	93%	$5,047	93%	$736	15%
Related party revenues	437	7%	390	7%	47	12%
Total net revenues	6,220	100%	5,437	100%	783	14%
Cost of sales	(5,223)	(84)%	(4,863)	(89)%	(360)	7%
Gross profit	997	16%	574	11%	423	74%
Selling, general and administrative expenses	(583)	(9)%	(466)	(9)%	(117)	25%
Restructuring, asset impairment and other related charges	(58)	(1)%	(9)	—%	(49)	NM
Other income, net	281	5%	20	—%	261	NM
Operating income from continuing operations	637	10%	119	2%	518	NM
Non-operating income, net	49	1%	101	2%	(52)	(51)%
Interest expense, net	(218)	(4)%	(191)	(4)%	(27)	14%
Income from continuing operations before tax	468	8%	29	1%	439	NM
Income tax (expense) benefit	(149)	(2)%	4	—%	(153)	NM
Income from continuing operations	319	5%	33	1%	286	NM
Income (loss) from discontinued operations, net of income taxes	1		(8)		9
Net income	$320		$25		$295
Adjusted EBITDA from continuing operations(1)	$785	13%	$531	10%	$254	48%

NM indicates that the calculation is not meaningful.

(1) Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for 2022 Compared with 2021

	Price/Mix	Volume	Acquisitions	Dispositions	Total
Total net revenues	18%	(8)%	6%	(2)%	14%
By reportable segment:
Foodservice	19%	(9)%	9%	—%	19%
Food and Beverage Merchandising	18%	(6)%	4%	(2)%	14%

Total Net Revenues. Total net revenues for the year ended December 31, 2022 increased by $783 million, or 14%, to $6,220 million compared to the prior year. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions across both of our segments. The acquisition of Fabri-Kal on October 1, 2021 contributed $337 million of incremental sales for the year ended December 31, 2022 as compared to the prior year. These increases were partially offset by lower sales volume and the impact from the sale of Beverage Merchandising Asia on August 2, 2022. Sales volume was lower primarily due to strong sales volume in the prior year as businesses and restaurants re-opened post-COVID-19 lockdowns in our Foodservice segment and labor and related impacts, the market softening amid inflationary pressures and our strategic exit from the coated groundwood business in December 2021 in our Food and Beverage Merchandising segment.

Cost of Sales. Cost of sales for the year ended December 31, 2022 increased by $360 million, or 7%, to $5,223 million compared to the prior year. The increase was primarily due to higher material and manufacturing costs across all of our segments, as well as the incremental costs associated with the full year contribution from the acquisition of Fabri-Kal. These increases were partially offset by lower sales volume, the impact from the sale of Beverage Merchandising Asia and the benefit related to prior year costs of $50 million from Winter Storm Uri.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2022 increased by $117 million, or 25%, to $583 million compared to the prior year. The increase was primarily due to higher employee-related costs and higher costs related to the full year contribution from the acquisition of Fabri-Kal.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the year ended December 31, 2022 increased by $49 million to $58 million compared to the prior year. The increase was primarily attributable to a $56 million impairment charge related to the decision to exit our remaining closures businesses. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

Other Income, Net. Other income, net for the year ended December 31, 2022 increased by $261 million to $281 million compared to the prior year. The increase was primarily attributable to the $239 million gain on the sale of Beverage Merchandising Asia, the $27 million gain on the sale of our equity interests in Naturepak Beverage and the $15 million gain, net of costs, arising from the settlement of a historical legal action, partially offset by lower transition service agreement income. Refer to Note 13, Other Income, Net, to the consolidated financial statements for additional details.

Non-operating Income, Net. Non-operating income, net for the year ended December 31, 2022 decreased by $52 million, or 51%, to $49 million compared to the prior year. The decrease was primarily due to lower ongoing pension plan income, partially offset by $57 million of pension settlement gains recognized in the current year period compared to a $22 million pension settlement gain recognized in the prior year. Refer to Note 12, Employee Benefits, to the consolidated financial statements for additional details.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2022 increased by $27 million, or 14%, to $218 million, compared to the prior year, primarily due to an increase in the interest rate on our variable rate term loans and a net increase in principal amounts outstanding under our senior secured notes. These increases were partially offset by $14 million of fees and third party costs incurred in the prior year that did not recur. Refer to Note 9, Debt, to the consolidated financial statements for additional details.

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

Income from Continuing Operations. Income from continuing operations for the year ended December 31, 2022 increased by $286 million to $319 million compared to the prior year. The increase was mainly due to a $428 million increase in gross profit, driven by favorable pricing, net of material costs passed through, a $239 million gain on the sale of Beverage Merchandising Asia and $57 million of pension settlement gains. These increases were partially offset by a $153 million increase in tax expense, largely driven by the tax effect on the gain on sale of Beverage Merchandising Asia, a $117 million increase in selling, general and administrative expenses, primarily driven by higher employee-related costs, and a $56 million impairment charge due to the decision to exit our remaining closures businesses.

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

Segment Information

Foodservice

	For the Years Ended December 31,
(In millions, except for %)	2022	2021	Change	Change %
Total segment net revenues	$2,748	$2,305	$443	19%
Segment Adjusted EBITDA	$463	$290	$173	60%
Segment Adjusted EBITDA margin	17%	13%

Total Segment Net Revenues. Foodservice total segment net revenues for the year ended December 31, 2022 increased by $443 million, or 19%, to $2,748 million compared to the prior year. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs. In addition, the acquisition of Fabri-Kal on October 1, 2021 contributed $209 million of incremental sales for the year ended December 31, 2022 as compared to the prior year. These increases were partially offset by lower sales volume, primarily due to strong sales volume in the prior year as businesses and restaurants re-opened post-COVID-19 lockdowns.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the year ended December 31, 2022 increased by $173 million, or 60%, to $463 million compared to the prior year. The increase was primarily due to favorable pricing, net of material costs passed through, and the impact from the acquisition of Fabri-Kal, partially offset by higher manufacturing costs, lower sales volume and higher employee-related costs.

Food and Beverage Merchandising

	For the Years Ended December 31,
(In millions, except for %)	2022	2021	Change	Change %
Total segment net revenues	$3,549	$3,126	$423	14%
Segment Adjusted EBITDA	$412	$277	$135	49%
Segment Adjusted EBITDA margin	12%	9%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the year ended December 31, 2022 increased by $423 million, or 14%, to $3,549 million compared to the prior year. The increase was primarily due to favorable pricing, due to the contractual pass-through of higher material costs and pricing actions taken to offset higher input costs. In addition, the acquisition of Fabri-Kal on October 1, 2021 contributed $128 million of incremental sales for the year ended December 31, 2022 as compared to the prior year. These increases were partially offset by lower sales volume due to labor and related impacts, the market softening amid inflationary pressures and our strategic exit from the coated groundwood business in December 2021 as well as the impact from the disposition of Beverage Merchandising Asia on August 2, 2022.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the year ended December 31, 2022 increased by $135 million, or 49%, to $412 million compared to the prior year. The increase was primarily due to favorable pricing, net of material costs passed through, and the benefit related to prior year costs of $37 million from Winter Storm Uri and $7 million from Tropical Storm Fred. These increases were partially offset by higher manufacturing costs, lower sales volume, higher employee-related and logistics costs and the impact from the disposition of Beverage Merchandising Asia. The higher costs for the year ended December 31, 2022 included $8 million of additional costs incurred related to the impact of Winter Storm Elliott.

Liquidity and Capital Resources

We manage our capital structure in an effort to most effectively execute our strategic priorities and maximize shareholder value. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. Our projected operating cash flows, cash on-hand and available capacity under our revolving credit facility are our primary sources of liquidity for the next 12 months. We expect our liquidity to fund capital expenditures, payments of interest and principal on our debt and distributions to shareholders that require approval by our Board of Directors. Additionally, we may utilize portions of our excess cash to prepay or repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

Cash flows

Our cash flows were as follows:

	For the Years Ended December 31,
(In millions)	2023	2022
Net cash provided by operating activities	$534	$414
Net cash (used in) provided by investing activities	(272)	102
Net cash used in financing activities	(633)	(193)
Effect of exchange rate on cash, cash equivalents and restricted cash	1	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(370)	$319

Net cash flows were an outflow of $370 million in the current year period compared to an inflow of $319 million in the prior year period primarily due to $547 million of debt repayments during 2023 and proceeds received from the sale of Beverage Merchandising Asia and Naturepak Beverage during the prior year, partially offset by higher net cash provided by operating activities. Net cash provided by operating activities increased primarily due to favorable changes in inventory balances, driven by our focus on value over volume and the strategic inventory build during the prior year that did not recur, partially offset by cash payments made related to the Beverage Merchandising Restructuring, higher incentive compensation payments and higher cash interest payments.

During the year ended December 31, 2023, our primary source of cash was $534 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations, partially offset by $253 million of cash interest payments, net of income received on interest rate swaps, and $73 million of cash taxes. Our primary uses of cash for the same period were $547 million of debt repayments, $285 million of capital expenditures and $71 million of dividends paid.

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

Dividends

During each of the years ended December 31, 2023 and 2022, we paid cash dividends of $71 million. On February 27, 2024, our Board of Directors declared a dividend of $0.10 per share to be paid on March 29, 2024 to shareholders of record as of March 15, 2024.

Our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of December 31, 2023, we had $3,605 million of total principal amount of borrowings. Refer to Note 9, Debt, for additional details. Of our total debt, $1,680 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement.

On April 17, 2023, we amended the Credit Agreement, replacing the LIBOR-based reference rate with a SOFR-based reference rate, effective for interest payments for the period commencing April 28, 2023. As of December 31, 2023 the SOFR-based reference rate was 5.35%.

On July 26, 2023, we further amended the Credit Agreement to extend the maturity date on our $250 million Revolving Tranche facility from August 5, 2024 to August 5, 2025. There were no other material changes to the terms of the Credit Agreement as a result of this amendment.

During the year ended December 31, 2023, we repaid an aggregate of $535 million of our U.S. term loans Tranche B-2. In addition, during November 2023, we made an early $5 million repayment of our U.S. term loans Tranche B-3 which was applied to the quarterly amortization payments due on December 31, 2023 and March 31, 2024.

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

Based on the one-month SOFR rate as of December 31, 2023, and including the impact of our interest rate swap agreements, our 2024 annual cash interest obligations on our borrowings are expected to be approximately $230 million.

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

We are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due for the year ended December 31, 2023.

Liquidity and working capital

Our liquidity position is summarized in the table below:

	For the Years Ended December 31,
(In millions, except for current ratio)	2023	2022
Cash and cash equivalents(1)	$164	$531
Availability under revolving credit facility	201	200
	$365	$731
Working capital(2)	793	1,305
Current ratio	2.0	2.4
(1)
Excluded $21 million and $24 million of restricted cash classified as other noncurrent assets as of December 31, 2023 and 2022, respectively, $2 million of restricted cash classified as other current assets as of December 31, 2023 and $2 million of cash classified as assets held for sale as of December 31, 2022.
(2)
Included $4 million and $6 million of assets classified as held for sale as of December 31, 2023 and 2022, respectively, and $3 million of liabilities held for sale as of December 31, 2022.

As of December 31, 2023, we had $164 million of cash and cash equivalents on-hand. We also had $201 million available for drawing under our revolving credit facility, net of $49 million utilized in the form of letters of credit under the facility. Our next debt maturity is $217 million of Pactiv Debentures due in December 2025, excluding amortization payments related to our U.S. term loans tranche B-3 under our Credit Agreement.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. Our primary drivers of decreased liquidity for the year ended December 31, 2023 were $547 million for reductions in debt during the year and $285 million of capital expenditures. These cash outflows were partially offset by $534 million of net operating cash flows. We currently anticipate incurring a total of approximately $300 million in capital expenditures during 2024.

During 2023, our working capital decreased $512 million, or 39%, primarily due to cash outflows of $547 million for debt repayments, $285 million of capital expenditures and a $210 million reduction in our inventory levels which were partially offset by income from continuing operations. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may continue to utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

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

Employee Benefit Plans—Defined Benefit Retirement Plans

We have several non-contributory defined benefit retirement plans. Our defined benefit pension obligations are concentrated in the PPPE, which, as of December 31, 2023, represented 96% of our defined benefit plan obligations. We assumed this plan in a business combination in 2010. As a result, while persons who are not current employees do not accrue benefits under this plan, the total number of beneficiaries covered by this plan is much larger than if it only provided benefits to our current and retired employees.

We measure changes in funded status using actuarial models which utilize an attribution approach that generally spreads individual events either over the estimated service lives of the remaining employees in the plan or, for plans where participants will not earn additional benefits by rendering future service, over the plan participants’ estimated remaining lives.

Net pension and postretirement benefit income or expense is actuarially determined using assumptions which include expected long-term rates of return on plan assets, discount rates and mortality rates. We use a mix of actual historical rates, expected rates and external data to determine the assumptions used in the actuarial models. While we believe that our assumptions are reasonable and appropriate, significant differences in actual experience or changes in assumptions may materially affect our benefit plan obligations and future benefit plan expense.

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

	As of December 31, 2023
	Fifty-Basis-Point
(In millions)	Increase	Decrease
Effect of change in discount rate on defined benefit obligation	$(50)	$55
Effect of change in discount rate on pension cost	—	—
Effect of change in expected rate of return on plan assets on pension cost	(5)	5

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

Goodwill

Our reporting units for goodwill impairment testing purposes are Foodservice, Food Merchandising and Beverage Merchandising. Each of our reporting units had goodwill as of December 31, 2023.

In our evaluation of goodwill impairment, we may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of this assessment, we consider various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting unit’s actual results compared to projected results. We may bypass the qualitative assessment for any reporting unit in any period and proceed directly with a quantitative assessment, where we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of any reporting unit is less than its carrying value, an impairment charge would be recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value. As of December 31, 2023, each of the reporting units were tested for impairment using a quantitative assessment.

The quantitative assessment performed as of December 31, 2023 included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of fair value in the quantitative assessment requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: (i) the selection of appropriate peer group companies for market comparable data; (ii) discount rates; (iii) terminal growth rates; and (iv) estimates of future revenue, operating income, depreciation and amortization and capital expenditures.

As a result of the 2023 annual goodwill impairment test, we did not recognize any goodwill impairment as the estimated fair values of all reporting units exceeded their respective carrying amounts.

Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of any goodwill impairment charge, or both.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist primarily of certain trademarks. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed, we use a relief from royalty computation under the income approach to estimate the fair value of our trademarks. This approach requires significant judgments in determining (i) the estimated future revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. For the year ended December 31, 2023, no instances of impairment were identified.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. Our impairment review requires significant management judgment, including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. We review business plans for possible impairment indicators. Impairment is indicated when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s carrying value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of a similar asset in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement.

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

We are subject to income taxes in both the United States and certain foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Significant judgments are required in order to determine the expected realization of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets have in the past materially impacted our reported tax expense, and future changes in expectations could materially impact income tax expense in future periods. One of our largest deferred tax assets is generated from book to tax differences related to the treatment of interest expense, for which the deductibility for tax purposes is deferred. The future recoverability of this deferred tax asset is based on the future reversal of existing taxable temporary differences.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to risks from adverse fluctuations in interest and foreign currency exchange rates and commodity prices. We manage these risks through a combination of an appropriate mix between variable rate and fixed rate borrowings, interest rate swaps and natural offsets of foreign currency receipts and payments, supplemented by forward foreign currency exchange contracts and commodity derivatives when deemed appropriate. Derivative contracts are not used for trading or speculative purposes. The extent to which we use derivative instruments is dependent upon our access to them in the financial markets, the costs associated with entering into such arrangements and our use of other risk management methods, such as netting exposures for foreign currency exchange risk and establishing sales arrangements that permit the pass-through of changes in commodity prices to customers. Our objective in managing our exposure to market risk is to limit the impact on earnings and cash flow.

Interest Rate Risk

We had significant debt commitments outstanding as of December 31, 2023 and 2022. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Our interest rate risk arises primarily on significant borrowings that are denominated in U.S. dollars drawn under our Credit Agreement. The Credit Agreement includes interest rate floors of 0.00% per annum on the U.S. term loans Tranche B-2 and the revolving loan and 0.50% per annum on the U.S. term loans Tranche B-3.

The underlying rate for our Credit Agreement is the one-month SOFR, and as of December 31, 2023 the applicable rate, including the relevant margin, was 8.72% for each the U.S. term loans Tranche B-2 and Tranche B-3. As of December 31, 2022 the LIBOR-based reference rate, including the relevant margin, was 7.63% for each the U.S. term loans Tranche B-2 and Tranche B-3.

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

Based on our outstanding debt commitments as of December 31, 2023, and December 31, 2022, a one-year timeframe and all other variables remaining constant, and after including the impact of the $1,000 million interest rate swap agreements, a 100 basis point increase (decrease) in interest rates would result in an increase (decrease) in our interest expense of $7 million and $12 million, respectively.

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

We take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge residual foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. We had no foreign currency derivative contracts as of December 31, 2023 and 2022.

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

We periodically enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass-through these changes to our customers or (b) fix our input costs for a period. Refer to Note 11, Financial Instruments, to the consolidated financial statements for the details of our commodity derivative contracts as of December 31, 2023 and 2022.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of December 31, 2023 and 2022, would have resulted in a change of less than $1 million in the unrealized loss recognized in the consolidated statement of (loss) income, assuming all other variables remain constant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pactiv Evergreen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pactiv Evergreen Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 2 and 20 to the consolidated financial statements, the Company’s total net revenues were $5,510 million for the year ended December 31, 2023. Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration the Company expects to receive. If the consideration agreed to in a contract includes a variable amount, management estimates the amount of consideration the Company expects to receive in exchange for transferring the promised goods to the customer using the expected value method. The main sources of variable consideration are customer rebates and cash discounts.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the consideration the Company expects to receive when the performance obligation is satisfied. These procedures also included, among others, evaluating the recognition of certain customer rebates and cash discounts and certain revenue transactions. Evaluating the recognition of certain customer rebates and cash discounts involved either (i) on a sample basis, obtaining and inspecting source documents, such as invoices, sales agreements, and evidence of subsequent settlement or (ii) developing an independent expectation of customer rebates based on historical claims activity and revenues and comparing it to management’s recorded balance. Evaluating the recognition of certain revenue transactions involved either (i) agreeing certain information between the sales order and related delivery document and billing document, and where applicable, obtaining and inspecting source documents, such as invoices, sales agreements, shipping documents, and cash receipts or (ii) on a sample basis, obtaining and inspecting source documents, such as invoices, sales agreements, shipping documents, and cash receipts. The procedures performed also included (i) testing outstanding customer invoice balances at year end, on a sample basis, by obtaining and inspecting source documents, such as invoices, sales agreements, shipping documents, and subsequent cash receipts and (ii) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 29, 2024

We have served as the Company’s auditor since 2009.

Pactiv Evergreen Inc.

Consolidated Statements of (Loss) Income

For the Years Ended December 31

(In millions, except per share amounts)

	2023	2022	2021
Net revenues	$5,124	$5,783	$5,047
Related party net revenues	386	437	390
Total net revenues	5,510	6,220	5,437
Cost of sales	(4,777)	(5,223)	(4,863)
Gross profit	733	997	574
Selling, general and administrative expenses	(536)	(583)	(466)
Restructuring, asset impairment and other related charges	(171)	(58)	(9)
Other income, net	2	281	20
Operating income from continuing operations	28	637	119
Non-operating (expense) income, net	(8)	49	101
Interest expense, net	(245)	(218)	(191)
(Loss) income from continuing operations before tax	(225)	468	29
Income tax benefit (expense)	3	(149)	4
(Loss) income from continuing operations	(222)	319	33
Income (loss) from discontinued operations, net of income taxes	2	1	(8)
Net (loss) income	(220)	320	25
Income attributable to non-controlling interests	(3)	(2)	(2)
Net (loss) income attributable to Pactiv Evergreen Inc. common shareholders	$(223)	$318	$23
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$(1.28)	$1.77	$0.17
Diluted	$(1.28)	$1.77	$0.17
From discontinued operations
Basic	$0.02	$0.01	$(0.04)
Diluted	$0.02	$—	$(0.04)
Total
Basic	$(1.26)	$1.78	$0.13
Diluted	$(1.26)	$1.77	$0.13

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31

(In millions)

	2023	2022	2021
Net (loss) income	$(220)	$320	$25
Other comprehensive income (loss), net of income taxes:
Currency translation adjustments	26	18	(18)
Defined benefit plans	39	(20)	268
Interest rate derivatives	—	(1)	—
Other comprehensive income (loss)	65	(3)	250
Comprehensive (loss) income	(155)	317	275
Comprehensive income attributable to non-controlling interests	(3)	(2)	(2)
Comprehensive (loss) income attributable to Pactiv Evergreen Inc. common shareholders	$(158)	$315	$273

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Balance Sheets

As of December 31

(In millions, except share amounts)

	2023	2022
Assets
Cash and cash equivalents	$164	$531
Accounts receivable, net of allowances of $2 and $3	426	448
Related party receivables	35	46
Inventories	852	1,062
Other current assets	112	132
Total current assets	1,589	2,219
Property, plant and equipment, net	1,511	1,773
Operating lease right-of-use assets, net	263	262
Goodwill	1,815	1,815
Intangible assets, net	1,004	1,064
Other noncurrent assets	213	173
Total assets	6,395	7,306
Liabilities
Accounts payable	$300	$388
Related party payables	7	6
Current portion of long-term debt	15	31
Current portion of operating lease liabilities	64	65
Income taxes payable	11	6
Accrued and other current liabilities	399	418
Total current liabilities	796	914
Long-term debt	3,571	4,105
Long-term operating lease liabilities	217	209
Deferred income taxes	244	319
Long-term employee benefit obligations	57	60
Other noncurrent liabilities	161	146
Total liabilities	$5,046	$5,753
Commitments and contingencies (Note 14)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 178,557,086 and 177,926,081 shares issued and outstanding as of December 31, 2023 and 2022, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	676	647
Accumulated other comprehensive loss	(37)	(102)
Retained earnings	706	1,003
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,345	1,548
Non-controlling interests	4	5
Total equity	1,349	1,553
Total liabilities and equity	$6,395	$7,306
See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Equity

(In millions, except per share amounts)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Earnings	Interest	Equity
Balance as of December 31, 2020	177.2	$—	$614	$(349)	$806	$3	$1,074
Net income	—	—	—	—	23	2	25
Other comprehensive income, net of income taxes	—	—	—	250	—	—	250
Equity based compensation	—	—	11	—	—	—	11
Vesting of restricted stock units, net of tax withholdings	0.1	—	—	—	—	—	—
Dividends declared - common shareholders ($0.40 per share)	—	—	—	—	(71)	—	(71)
Dividends declared - non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288
Net income	—	—	—	—	318	2	320
Other comprehensive loss, net of income taxes	—	—	—	(3)	—	—	(3)
Equity based compensation	—	—	24	—	—	—	24
Vesting of restricted stock units, net of tax withholdings	0.6	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.40 per share)	—	—	—	—	(73)	—	(73)
Dividends declared - non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2022	177.9	$—	$647	$(102)	$1,003	$5	$1,553
Net (loss) income	—	—	—	—	(223)	3	(220)
Other comprehensive income, net of income taxes	—	—	—	65	—	—	65
Equity based compensation	—	—	31	—	—	—	31
Vesting of restricted stock units, net of tax withholdings	0.7	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.40 per share)	—	—	—	—	(74)	—	(74)
Dividends declared - non-controlling interests	—	—	—	—	—	(3)	(3)
Disposal of subsidiary	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2023	178.6	$—	$676	$(37)	$706	$4	$1,349

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In millions)

	2023	2022	2021
Operating Activities:
Net (loss) income	$(220)	$320	$25
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	600	339	344
Deferred income taxes	(93)	81	(27)
Unrealized losses on derivatives	1	4	7
Asset impairment and restructuring related non-cash charges (net of reversals)	56	56	—
Loss (gain) on sale of businesses and noncurrent assets	2	(266)	—
Non-cash portion of employee benefit obligations	8	(48)	(95)
Non-cash portion of operating lease expense	80	82	77
Equity based compensation	31	24	11
Other non-cash items, net	5	18	5
Change in assets and liabilities:
Accounts receivable, net	41	29	(77)
Inventories	176	(246)	(8)
Accounts payable	(70)	16	50
Operating lease payments	(80)	(81)	(75)
Income taxes payable/receivable	22	(7)	41
Accrued and other current liabilities	(27)	104	(13)
Other assets and liabilities	2	(11)	(4)
Net cash provided by operating activities	534	414	261
Investing Activities:
Acquisition of property, plant and equipment	(285)	(258)	(282)
Acquisition of business, net of cash acquired	—	(2)	(374)
Disposal of businesses and joint venture equity interests, net of cash disposed	1	358	(6)
Other investing activities	12	4	4
Net cash (used in) provided by investing activities	(272)	102	(658)
Financing Activities:
Long-term debt proceeds	—	—	1,510
Long-term debt repayments	(547)	(112)	(1,280)
Dividends paid to common shareholders	(71)	(71)	(71)
Other financing activities	(15)	(10)	(12)
Net cash (used in) provided by financing activities	(633)	(193)	147
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(4)	(4)
(Decrease) increase in cash, cash equivalents and restricted cash	(370)	319	(254)
Cash, cash equivalents and restricted cash, including amounts classified as held for sale, as of beginning of the year	557	238	492
Cash, cash equivalents and restricted cash as of end of the year	$187	$557	$238
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	164	531	197
Restricted cash classified as other current assets	2	—	—
Restricted cash classified as other noncurrent assets	21	24	24
Cash and cash equivalents classified as assets held for sale	—	2	17
Cash, cash equivalents and restricted cash as of end of the year	$187	$557	$238
Cash paid:
Interest	253	223	166
Income taxes paid (refunded), net	73	72	(19)

Significant non-cash investing and financing activities

Refer to Note 10, Leases, for details of non-cash additions to operating lease right-of-use assets, net as a result of changes in operating and lease liabilities.

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

We are a manufacturer and distributor of fresh food and beverage packaging products, primarily in North America. We report our business in two reportable segments: Foodservice and Food and Beverage Merchandising. Our Foodservice segment manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Our Food and Beverage Merchandising segment manufactures products that protect and attractively display food while preserving freshness and manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets.

Reclassifications and Revision to Restricted Cash

We made reclassifications to certain previously reported financial information to conform to our current period presentation.

During the year ended December 31, 2023, we revised the presentation of restricted cash balances on our consolidated statements of cash flows to include restricted cash in the beginning and ending balances for all periods presented. As of December 31, 2023, our consolidated balance sheet included $2 million and $21 million of restricted cash classified as current and noncurrent assets, respectively. As of December 31, 2022 and December 31, 2021, our consolidated balance sheet included $24 million of restricted cash classified as noncurrent assets. There was no impact to our operating, investing or financing cash flow activities, and there was no impact to our consolidated balance sheets or our consolidated statements of (loss) income, comprehensive (loss) income or equity. The impact to all previously reported interim and annual periods was not material.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits with banks and highly liquid investments with original maturities of three months or less. Money market funds held in segregated accounts that are used as investments to satisfy specific obligations are classified as investments and recorded in other current and noncurrent assets on our consolidated balance sheets. We maintain our bank accounts with a relatively small number of high quality financial institutions.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses and primarily include trade receivables. In 2023, one customer in our Foodservice segment had sales that were approximately 10% of our consolidated net revenues and, as of December 31, 2023, 17% of our consolidated accounts receivable net of allowances. No single customer comprised more than 10% of our consolidated net revenues in 2022 or 2021. Specific customer provisions are made when a review of outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and our historical collection experience.

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

Property, Plant and Equipment and Finite-Lived Intangible Assets

Property, plant and equipment are stated at historical cost less accumulated depreciation and impairment losses, if any. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 15 years and buildings and building improvements over periods ranging from 10 to 40 years. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When assets are retired or disposed, the cost and accumulated depreciation are eliminated and the resulting profit or loss is recognized in our consolidated statements of income.

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

Goodwill and Indefinite-Lived Intangible Assets

We test goodwill for impairment on an annual basis on December 31 and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

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

For the year ended December 31, 2023, each of the reporting units was reviewed for impairment using a quantitative assessment. We compared each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, we would recognize an impairment loss for the amount by which the carrying amount exceeds the fair value. The results of the quantitative assessment of goodwill impairment during the fourth quarter indicated that the estimated fair values for each of the reporting units exceeded their respective carrying amounts. Therefore, no impairment charges were recognized.

Our indefinite-lived intangible assets consist primarily of certain trademarks. We test indefinite-lived intangible assets for impairment on an annual basis on December 31 and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

We may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a trademark is less than its carrying amount. If potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using the relief-from-royalty method, using key assumptions including planned revenue growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value. For the year ended December 31, 2023, no instances of impairment were identified.

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

Refer to Note 20, Segment Information, for information regarding the disaggregation of revenue by products and geography.

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

Employee Benefit Plans

We record annual income and expense amounts relating to our defined benefit pension plans and other post-employment benefit (“OPEB”) plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trends. We review our actuarial assumptions on an annual basis, or whenever a remeasurement event occurs, and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into non-operating (expense) income, net over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisors. Refer to Note 12, Employee Benefits, for additional details.

Equity Based Compensation

Equity based compensation awarded to employees and non-employee directors is valued at fair value on the grant date and is recognized ratably over the requisite service period. For performance share units (“PSUs”), which vest based on the achievement of a company performance target during a performance period set by our Compensation Committee of our Board of Directors, we recognize compensation expense when it is probable the performance target will be achieved. Forfeitures are recognized as incurred, rather than estimated. Refer to Note 18, Equity Based Compensation, for additional details.

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

Commodity Derivatives

We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials or sources of energy. We periodically enter into commodity derivatives to manage such price risk. We record commodity derivative instruments at fair value (Level 2) and on a gross basis in our consolidated balance sheets in other current or noncurrent assets or liabilities, depending on their duration. Cash flows from commodity derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument. Historically, we have not elected to use hedge accounting for our commodity derivatives. Accordingly, any unrealized gains or losses (mark-to-market impacts) and realized gains or losses are recorded in cost of sales in our consolidated statements of (loss) income.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Income Taxes

Our income tax benefit (expense) includes amounts payable or refundable for the current year, the effects of deferred taxes and impacts from uncertain tax positions. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of our assets and liabilities, tax loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those differences are expected to reverse.

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

Foreign Operations

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. We translate the results of operations of our subsidiaries with functional currencies other than the U.S. dollar using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity within accumulated other comprehensive loss and transaction gains and losses in other income, net in our consolidated statements of (loss) income. Foreign currency translation balances reported within accumulated other comprehensive loss are recognized in the consolidated statements of (loss) income when the operation is disposed of or substantially liquidated.

Fair Value Measurements and Disclosures

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Certain other assets are measured at fair value on a nonrecurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Our assets and liabilities measured at fair value on a recurring basis are presented in Note 11, Financial Instruments. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts and other receivables, accounts payable, related party payables and accrued and other current liabilities approximate their carrying values due to the short-term nature of these instruments. The three-tier fair value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

Recently Adopted Accounting Guidance

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a retrospective basis to all prior periods presented in the financial statements. We are currently assessing the impact of adopting the updated provisions.

In December 2023, the FASB issued ASU 2023-09 Income Taxes - Improvements to Income Tax Disclosures (Topic 740) requiring enhanced income tax disclosures. The ASU requires the disclosure of specific categories and disaggregation of information in the rate

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. We are currently assessing the impact of the ASU on our related disclosures.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

Note 3. Acquisitions and Dispositions

Acquisition

On October 1, 2021, we acquired 100% of the outstanding ownership interests of Fabri-Kal LLC, Monarch Mill Pond LLC and Pure Pulp Products LLC (collectively, “Fabri-Kal”) for a purchase price of $378 million, including final adjustments for cash, indebtedness and working capital of $2 million, in total, which was paid during the year ended December 31, 2022. Fabri-Kal is a U.S. manufacturer of thermoformed plastic packaging products. Its products include food containers and drinkware (cold cups and lids) for the institutional foodservice and consumer packaged goods markets. The acquisition included four manufacturing facilities in the U.S. The acquisition broadened our portfolio of sustainable packaging products and expanded our manufacturing capacity to better serve our customers.

The Fabri-Kal acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our consolidated financial statements from the date of acquisition. Included in our consolidated statements of (loss) income are Fabri-Kal’s net revenues of $106 million and a loss before income taxes of $13 million from the date of acquisition through December 31, 2021.

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

Dispositions

Beverage Merchandising Asia

On January 4, 2022, we entered into a definitive agreement with SIG Schweizerische Industrie-Gesellschaft GmbH to sell our carton packaging and filling machinery businesses in China, Korea and Taiwan (“Beverage Merchandising Asia”) included in the Food and Beverage Merchandising segment. The transaction closed on August 2, 2022, and we received proceeds of $336 million. We recognized a gain on sale of $239 million during the year ended December 31, 2022, which was reflected in other income, net. The operations of Beverage Merchandising Asia did not meet the criteria to be presented as discontinued operations.

The carrying amounts of the major classes of Beverage Merchandising Asia’s assets and liabilities as of December 31, 2021 comprised the following:

As of December 31, 2021
Cash and cash equivalents	$17
Current assets	53
Noncurrent assets	69
Total current assets held for sale	$139
Current liabilities	$28
Noncurrent liabilities	3
Total current liabilities held for sale	$31

Income from operations before income taxes for Beverage Merchandising Asia for the years ended December 31, 2022 and 2021 were $13 million and $22 million, respectively.

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

We recognized a partial reversal of the initial impairment charge of $1 million during the year ended December 31, 2023 which was reflected in restructuring, asset impairment and other related charges. The operations of the remaining closures businesses did not meet the criteria to be presented as discontinued operations. The remaining closures businesses’ income from operations before income taxes for the years ended December 31, 2023, 2022 and 2021 was immaterial.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Naturepak Beverage

On March 29, 2022, we completed the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. (“Naturepak Beverage”), our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. We received proceeds of $47 million and recognized a gain on the sale of our equity interests of $27 million during the year ended December 31, 2022 which was reflected in other income, net. Our interests in Naturepak Beverage did not meet the criteria to be presented as discontinued operations. The income from operations before income taxes from our equity interests in Naturepak Beverage for the years ended December 31, 2022 and 2021 was immaterial.

Note 4. Restructuring, Asset Impairment and Other Related Charges

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
•
Closure of our Olmsted Falls, Ohio converting facility and concurrent reallocation of certain production to our remaining converting facilities during the second quarter of 2023; and
•
Reorganizing our operating and reporting structure to achieve increased efficiencies and related cost savings.

The Beverage Merchandising Restructuring resulted in a workforce reduction of approximately 1,300 employees. We also continue to explore strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina facility. We have not set a definitive timetable in relation to this process.

As a result of the Beverage Merchandising Restructuring, we incurred charges during the year ended December 31, 2023, and we estimate we will incur further charges in future periods, as follows:

	For the Year Ended December 31, 2023	Total Expected Charges(1)(2)
Non-cash:
Accelerated property, plant and equipment depreciation	$274	$280
Other non-cash charges(3)	50	45 - 50
Total non-cash charges	$324	325 - 330
Cash:
Severance, termination and related costs	43	45
Exit, disposal and other transition costs(4)	103	105 - 115
Total cash charges	146	150 - 160
Total Beverage Merchandising Restructuring charges	$470	$ 475 - 490

(1)
We expect to incur any remaining charges during 2024. These charges include certain estimates that are provisional and include significant management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring charges or impairments not reflected above.
(2)
Total cash charges exclude the benefit of any potential cash proceeds related to possible sales of any property, plant and equipment that may be disposed of as part of our ongoing restructuring activities. During the year ended December 31, 2023, we received $4 million in cash proceeds and recognized an immaterial gain on the sale of these assets. As of December 31, 2023, we classified $4 million of properties as held for sale related to our Beverage Merchandising Restructuring and expect to recognize an immaterial gain on the sale of these properties.
(3)
Other non-cash charges include the write-down of certain spare parts classified as inventories on our consolidated balance sheet, the write-off of scrapped raw materials and certain construction in-progress balances and accelerated amortization expense for certain operating lease right-of-use assets.
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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The Beverage Merchandising Restructuring charges and other restructuring and asset impairment charges (net of reversals) were classified on our consolidated statements of (loss) income as follows by segment:

	Food and Beverage Merchandising	Other	Total
For the Year Ended December 31, 2023
Cost of sales	$299	$—	$299
Selling, general and administrative expenses	6	—	6
Restructuring, asset impairment and other related charges	157	14	171
Total	$462	$14	$476

For the Year Ended December 31, 2022
Restructuring, asset impairment and other related charges	$2	$56	$58
Total	$2	$56	$58

For the Year Ended December 31, 2021
Cost of sales	$24	$—	$24
Restructuring, asset impairment and other related charges	9	—	9
Total	$33	$—	$33

For the year ended December 31, 2023, we recorded a non-cash impairment charge of $6 million related to our equity interests in a joint venture located in the Middle East region, which is reported within the Food and Beverage Merchandising operating segment. We concluded the impairment was other-than-temporary; accordingly, the carrying value of our equity interests was reduced to its fair value. The impairment arose due to our assessment of unfavorable economic developments related to the operations of the joint venture.

For the year ended December 31, 2022, we recorded a non-cash impairment charge of $56 million related to our remaining closures businesses, which is reported within the Other operating segment. Accordingly, the carrying value of the remaining closures businesses was reduced to fair value. The impairment arose as a result of our decision to sell the remaining closures businesses. In addition, we closed our El Salvador operations in the Food and Beverage Merchandising segment. As a result, we recognized $1 million for contractual termination benefits.

During 2021, we announced the decision to close our coated groundwood paper production line located in our Pine Bluff, Arkansas mill and ceased manufacturing coated groundwood paper. As a result, we incurred a charge of $3 million for contractual termination benefits, accelerated plant and equipment depreciation expense of $24 million and other restructuring charges of $6 million during the year ended December 31, 2021. We also recognized $1 million for disassembly costs in the year ended December 31, 2022.

The following table summarizes the changes to our restructuring liability related to the Beverage Merchandising Restructuring during the year ended December 31, 2023:

	December 31, 2022	Charges to Earnings	Cash Paid	December 31, 2023
Severance, termination and related costs	$—	$43	$(34)	$9
Exit, disposal and other transition costs	—	103	(73)	30
Total(1)	$—	$146	$(107)	$39
(1)
Included $36 million classified within accrued and other current liabilities and $3 million classified within other noncurrent liabilities as of December 31, 2023.

Note 5. Inventories

The components of inventories consisted of the following:

	As of December 31,
	2023	2022
Raw materials	$223	$260
Work in progress	67	101
Finished goods	465	596
Spare parts	97	105
Inventories	$852	$1,062

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2023	2022
Land and land improvements	$71	$72
Buildings and building improvements	690	661
Machinery and equipment	3,669	3,485
Construction in progress	193	189
Property, plant and equipment, at cost	4,623	4,407
Less: accumulated depreciation	(3,112)	(2,634)
Property, plant and equipment, net	$1,511	$1,773

Depreciation expense was recognized in the following components in the consolidated statements of (loss) income:

	For the Years Ended December 31,
	2023	2022	2021
Cost of sales	$508	$254	$265
Selling, general and administrative expenses	32	24	24
Total depreciation expense(1)	$540	$278	$289
(1)
For the year ended December 31, 2023, total depreciation expense included $274 million of accelerated depreciation expense related to the Beverage Merchandising Restructuring, substantially all of which was included in cost of sales. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Note 7. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food and Beverage Merchandising	Total
Balance as of December 31, 2021	$990	$822	$1,812
Measurement period adjustments	3	—	3
Balance as of December 31, 2022	$993	$822	$1,815
Reclassified due to segment composition change	(35)	35	—
Balance as of December 31, 2023	$958	$857	$1,815

In the second quarter of 2023, in conjunction with the Beverage Merchandising Restructuring, we implemented a new operating and reporting structure resulting in the combination of our legacy Food Merchandising and Beverage Merchandising segments, creating our Food and Beverage Merchandising segment. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details. We also reorganized the management of certain product lines from our Foodservice segment to our Food and Beverage Merchandising segment. Refer to Note 20, Segment Information, for additional details. The change in the management of certain product lines resulted in a $35 million reclassification of goodwill between the segments based on the estimated relative fair value of the product

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

lines compared to the estimated fair value of the Foodservice reporting unit. We have reflected these changes in our segments in the table above.

In analyzing the results of operations and business conditions of our reporting units as of December 31, 2023, each of the reporting units was reviewed for impairment using a quantitative assessment. No impairment was recorded for any reporting unit.

Intangible assets, net consisted of the following:

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,062	$(698)	$364	$1,060	$(639)	$421
Trademarks	42	(15)	27	42	(12)	30
Other	7	(7)	—	7	(7)	—
Total finite-lived intangible assets	$1,111	$(720)	$391	$1,109	$(658)	$451
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,724	$(720)	$1,004	$1,722	$(658)	$1,064

In analyzing our indefinite-lived intangible assets as of December 31, 2023, we elected to perform qualitative impairment analyses for all of our indefinite-lived intangible assets and no instances of impairment were identified.

Amortization expense for intangible assets of $60 million, $61 million and $55 million for the years ended December 31, 2023, 2022 and 2021, respectively, was recognized in selling, general and administrative expenses.

For the next five years, we estimate annual amortization expense as follows:

2024	$60
2025	58
2026	57
2027	57
2028	57
Total	$289

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2023	2022
Personnel costs	$134	$160
Rebates and credits	85	108
Restructuring costs(1)	36	—
Interest	17	17
Other(2)	127	133
Accrued and other current liabilities	$399	$418

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(1)
Restructuring costs relate to the Beverage Merchandising Restructuring. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Other includes items such as freight, utilities and other non-income related taxes.

Note 9. Debt

Debt consisted of the following:

	As of December 31,
	2023	2022
Credit Agreement	$1,680	$2,227
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	217	217
8.375% Debentures due 2027	167	167
Other	41	49
Total principal amount of borrowings	3,605	4,160
Deferred debt issuance costs (“DIC”)	(11)	(14)
Original issue discounts, net of premiums (“OID”)	(8)	(10)
	3,586	4,136
Less: current portion	(15)	(31)
Long-term debt	$3,571	$4,105

We were in compliance with all debt covenants during the years ended December 31, 2023 and 2022.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). As of December 31, 2023, the Credit Agreement comprised the following term and revolving tranches:

	Maturity Date	Value Drawn or Utilized	Applicable Interest Rate
Term Tranches
U.S. term loans Tranche B-2	February 5, 2026	$690	SOFR (floor of 0.000%) + 3.250%
U.S. term loans Tranche B-3	September 24, 2028	$990	SOFR (floor of 0.500%) + 3.250%
Revolving Tranche(1)
U.S. Revolving Loans	August 5, 2025	$49	—
(1)
The Revolving Tranche represents a $250 million facility. The amount utilized is in the form of letters of credit.

We repaid a total of $535 million of our U.S. term loans Tranche B-2 during the year ended December 31, 2023. The repayments were first applied to the remaining U.S term loans Tranche B-2 quarterly amortization payments, thereby eliminating all remaining quarterly amortization payments for the U.S term loans Tranche B-2, with the residual balance applied to the outstanding principal balance due at maturity. In addition to quarterly amortization payments, during November 2023, we also made an early $5 million repayment of our U.S. term loans Tranche B-3 which was applied to the quarterly amortization payments due on December 31, 2023 and March 31, 2024.

On April 17, 2023, we amended the Credit Agreement, replacing the LIBOR-based reference rate with a Secured Overnight Financing Rate (“SOFR”) based reference rate, effective for interest payments for the period commencing April 28, 2023. Other than the foregoing, the material terms of the Credit Agreement remain unchanged, and our election to use certain practical expedients under Accounting Standards Codification Topic 848: Reference Rate Reform resulted in no material impacts on our consolidated financial statements.

On July 26, 2023, we further amended the Credit Agreement to extend the maturity date on our $250 million Revolving Tranche facility from August 5, 2024 to August 5, 2025. There were no other material changes to the terms of the Credit Agreement as a result of this amendment.

The weighted average contractual interest rates related to our U.S. term loans Tranche B-3 for the years ended December 31, 2023, 2022 and 2021 were 8.35%, 5.23% and 4.00%, respectively. The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 for the years ended December 31, 2023, 2022 and 2021 were 8.28%, 4.93% and 3.35%, respectively. Including the impact of interest rate swap agreements, which were entered into in November and December 2022, the weighted average rates on our U.S. term loans for the years ended December 31, 2023 and 2022 were 7.80% and 5.07%, respectively. The weighted average contractual interest rate related to our U.S. term loans Tranche B-1 for the year ended December 31, 2021 was 2.86%. The effective interest rates

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates. Refer to Note 11, Financial Instruments, for additional details regarding the interest rate swap agreements.

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement to the extent permitted by law. The borrowers and the guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the holders of the Notes.

Indebtedness under the Credit Agreement may be voluntarily repaid, in whole or in part, and must be mandatorily repaid in certain circumstances. We are required to make quarterly amortization payments of 0.25% of the principal amount of U.S. term loans Tranche B-3. Additionally, we are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due for the year ended December 31, 2023.

The Credit Agreement contains customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the Credit Agreement.

Notes

As of December 31, 2023, our outstanding notes were as follows:

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

Pactiv Debentures

As of December 31, 2023, our outstanding debentures (together, the “Pactiv Debentures”) were as follows:

	Maturity Date	Interest Payment Dates
7.950% Debentures due 2025	December 15, 2025	June 15 and December 15
8.375% Debentures due 2027	April 15, 2027	April 15 and October 15

In December 2022, we commenced and settled cash tender offers to purchase up to the maximum purchase price of $276 million and $200 million, including principal but excluding accrued and unpaid interest, at a price of 97.000% of our 7.950% Debentures due 2025 and our 8.375% Debentures due 2027, respectively (collectively, the “Tender Offers”). The aggregate principal amount of our 7.950% Debentures due 2025 and our 8.375% Debentures due 2027 validly tendered, accepted and settled was $92 million. Related to the Tender Offers, we recognized a gain on extinguishment of debt of $2 million within interest expense, net in respect of the tender price, net of the write-off of an insignificant amount of unamortized OID.

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

Other Borrowings

Other borrowings represented finance lease obligations of $41 million and $49 million as of December 31, 2023 and 2022, respectively.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of December 31, 2023:

2024	$15
2025	233
2026	706
2027	1,183
2028	1,457
Thereafter	11
Total principal amount of borrowings	$3,605

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of December 31, 2023 and 2022 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$1,672	$1,687	$2,217	$2,206
Notes:
4.000% Senior Secured Notes due 2027	995	942	993	890
4.375% Senior Secured Notes due 2028	496	471	496	447
Pactiv Debentures:
7.950% Debentures due 2025	216	221	215	210
8.375% Debentures due 2027	166	172	166	162
Other	41	41	49	49
Total	$3,586	$3,534	$4,136	$3,964

Interest Expense, Net

Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021
Interest expense:
Credit Agreement	$164	$115	$79
Notes	62	62	46
Pactiv Debentures	31	38	39
Interest income	(12)	(6)	(2)
Amortization of DIC and OID	5	4	5
Realized derivative gains	(9)	—	—
Other(1)	4	5	24
Interest expense, net	$245	$218	$191
(1)
Included $5 million of fees incurred during the year ended December 31, 2021 in relation to entering into a commitment letter with certain financial institutions for a senior secured incremental term loan facility in an aggregate principal amount of up to $300 million. The commitment letter terminated on September 24, 2021. Also included $9 million of third party costs incurred during the year ended December 31, 2021 in relation to the incurrence of U.S. term loans Tranche B-3.

Note 10. Leases

We lease certain buildings, plant and equipment. Our leases have reasonably assured remaining lease terms of up to 12 years. Certain leases include options to renew for up to 20 years. As of December 31, 2023, there were no material lease transactions that we have entered into but had not yet commenced.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Operating lease costs consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021
Operating lease costs	$80	$82	$77
Variable lease costs	4	5	4
Short-term lease costs	15	14	15
Total operating lease costs	$99	$101	$96

Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2023 were as follows:

2024	$79
2025	69
2026	61
2027	45
2028 and thereafter	75
Total undiscounted lease payments	329
Less: amounts representing interest	(48)
Present value of lease obligations	$281

The weighted average remaining lease term and discount rate for operating leases were as follows:

	As of December 31,
	2023	2022
Weighted average remaining lease term	5.0 years	5.2 years
Weighted average discount rate	6.44%	5.92%

During the years ended December 31, 2023, 2022 and 2021, new operating leases resulted in the recognition of ROU assets and corresponding lease liabilities of $71 million, $52 million and $48 million, respectively. Cash flows from operating activities included $80 million, $81 million and $75 million of payments for operating lease liabilities for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 11. Financial Instruments

We had the following derivative instruments recorded at fair value in our consolidated balance sheets:

	As of December 31,
	2023		2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$—	$(6)	$—	$(5)
Interest rate derivatives	6	(6)	8	(9)
Total fair value	$6	$(12)	$8	$(14)
Classification:
Other current assets	$6	$—	$7	$—
Other noncurrent assets	—	—	1	—
Accrued and other current liabilities	—	(5)	—	(3)
Other noncurrent liabilities	—	(7)	—	(11)
Total fair value	$6	$(12)	$8	$(14)

As of December 31, 2023, our derivatives were comprised of commodity and interest rate swaps. All derivatives represent Level 2 financial assets and liabilities. Our derivatives are valued using an income approach based on the observable market index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices and interest rates. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the fourth quarter of 2022, we entered into derivative financial instruments with several large financial institutions which swapped the LIBO rate for a weighted average fixed rate of 4.120% for an aggregate notional amount of $1,000 million to hedge a portion of the interest rate exposure resulting from our U.S. term loans. These instruments are classified as cash flow hedges and mature

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

in October 2025. In April 2023, we amended our interest rate swap agreements to replace the interest rate benchmark from LIBOR to SOFR, effective for swap payments for the period commencing April 28, 2023. Other than the foregoing, the material terms of the interest rate swap agreements remain unchanged, including the weighted average fixed rate of 4.120%, and our election to use certain practical expedients under Accounting Standards Codification Topic 848: Reference Rate Reform resulted in no material impacts on our consolidated financial statements.

During the year ended December 31, 2023, we recognized a realized gain of $9 million within interest expense, net, for our interest rate derivatives. There was no realized gain or loss for our interest rate derivatives during the year ended December 31, 2022. During the years ended December 31, 2023 and 2022, we recognized an unrealized gain of $9 million and an unrealized loss of $1 million, respectively, within other comprehensive income (loss), for our interest rate derivatives. At December 31, 2023, we expected to reclassify $4 million of gains, net of tax, from accumulated other comprehensive loss (“AOCL”) to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

During the years ended December 31, 2023, 2022 and 2021, we recognized unrealized losses of $1 million, $4 million and $7 million, respectively, in cost of sales, for our commodity swap contracts.

The following table provides the detail of outstanding commodity derivative contracts as of December 31, 2023:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Natural gas swaps	Million BTU	2,890,000	$4.63 - $5.37	Feb 2024 - Dec 2025

Note 12. Employee Benefits

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

Our largest pension plan is the PPPE. The PPPE was created on December 31, 2022 as a result of the merger of the Pactiv Evergreen Pension Plan, which was assumed in a 2010 acquisition, and a pension plan acquired as a result of the Fabri-Kal acquisition. This plan covers certain of our employees. It also covers former employees and employees of employers formerly related to the entity that we acquired in 2010. As a result, while persons who were not our employees do not accrue benefits under the plan, the total number of individuals/beneficiaries covered by this plan is much larger than it would be if only our current and former employees were eligible to participate. The PPPE comprises 96% and 96% of the present value of pension plan obligations and 99% and 98% of the fair value of plan assets as of December 31, 2023 and 2022, respectively. Accordingly, we have provided aggregated disclosures in respect of our plans on the basis that the plans are not exposed to materially different risks.

We generally fund our retirement plans equal to the annual minimum funding requirements specified by government regulations covering each plan. We contributed an immaterial amount to the PPPE during the year ended December 31, 2023, and we contributed $3 million to all other plans. We do not expect to make a contribution to the PPPE during the year ending December 31, 2024. Contributions during the year ending December 31, 2024 for all other defined benefit pension plans are estimated to be $3 million. Contributions during the year ending December 31, 2024 for OPEB plans are estimated to be $3 million. Future contributions will be dependent on future plan asset returns and interest rates and are highly sensitive to changes.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Obligations, Assets and Funded Status

The following table sets forth changes in benefit obligations and the fair value of plan assets for our defined benefit pension and OPEB plans:

	Pension Benefits		OPEB
	As of December 31,
	2023	2022	2023	2022
Change in benefit obligations:
Projected benefit obligations as of January 1	$952	$3,418	$38	$49
Service cost	1	1	—	—
Interest cost	48	65	2	1
Benefits paid	(41)	(151)	(2)	(2)
Settlements	—	(1,889)	—	—
Divestitures	—	(5)	—	—
Actuarial losses (gains)(1)	6	(485)	(1)	(10)
Foreign currency exchange	—	(2)	—	—
Projected benefit obligation as of December 31	$966	$952	$37	$38
Change in plan assets:
Fair value of plan assets as of January 1	$941	$3,391	$—	$—
Actual return on plan assets	99	(407)	—	—
Employer contributions	3	3	2	2
Benefits paid	(41)	(151)	(2)	(2)
Settlements	—	(1,889)	—	—
Divestitures	—	(5)	—	—
Foreign currency exchange	—	(1)	—	—
Fair value of plan assets as of December 31	$1,002	$941	$—	$—
Funded status as of December 31	$36	$(11)	$(37)	$(38)
(1)
The actuarial losses (gains) for the years ended December 31, 2023 were primarily due to changes in the discount rate assumption and experience gains. The actuarial gains for the years ended December 31, 2022 were primarily due to changes in the discount rate assumption.

Our defined benefit pension and OPEB obligations were included in our consolidated balance sheets as follows:

	Pension Benefits		OPEB
	As of December 31,
	2023	2022	2023	2022
Other noncurrent assets	$62	$17	$—	$—
Accrued and other current liabilities	(3)	(4)	(3)	(3)
Long-term employee benefit obligations	(23)	(24)	(34)	(35)
	$36	$(11)	$(37)	$(38)

Portions of our defined benefit pension and OPEB obligations have been recorded in AOCL as follows:

	Pension Benefits		OPEB
	As of December 31,
	2023	2022	2023	2022
Net actuarial gains	$(157)	$(103)	$(15)	$(16)
Deferred income tax expense	40	26	5	5
	$(117)	$(77)	$(10)	$(11)

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The funded status of our defined benefit pension and OPEB plans with accumulated benefit obligation in excess of plan assets was as follows:

	Pension Benefits		OPEB
	As of December 31,
	2023	2022	2023	2022
Plan assets	$9	$11	$—	$—
Projected benefit obligation	35	39	37	38
Accumulated benefit obligation	34	39	37	38
Under Funded Status
Projected benefit obligation	$(26)	$(28)	$(37)	$(38)
Accumulated benefit obligation	$(25)	$(28)	$(37)	$(38)

Net periodic defined benefit pension and OPEB costs (income) consisted of the following:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Service cost	$1	$1	$6	$—	$—	$—
Interest cost	48	65	101	2	1	1
Expected return on plan assets(1)	(40)	(58)	(181)	—	—	—
Amortization of actuarial losses (gains)(2)	—	1	—	(2)	(1)	—
Ongoing net periodic benefit cost (income)	9	9	(74)	—	—	1
Income due to settlements(3)	—	(57)	(22)	—	—	—
Total net periodic benefit cost (income)	$9	$(48)	$(96)	$—	$—	$1
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

We present all non-service cost components of net periodic defined pension and OPEB costs (income) within non-operating (expense) income, net in our consolidated statements of (loss) income.

Amounts recognized in other comprehensive (income) loss were as follows:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Net actuarial gains arising during the year(1)(2)	$(54)	$(20)	$(375)	$(1)	$(10)	$(2)
Recognized net actuarial gains(3)	—	55	22	2	1	—
Deferred income tax expense (benefit)	14	(8)	86	—	2	1
Total recognized in other comprehensive (income) loss, net of tax	$(40)	$27	$(267)	$1	$(7)	$(1)
(1)
Net of AOCL reclassified upon sale of business. Refer to Note 14, Accumulated Other Comprehensive Loss, for additional details.
(2)
The net actuarial gain of $54 million on our pension plans during the year ended December 31, 2023 was primarily due to asset returns and experience gains, partially offset by a decrease in the discount rate. The net actuarial gains of $20 million on our pension plans during the year ended December 31, 2022 were primarily attributable to an increase in the discount rate, partially offset by asset returns. The net actuarial gains of $375 million on our pension plans during the year ended December 31, 2021 were primarily attributable to asset returns and an increase in the discount rate.
(3)
Comprises income due to settlements in 2022 and 2021 and amortization of actuarial gains.

We used the following weighted average assumptions to determine our PPPE defined benefit pension and OPEB obligations:

	PPPE		OPEB
	As of December 31,
	2023	2022	2023	2022
Discount rate	5.03%	5.22%	4.97%	5.15%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

We used the following weighted average assumptions to determine our PPPE net defined benefit pension and OPEB costs:

	PPPE			OPEB
	For the Years Ended December 31,
	2023	2022(1)	2021(1)	2023	2022	2021
Discount rate	5.22%	2.81%	2.40%	5.15%	2.81%	2.45%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	4.34%	3.27%	5.07%	N/A	N/A	N/A
Healthcare cost trend rate	N/A	N/A	N/A	7.00%	6.70%	6.90%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend	N/A	N/A	N/A	2032	2029	2029
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

The discount rate used reflects the expected future cash flows based on plan provisions and participant data as of the beginning of the plan year. The expected future cash flows for the PPPE are discounted by the Aon Hewitt above median yield curve for the years ended December 31 2023, 2022 and 2021. The yield curve is a hypothetical AA yield curve comprised of a series of annualized individual discount rates. The expected long-term return on PPPE assets was developed as a weighted average rate based on the target asset allocation of the plan and long-term capital market assumptions. The overall return for each asset class was developed by combining a long-term inflation component and the associated real rates. The development of the capital market assumptions utilized a variety of methodologies, including, but not limited to, historical analysis, expected economic growth outlook and market yield analysis.

Our estimated future benefit payments for our defined benefit pension and OPEB plans as of December 31, 2023 were as follows:

	Pension Benefits	OPEB
2024	$52	$3
2025	57	3
2026	61	3
2027	64	3
2028	67	3
2029-2033	326	13

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

	As of December 31,
	2023	2022
Equity securities - Level 1	$2	$2
Bond ETFs - Level 1	7	34
Corporate bonds - Level 2	927	821
Property - Net Asset Value(1)	45	57
Other - Net Asset Value(1)	21	27
Total pension plan assets	$1,002	$941

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(1)
Per ASU 2015-07, certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy.

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. The following is a description of the valuation methods and assumptions used to estimate the fair value of investments.

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

Defined Contribution Plans

We sponsor various defined contribution plans. Our expense relating to defined contribution plans was $35 million, $35 million and $33 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Multi-employer Plans—Withdrawal Liabilities

As of December 31, 2023 and 2022, we recognized a liability of $40 million and $42 million, respectively, in respect of our future obligations arising from the withdrawal from multi-employer pension plans which is included in other current and noncurrent liabilities. We expect to make payments of approximately $5 million annually over the next 12 years in respect of these obligations.
Note 13. Other Income, Net

Other income, net consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021
(Loss) gain on sale of businesses and noncurrent assets	$(2)	$266	$—
Gain on legal settlement(1)	—	15	—
Other	4	—	20
Other income, net	$2	$281	$20
(1)
Reflects a gain, net of costs, arising from the settlement of a historical legal action.

Note 14. Commitments and Contingencies

We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, personal injury and commercial or contractual disputes. We are also involved in various administrative and other proceedings relating to environmental matters that arise in the normal course of business, and we may become involved in similar matters in the future. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our balance sheet, statement of income or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our balance sheet, statement of income or cash flows in a future period. Except for amounts provided, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 15. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of AOCL:

	For the Years Ended December 31,
	2023	2022	2021
Currency translation adjustments:
Balance as of beginning of year	$(189)	$(207)	$(189)
Currency translation adjustments	26	(8)	(7)
Amounts reclassified from AOCL(1)	—	26	(11)
Other comprehensive income (loss)	26	18	(18)
Balance as of end of year	$(163)	$(189)	$(207)
Defined benefit plans:
Balance as of beginning of year	$88	$108	$(160)
Net actuarial gain arising during year	55	30	377
Deferred tax expense on net actuarial gain	(14)	(7)	(92)
Loss (gain) reclassified from AOCL:
Reclassification upon sale of businesses(2)	—	1	—
Amortization of experience gains	(2)	—	—
Defined benefit plan settlement gain	—	(57)	(22)
Deferred tax expense on reclassification(3)	—	13	5
Other comprehensive income (loss)	39	(20)	268
Balance as of end of year	$127	$88	$108
Interest rate derivatives:
Balance as of beginning of year	$(1)	$—	$—
Net derivative gain (loss)	9	(1)	—
Deferred tax expense on net derivative gain (loss)	(2)	—	—
Gain reclassified from AOCL	(9)	—	—
Deferred tax expense on reclassification(3)	2	—	—
Other comprehensive loss	—	(1)	—
Balance as of end of year	$(1)	$(1)	$—
AOCL
Balance as of beginning of year	$(102)	$(99)	$(349)
Other comprehensive income (loss)	65	(3)	250
Balance as of end of year	$(37)	$(102)	$(99)
(1)
The reclassification of currency translation adjustment amounts to earnings relates to the sales of various components of our remaining closures businesses during 2022 and 2021. Refer to Note 3, Acquisition and Dispositions, for additional details.
(2)
Reclassifications upon sale of businesses are recorded in other income, net.
(3)
Taxes reclassified to income are recorded in income tax benefit (expense).

Note 16. Income Taxes

The components of (loss) income from continuing operations before income tax were as follows:

	For the Years Ended December 31,
	2023	2022	2021
(Loss) income from continuing operations before income taxes:
United States	$(308)	$385	$(41)
Foreign	83	83	70
Total (loss) income from continuing operations before income taxes:	$(225)	$468	$29

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Significant components of income tax benefit (expense) from continuing operations were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$(53)	$(28)	$1
State and Local	(12)	(16)	(3)
Foreign	(25)	(24)	(21)
Total current income tax expense	(90)	(68)	(23)
Deferred:
U.S. Federal	67	(82)	40
State and Local	21	(3)	(17)
Foreign	5	4	4
Total deferred income tax benefit (expense)	93	(81)	27
Total income tax benefit (expense)	$3	$(149)	$4

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to our income tax benefit (expense) was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Income tax benefit (expense) using the U.S. federal statutory income tax rate of 21%	$47	$(98)	$(6)
State and local taxes	10	(10)	—
Effect of tax rates in foreign jurisdictions	(7)	(6)	(4)
Non-deductible expenses	(3)	(1)	(1)
Non-deductible executive compensation	(2)	(3)	(3)
Tax exempt income and income at a reduced tax rate	2	1	3
Withholding taxes	(3)	(4)	(4)
Withholding taxes from sale of businesses	—	(23)	—
Tax rate modifications	(1)	(1)	1
Change in valuation allowance	(48)	(5)	15
Tax on unremitted earnings	—	(4)	10
Gain on sale of businesses	—	(8)	—
Change in uncertain tax positions	(1)	(1)	(1)
Over (under) provided in prior periods(1)	11	(1)	(6)
Expired deferred tax assets	(7)	(2)	—
Foreign tax credit	—	13	—
Other tax credits	3	2	2
Other	2	2	(2)
Total income tax benefit (expense)	$3	$(149)	$4
(1)
For the tax year 2023 over (under) provided in prior periods was primarily driven by adjustments associated with state deferred taxes and is presented net of $8 million of expense resulting from an associated increase in valuation allowance.

During the year ended December 31, 2023, our effective tax rate varied from the U.S. federal statutory income tax rate primarily as a result of the inability to recognize a tax benefit on all interest expense.

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

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes as well as tax attributes such as tax loss and tax credit carryforwards. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Employee benefits	$53	$63
Operating lease liabilities	61	60
Inventory	24	25
Reserves	33	24
Research and development	26	15
Tax losses	63	68
Tax credits	5	5
Interest	276	246
Other	2	—
Total deferred tax assets	543	506
Valuation allowance	(196)	(140)
Total deferred tax assets net of valuation allowance	347	366
Deferred tax liabilities
Intangible assets	(349)	(366)
Property, plant and equipment	(163)	(248)
Operating lease right-of-use assets	(57)	(57)
Other	(9)	(7)
Total deferred tax liabilities	(578)	(678)
Net deferred tax liabilities	$(231)	$(312)

Tax loss and tax credit carryforwards, presented on a net tax effected basis, were as follows:

	As of December 31,
	2023	2022
Tax loss carryforwards:
Expires within 5 years	$13	$15
Expires after 5 years or indefinite expiration	50	53
Total tax loss carryforwards	$63	$68
Tax credit carryforwards:
Expires within 5 years	$1	$1
Expires after 5 years or indefinite expiration	4	4
Total tax credit carryforwards	$5	$5

Deferred tax assets related to interest, tax loss carryovers and tax credit carryovers are available to offset future taxable earnings to the extent they are more-likely-than-not realizable. We have provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as we have concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Valuation allowances were $196 million and $140 million as of December 31, 2023 and 2022, respectively.

The following table reflects changes in valuation allowance for the respective periods:

	For the Years Ended December 31,
	2023	2022	2021
Balance at the beginning of the year	$140	$140	$165
Expense (benefit)	56	5	(15)
Write-off of net operating losses and other deferred tax assets	—	(5)	(10)
Balance at end of the year	$196	$140	$140

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The increase in valuation allowance during the year ended December 31, 2023 primarily related to changes in our deferred interest deductions. The increase in valuation allowance during the year ended December 31, 2022 primarily related to changes in the expected utilization of additional deferred interest deductions, offset by a decrease primarily related to the sale of our remaining closures businesses.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of the year	$15	$16	$15
Increases related to business combinations	—	—	1
(Decrease) increase associated with positions taken during a prior year	(1)	—	1
Decrease related to sale of businesses	—	(1)	—
Lapse of statute of limitations	—	—	(1)
Balance at end of the year	$14	$15	$16

Included in the balance of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, are $14 million, $15 million and $16 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense. Net interest expense related to unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 was $1 million, $1 million and $1 million, respectively. Accrued interest and penalties as of December 31, 2023 and 2022 were $4 million and $3 million, respectively.

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

Currently, our 2016 and 2017 U.S. federal income tax returns are being examined by the Internal Revenue Service. We are currently subject to routine income tax examinations for U.S. federal, state, local and foreign jurisdictions for 2016 and forward.

Note 17. Related Party Transactions

As of December 31, 2023, approximately 77% of our shares are owned by PFL.

Transactions with our related parties are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Income (expense) for the Years Ended December 31,			Balance Outstanding as of December 31,
	2023	2022	2021	2023	2022
Joint ventures
Included in other current assets				$1	$3
Sale of goods and services(1)	$5	$14	$27
Other common controlled entities
Related party receivables				35	46
Sale of goods and services(2)	381	423	363
Rental income and transition services agreements(2)	4	4	11
Charges(3)	5	2	6
Related party payables				(7)	(6)
Purchase of goods(2)(4)	(80)	(98)	(112)
Charges(3)	(13)	(13)	(7)
(1)
All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and settled on normal trade terms.
(2)
We sell and purchase various goods and services with Reynolds Consumer Products Inc. (“RCPI”) under contractual arrangements that expire over a variety of periods through December 31, 2027. During the first quarter of 2023, we amended these contractual arrangements with RCPI, which, among other things, extended the expiration date for certain arrangements and included price adjustments for certain goods we sold to and

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

purchased from RCPI in the current and prior periods. The price adjustments resulted in $22 million of incremental net revenues and $9 million of incremental costs of goods sold recognized for the year ended December 31, 2023.

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
(4)
Related party purchases are initially recorded as inventories and subsequently recorded to cost of sales utilizing the first-in, first-out method.

Note 18. Equity Based Compensation

We established the Pactiv Evergreen Inc. Equity Incentive Plan (the “Equity Incentive Plan”) for purposes of granting stock or other equity based compensation awards to our employees (including our senior management), directors, consultants and advisors. The maximum number of shares of common stock initially available for issuance under our Equity Incentive Plan was 9,079,395 shares. Additionally, the shares available for issuance under our Equity Incentive Plan may be increased on January 1 of each year equal to the lesser of (1) 1% of the total outstanding shares of common stock as of the last day of the previous fiscal year or (2) such other amount as determined by our Compensation Committee. We did not elect to exercise this provision effective January 1, 2021 or January 1, 2022, but we did exercise this provision effective January 1, 2023 and January 1, 2024, increasing the number of shares of common stock available for issuance under our Equity Incentive Plan by 1,779,261 and 1,785,570, respectively.

Equity based compensation costs were $31 million, $24 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively, substantially all of which was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the year ended December 31, 2023, we granted restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs require future service to be provided and vest in annual installments over a period ranging from one to three years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer a service provider on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2023:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,983	$11.89
Granted(1)	1,767	9.66
Forfeited	(245)	12.05
Vested	(798)	13.13
Non-vested, at December 31	2,707	$10.06
(1)
Included 103 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of December 31, 2023 was $8 million, which is expected to be recognized over a weighted average period of 1.9 years. The total vest date fair value of shares that vested during the year ended December 31, 2023 was $8 million.

Performance Share Units

During the year ended December 31, 2023, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by our Compensation Committee of our Board of Directors, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of the performance metric. If the performance target is not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer a service provider on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2023:

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(In thousands, except per share amounts)	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	1,155	$9.29
Granted(1)	1,784	9.66
Forfeited	(93)	9.55
Non-vested, at December 31	2,846	$9.52
(1)
Included 223 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of December 31, 2023 was $20 million, which is expected to be recognized over a weighted average period of 2.0 years.

Note 19. Earnings per Share

(Loss) earnings per share, including a reconciliation of the number of shares used for our (loss) earnings per share calculation, was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Numerator
Net (loss) earnings attributable to common shareholders - continuing operations	$(225)	$317	$31
Less: dividend-equivalents declared for equity based awards	(3)	(2)	—
Net (loss) earnings available to common shareholders - continuing operations	(228)	315	31
Net earnings attributable to common shareholders - discontinued operations	2	1	(8)
Total net (loss) earnings available to common shareholders	$(226)	$316	$23
Denominator
Weighted average number of shares outstanding - basic	178.7	177.8	177.4
Effect of dilutive securities	—	0.6	0.3
Weighted average number of shares outstanding - diluted	178.7	178.4	177.7

(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$(1.28)	$1.77	$0.17
Diluted	$(1.28)	$1.77	$0.17
From discontinued operations
Basic	$0.02	$0.01	$(0.04)
Diluted	$0.02	$—	$(0.04)
Total
Basic	$(1.26)	$1.78	$0.13
Diluted	$(1.26)	$1.77	$0.13

For the years ended December 31, 2023, 2022 and 2021, the number of anti-dilutive potential common shares excluded from the calculation above totaled 0.9 million, 0.7 million and 0.5 million, respectively.

Our Board of Directors declared a dividend of $0.10 per share on February 27, 2024 to be paid on March 29, 2024 to shareholders of record as of March 15, 2024.

Note 20. Segment Information

In the second quarter of 2023, in conjunction with the Beverage Merchandising Restructuring, we implemented a new operating and reporting structure resulting in the combination of our legacy Food Merchandising and Beverage Merchandising segments, creating our Food and Beverage Merchandising segment. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details. We also reorganized the management of certain product lines from our Foodservice segment to our Food and Beverage Merchandising segment.

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

Other/Unallocated - We previously had other operating segments that did not meet the threshold for presentation as a reportable segment. These operating segments comprised the remaining components of our former closures businesses, which generate revenue from the sale of caps and closures, and are presented as “Other”. As of March 31, 2023, we disposed all of the remaining components of our former closures businesses. Unallocated includes corporate costs, primarily relating to general and administrative functions such as finance, tax and legal and the effects of the PPPE.

Information by Segment

We present reportable segment Adjusted EBITDA as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments.

A segment’s Adjusted EBITDA represents its earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, gains or losses on certain legal settlements, business acquisition and integration costs and purchase accounting adjustments, operational process engineering-related consultancy costs and executive transition charges.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
2023
Net revenues	$2,571	$2,937	$5,508
Intersegment revenues	—	83	83
Total reportable segment net revenues	2,571	3,020	5,591
Adjusted EBITDA	463	453	916
Depreciation & amortization(1)	180	414	594
Capital expenditures	96	172	268
Reportable segment assets	1,251	1,511	2,762
2022
Net revenues	$2,748	$3,391	$6,139
Intersegment revenues	—	158	158
Total reportable segment net revenues	2,748	3,549	6,297
Adjusted EBITDA	463	412	875
Depreciation & amortization	182	155	337
Capital expenditures	90	160	250
Reportable segment assets	1,385	1,884	3,269
2021
Net revenues	$2,305	$3,030	$5,335
Intersegment revenues	—	96	96
Total reportable segment net revenues	2,305	3,126	5,431
Adjusted EBITDA	290	277	567
Depreciation & amortization	167	174	341
Capital expenditures	106	166	272
Reportable segment assets	1,361	1,707	3,068
(1)
For the year ended December 31, 2023, Food and Beverage Merchandising depreciation expense included $274 million of accelerated depreciation expense related to the Beverage Merchandising Restructuring. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated GAAP (loss) income from continuing operations before income taxes:

	For the Years Ended December 31,
	2023	2022	2021
Reportable segment Adjusted EBITDA	$916	$875	$567
Other	—	2	7
Unallocated	(76)	(92)	(43)
	840	785	531
Adjustments to reconcile to GAAP (loss) income from continuing operations before income taxes
Interest expense, net	(245)	(218)	(191)
Depreciation and amortization (excluding Beverage Merchandising Restructuring-related charges)	(327)	(339)	(344)
Beverage Merchandising Restructuring charges	(470)	—	—
Other restructuring and asset impairment charges (reversals)	(6)	(58)	(9)
(Loss) gain on sale of business and noncurrent assets	(2)	266	—
Non-cash pension (expense) income	(8)	49	101
Unrealized losses on derivatives	(1)	(4)	(7)
Foreign exchange losses on cash	(6)	(3)	(2)
Gain on legal settlement	—	15	—
Business acquisitions costs and purchase accounting adjustments	—	(6)	(15)
Operational process engineering-related consultancy costs	—	(9)	(21)
Executive transition charges	—	(2)	(10)
Costs associated with legacy sold facility	—	(6)	—
Other	—	(2)	(4)
(Loss) income from continuing operations before tax	$(225)	$468	$29

The following table presents a reconciliation of reportable segment depreciation and amortization to consolidated depreciation and amortization:

	For the Years Ended December 31,
	2023	2022	2021
Reportable segment depreciation and amortization	$594	$337	$341
Unallocated / Other	6	2	3
Depreciation and amortization(1)	$600	$339	$344

(1) For the year ended December 31, 2023, total depreciation expense included $274 million of accelerated depreciation expense related to the Beverage Merchandising Restructuring. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.

The following table presents a reconciliation of reportable segment capital expenditures to consolidated capital expenditures:

	For the Years Ended December 31,
	2023	2022	2021
Reportable segment capital expenditures	$268	$250	$272
Unallocated / Other	17	8	10
Capital expenditures	$285	$258	$282

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of December 31,
	2023	2022
Reportable segment assets(1)	$2,762	$3,269
Unallocated(2)	3,633	4,037
Total assets	$6,395	$7,306

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Years Ended December 31,
	2023	2022	2021
Foodservice
Drinkware	$1,174	$1,209	$914
Containers	929	1,034	959
Tableware	284	286	222
Serviceware and other	184	219	210
Food and Beverage Merchandising
Cartons for fresh beverage products	714	822	834
Bakery/snack/produce/fruit containers	494	565	359
Meat trays	423	383	358
Tableware	411	439	390
Liquid packaging board	378	533	396
Prepared food trays	148	168	162
Egg cartons	136	119	93
Paper products	73	275	329
Other	243	245	205
Reportable segment net revenues	5,591	6,297	5,431
Other / Unallocated
Other	2	81	102
Intersegment eliminations	(83)	(158)	(96)
Net revenues	$5,510	$6,220	$5,437

Geographic Data

Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment, net and operating lease ROU assets, net) are as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net revenues:
United States	$4,986	$5,507	$4,710
Rest of North America	522	535	447
Other	2	178	280
Net revenues	$5,510	$6,220	$5,437

	As of December 31,
	2023	2022
Long-lived assets
United States	$1,651	$1,928
Rest of North America	123	107
Long-lived assets	$1,774	$2,035

Note 21. Subsequent Events

Footprint Optimization

On February 29, 2024, we announced the Footprint Optimization, a restructuring plan approved by our Board of Directors to optimize our manufacturing and warehousing footprint that we expect will improve our operating efficiency and result in estimated run rate cost savings of $35 million by 2026. We expect to incur capital expenditures of $40 million to $45 million primarily during 2024 and 2025, to execute our plans. Additionally, we expect to incur total cash restructuring charges of $50 million to $65 million and total non-cash restructuring charges of $20 million to $40 million primarily during 2024 and 2025. The estimated ranges of restructuring charges are provisional and include significant management judgments and assumptions that could change materially as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional restructuring charges or impairments not reflected above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2023, based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2023, we completed certain restructuring and integration activities related to the Beverage Merchandising Restructuring. As a part of the activities completed during the fourth quarter of 2023, we migrated an enterprise resource planning (“ERP”) system used by our legacy North American Beverage Merchandising converting facilities onto Pactiv Evergreen’s primary ERP system.

Other than as described in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

10b5-1 Trading Arrangements

During the three months ended December 31, 2023, none of our directors or our executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “non-Rule 10b5-1 trading arrangement.”

Footprint Optimization

The following disclosure is intended to satisfy any obligation to provide disclosures pursuant to Item 2.05 of Form 8-K.

The disclosures set forth under the heading “Footprint Optimization” in Note 21, Subsequent Events, to the consolidated financial statements are incorporated herein by reference. The matters described therein are referred to herein as the “Footprint Optimization.”

The Board of Directors of the Company, which we refer to as the Board, approved the Footprint Optimization on February 28, 2024, because it believes that doing so will optimize our manufacturing and warehousing footprint that we expect will improve our operating efficiency and result in estimated run rate cost savings of $35 million by 2026. The Footprint Optimization constitutes an exit and disposal plan within the meaning of FASB ASC 420-10-25-4, in connection with which plan the Company currently estimates that it will incur charges in the aggregate ranging between $70 million and $105 million, as described in further detail in the matter incorporated by reference in this disclosure pursuant to the preceding paragraph.

Election of Linda K. Massman to the Board

The following disclosure is intended to satisfy the Company’s obligation to provide disclosure pursuant to Item 5.02(d) of Form 8-K.

On February 28, 2024, the Board elected Linda K. Massman, age 57, to the Board by a unanimous vote of the directors then in office, filling a pre-existing vacancy. Ms. Massman will serve on the Audit Committee beginning on March 1, 2024.

Ms. Massman will be entitled to the same compensation as the other non-affiliated directors under the Company’s director compensation policy (the “Policy”). The Policy is described in the Company’s most recent Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 28, 2023.

Pursuant to the Policy, on February 28, 2024, Ms. Massman received a one-time initial equity grant comprised of a restricted stock unit award with a grant date fair value of approximately $35,000. In addition, Ms. Massman will be entitled to receive a pro-rated annual cash retainer of $112,500. There are no arrangements or understandings between Ms. Massman and any other persons pursuant to which she was selected as a director, and she does not have a direct or indirect material interest in any transaction or proposed transaction that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Compensation Matters

The following disclosure is intended to satisfy the Company’s obligation to provide disclosure pursuant to Item 5.02(e) of Form 8-K.

On February 27, 2024, as part of its annual review of our executive officers’ compensation, the Compensation Committee took the following actions:

•
Increased Chandra J. Mitchell’s base salary from $580,000 to $600,000.
•
Increased Douglas E. Owenby’s base salary from $580,000 to $600,000, and increased his long-term incentive plan target award from 140% to 165% of base salary.
•
Increased Eric A. Wulf’s base salary from $575,000 to $600,000, increased his annual incentive plan target award from 65% to 70% of base salary and increased his long-term incentive plan target award from 140% to 165% of base salary.

Further, on February 28, 2024, as part of its annual review of the Chief Executive Officer’s compensation, the Board increased Mr. King’s annual incentive plan target award from 125% to 135% and increased his long-term incentive plan target award from 500% to 525%.

All changes to base salary described above take effect beginning on April 7, 2024. The remaining changes to compensation apply with respect to the 2024 calendar year.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 (our “2024 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our 2024 Proxy Statement.

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

4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.		10-K	4.4	Mar 7, 2023
10.1	Fourth Amended and Restated Credit Agreement, dated as of August 5, 2016, as conformed to reflect amendments through Amendment No. 16, dated July 26, 2023, by and among Reynolds Group holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party		10-Q	10.3	Aug. 2, 2023

	thereto from time to time, the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
10.2	Specified Refinancing Amendment and Amendment No. 14, dated as of September 24, 2021, to the Fourth Amended and Restated Credit Agreement, among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto and Credit Suisse, AG Cayman Islands Branch, as administrative agent.		8-K	10.1	Sept. 27, 2021
10.3	Registration Rights Agreement, dated as of September 21, 2020, between Packaging Finance Limited and the Registrant.		8-K	10.1	Sept. 21, 2020
10.4	Stockholders Agreement, dated as of September 21, 2020, among Packaging Finance Limited and the Registrant.		8-K	10.3	Sept. 21, 2020
10.5	Tax Matters Agreement, dated as of February 4, 2020, among Reynolds Group Holdings Inc., Reynolds Consumer Products Inc. and the Registrant.		10-K	10.8	Feb. 24, 2022
10.6	Tax Matters Agreement, dated as of September 16, 2020, among Reynolds Group Holdings Inc., Graham Packaging Company Inc. and the Registrant.		8-K	10.5	Sept. 21, 2020
10.7##	Master Supply Agreement, dated as of November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer, and Amendment No. 1 and Amendment No. 2 thereto.		10-Q	10.7	May 8, 2023
10.8##	Master Supply Agreement, dated as of November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer, and Amendment No. 1 and Amendment No. 2 thereto.		10-Q	10.8	May 8, 2023
10.9	Warehousing and Freight Services Agreement, dated as of November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC.		S-1	10.4	Aug. 24, 2020
10.10	Amended and Restated Lease Agreement, dated as of January 1, 2020, between Pactiv LLC, as Landlord, and Reynolds Consumer Products LLC, as Tenant.		S-1	10.7	Aug. 24, 2020
10.11	Group Annuity Contract Offer and Acceptance Agreement, dated as of July 14, 2021, among Massachusetts Mutual Life Insurance Company, Pactiv LLC and the Pactiv North America Pension Plans Investment Committee.		10-Q	10.3	Nov. 4, 2021
10.12	Group Annuity Contract Offer and Acceptance Agreement, dated as of February 16, 2022, among Metropolitan Tower Life Insurance Company, the Pactiv North America Pension Plans Investment Committee and Pactiv LLC.		10-Q	10.1	May 5, 2022
10.13	Group Annuity Contract Offer and Acceptance Agreement, dated as of September 13, 2022, among Athene Annuity and Life Company, Athene Annuity & Life Assurance Company of New York, the Pactiv North America Pension Plans Investment Committee and Pactiv LLC.		10-Q	10.1	Nov. 8, 2022
10.14*	Pactiv Evergreen Inc. Equity Incentive Plan.		8-K	10.7	Sept. 21, 2020
10.15*	Forms of Restricted Stock Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	X
10.16*	Forms of Performance Share Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.	X
10.17*	Annual Incentive Plan: Summary Plan Descriptions.	X
10.18*	Long-Term Incentive Plan: Summary Plan Descriptions.	X
10.19*	Pactiv Evergreen Nonqualified Deferred Compensation Plan, together with amendments through December 27, 2023.	X

10.20*	Evergreen Packaging Group Nonqualified Deferred Compensation Plan, together with amendments through December 27, 2023.	X		10.34	Aug. 24, 2020
10.21*	Form of Director and Officer Indemnification Agreement.		S-1	10.1	Aug. 24, 2020
10.22*	Employment Agreement, dated as of March 5, 2021, between Pactiv LLC and Michael King.		10-Q	10.4	May 6, 2021
10.23*	Employment Agreement, dated as of May 27, 2022, between Pactiv LLC and Jonathan Baksht.		10-Q	10.1	Aug. 4, 2022
10.24*	Employment Agreement, dated as of July 31, 2019, between Pactiv LLC and Tim Levenda.		10-Q	10.2	Aug. 5, 2021
10.25*	Offer Letter, dated as of May 6, 2021, between Chandra Mitchell and the Registrant.		10-K	10.28	Feb. 24, 2022
10.26*	Offer Letter, dated as of August 25, 2021, between Doug Owenby and the Registrant.		10-Q	10.2	Nov. 4, 2021
10.27*	Pactiv Evergreen Inc. Involuntary Termination Protection Policy.	X
21.1	List of Subsidiaries.	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
97.1	Amended and Restated Compensation Recovery Policy of Pactiv Evergreen Inc.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Exchange Act. The registrant agrees to furnish supplementally a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission or its staff upon request.

## Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are of the type that the registrant treats as private or confidential. The registrant agrees to furnish an unredacted copy of this exhibit and the registrant’s materiality and privacy or confidentiality analyses on a supplemental basis to the SEC or its staff upon request.

* Indicates a management contract or compensatory plan.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACTIV EVERGREEN INC.

Date: February 29, 2024	By:	/s/ Michael J. King
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

Name	Title	Date

/s/ Michael J. King	President and Chief Executive Officer and Director (principal executive officer)	February 29, 2024
Michael J. King

/s/ Jonathan H. Baksht	Chief Financial Officer (principal financial officer and principal accounting officer)	February 29, 2024
Jonathan H. Baksht

/s/ LeighAnne G. Baker	Chair of the Board of Directors	February 29, 2024
LeighAnne G. Baker

/s/ Duncan J. Hawkesby	Director	February 29, 2024
Duncan J. Hawkesby

/s/ Allen P. Hugli	Director	February 29, 2024
Allen P. Hugli

/s/ Rolf Stangl	Director	February 29, 2024
Rolf Stangl

/s/ Felicia D. Thornton	Director	February 29, 2024
Felicia D. Thornton