Form 10-Q
period 2024-03-31
Pactiv Evergreen Inc.
filed 2024-05-03
CIK 1527508

ap

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 179,149,463 shares of common stock, $0.001 par value per share, outstanding as of April 26, 2024.

FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and anticipated growth in the markets served by our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023. You should specifically consider these numerous risks. These risks include, among others, those related to:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Income (Loss)

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net revenues	$1,172	$1,323
Related party net revenues	80	108
Total net revenues	1,252	1,431
Cost of sales	(1,031)	(1,316)
Gross profit	221	115
Selling, general and administrative expenses	(133)	(130)
Restructuring, asset impairment and other related charges	(17)	(73)
Other income, net	3	—
Operating income (loss)	74	(88)
Non-operating expense, net	—	(1)
Interest expense, net	(59)	(63)
Income (loss) before tax	15	(152)
Income tax (expense) benefit	(5)	19
Net income (loss)	10	(133)
Income attributable to non-controlling interests	(1)	(1)
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$9	$(134)
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
Basic	$0.04	$(0.76)
Diluted	$0.04	$(0.76)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income (loss)	$10	$(133)
Other comprehensive income, net of income taxes:
Currency translation adjustments	1	14
Defined benefit plans	(1)	(1)
Foreign exchange derivatives	(1)	—
Interest rate derivatives	6	(6)
Other comprehensive income	5	7
Comprehensive income (loss)	15	(126)
Comprehensive income attributable to non-controlling interests	(1)	(1)
Comprehensive income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$14	$(127)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of March 31, 2024	As of December 31, 2023
Assets
Cash and cash equivalents	$71	$164
Accounts receivable, net of allowances of $2 and $3	475	426
Related party receivables	35	35
Inventories	911	852
Other current assets	111	112
Total current assets	1,603	1,589
Property, plant and equipment, net	1,488	1,511
Operating lease right-of-use assets, net	282	263
Goodwill	1,815	1,815
Intangible assets, net	989	1,004
Other noncurrent assets	209	213
Total assets	6,386	6,395
Liabilities
Accounts payable	$334	$300
Related party payables	8	7
Current portion of long-term debt	17	15
Current portion of operating lease liabilities	66	64
Income taxes payable	23	11
Accrued and other current liabilities	344	399
Total current liabilities	792	796
Long-term debt	3,568	3,571
Long-term operating lease liabilities	232	217
Deferred income taxes	235	244
Long-term employee benefit obligations	57	57
Other noncurrent liabilities	154	161
Total liabilities	$5,038	$5,046
Commitments and contingencies (Note 11)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 179,149,366 and 178,557,086 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	679	676
Accumulated other comprehensive loss	(32)	(37)
Retained earnings	697	706
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,344	1,345
Non-controlling interests	4	4
Total equity	1,348	1,349
Total liabilities and equity	$6,386	$6,395

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
For the Three Months Ended March 31, 2023
Balance as of December 31, 2022	177.9	$—	$647	$(102)	$1,003	$5	1,553
Net (loss) income	—	—	—	—	(134)	1	(133)
Other comprehensive income, net of income taxes	—	—	—	7	—	—	7
Equity based compensation	—	—	5	—	—	—	5
Vesting of restricted stock units, net of tax withholdings	0.4	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Dividends declared - non-controlling interests	—	—	—	—	—	(1)	(1)
Disposal of subsidiary	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2023	178.3	$—	$650	$(95)	$851	$4	$1,410

For the Three Months Ended March 31, 2024
Balance as of December 31, 2023	178.6	$—	$676	$(37)	$706	$4	$1,349
Net income	—	—	—	—	9	1	10
Other comprehensive income, net of income taxes	—	—	—	5	—	—	5
Equity based compensation	—	—	7	—	—	—	7
Vesting of restricted stock units, net of tax withholdings	0.5	—	(4)	—	—	—	(4)
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Dividends declared - non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2024	179.1	$—	$679	$(32)	$697	$4	$1,348

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income (loss)	$10	$(133)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	79	174
Deferred income taxes	(11)	(39)
Asset impairment and restructuring related non-cash charges (net of reversals)	1	32
Non-cash portion of operating lease expense	21	21
Other non-cash items, net	5	9
Change in assets and liabilities:
Accounts receivable, net	(51)	(53)
Inventories	(60)	61
Accounts payable	35	11
Operating lease payments	(21)	(21)
Accrued and other current liabilities	(55)	10
Other assets and liabilities	14	16
Net cash (used in) provided by operating activities	(33)	88
Investing Activities:
Acquisition of property, plant and equipment	(41)	(63)
Purchase of investments	(23)	—
Other investing activities	6	3
Net cash used in investing activities	(58)	(60)
Financing Activities:
Long-term debt repayments	—	(112)
Revolver proceeds	18	—
Revolver repayments	(18)	—
Dividends paid to common shareholders	(18)	(18)
Other financing activities	(8)	(5)
Net cash used in financing activities	(26)	(135)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	1
Decrease in cash, cash equivalents and restricted cash	(116)	(106)
Cash, cash equivalents and restricted cash, including amounts classified as held for sale, as of beginning of the period	187	557
Cash, cash equivalents and restricted cash as of end of the period	$71	$451
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	71	427
Restricted cash classified as other noncurrent assets	—	24
Cash, cash equivalents and restricted cash as of end of the period	$71	$451
Cash paid:
Interest paid, net	35	44
Income taxes paid, net	6	7

Significant non-cash investing and financing activities

During the three months ended March 31, 2024 and 2023, we recognized operating lease right-of-use assets and lease liabilities of $35 million and $11 million, respectively.

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

The accompanying condensed consolidated financial statements comprise the accounts of Pactiv Evergreen Inc. (“PTVE”) and its subsidiaries (“we”, “us”, “our” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in our latest Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. All intercompany transactions and balances have been eliminated in consolidation.

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

During 2023, we revised the presentation of restricted cash balances on our condensed consolidated statements of cash flows to include restricted cash in the beginning and ending balances for all periods presented. As of March 31, 2023 and December 31, 2022, our consolidated balance sheets included $24 million of restricted cash classified as noncurrent assets. There was no impact to our operating, investing or financing cash flow activities. The impact to all previously reported interim and annual periods was not material. As of March 31, 2024, there were no restricted cash balances on our condensed consolidated balance sheet.

Recent Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and, except for the items below, concluded that they were either not applicable or not expected to have a significant impact on our condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (the "CODM"), a description of other segment items by reportable segment and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a retrospective basis to all prior periods presented in the financial statements. We are currently assessing the impact of adopting the updated provisions.

In December 2023, the FASB issued ASU 2023-09 Income Taxes - Improvements to Income Tax Disclosures (Topic 740) requiring enhanced income tax disclosures. The ASU requires the disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. We are currently assessing the impact of the ASU on our related disclosures.

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which, as adopted, require registrants to include certain climate-related information in their annual reports and registration statements. The rules require, among other matters, information about climate-related risks that are reasonably likely to have a material impact on a registrant’s business, results of operations or financial condition. The required information about climate-related risks also includes disclosure of a registrant’s greenhouse gas emissions. In addition, the rules would require registrants to include certain climate-related financial disclosures in their audited financial statements. As adopted, these disclosure requirements would be phased in over several years beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2026. However, while the SEC has adopted these rules, the rules have been stayed and are subject to pending legal and political challenges causing significant uncertainty regarding when and how they will ultimately apply to us. We are currently assessing the impact of these rules on our consolidated financial statements and related disclosures.

Note 2. Restructuring, Asset Impairment and Other Related Charges

Footprint Optimization

On February 29, 2024, we announced the Footprint Optimization, a restructuring plan approved by our Board of Directors to optimize our manufacturing and warehousing footprint that we expect will improve our operating efficiency. We expect to incur capital expenditures of $40 million to $45 million, total cash restructuring charges of $50 million to $65 million and total non-cash charges of $20 million to $40 million, each primarily during 2024 and 2025, to execute our plan. For the three months ended March 31, 2024, we incurred cash charges of $8 million primarily related to ongoing optimization activities and non-cash charges of $2 million primarily related to accelerated property, plant and equipment depreciation. The estimated ranges of restructuring charges are provisional and include significant management judgments and assumptions that could change materially as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional restructuring charges or impairments.

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

As a result of the Beverage Merchandising Restructuring, we incurred charges during the three months ended March 31, 2024, and we estimate we will incur further charges in future periods, as follows:

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

	For the Three Months Ended March 31, 2024	Cumulative Charges Incurred to Date	Total Expected Charges(1)(2)
Non-cash:
Accelerated property, plant and equipment depreciation	$3	$277	$280
Other non-cash charges(3)	—	50	50
Total non-cash charges	$3	$327	$330
Cash:
Severance, termination and related costs	1	44	45
Exit, disposal and other transition costs(4)	7	110	115
Total cash charges	$8	$154	$160
Total Beverage Merchandising Restructuring charges	$11	$481	$490
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
(2)
Total cash charges exclude the benefit of any potential cash proceeds related to possible sales of any property, plant and equipment that may be disposed of as part of our ongoing restructuring activities. During the year ended December 31, 2023, we received $4 million in cash proceeds and recognized an immaterial gain on the sale of these assets. Cash proceeds received during the three months ended March 31, 2024 were immaterial. As of March 31, 2024 and December 31, 2023, we classified $4 million of properties as held for sale related to our Beverage Merchandising Restructuring and expect to recognize an immaterial gain on the sale of these properties.
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

The Beverage Merchandising Restructuring charges, Footprint Optimization charges and other restructuring and asset impairment charges (net of reversals) were classified on our condensed consolidated statements of income (loss) as follows by segment:

	Food and Beverage Merchandising	Foodservice	Other	Total
For the Three Months Ended March 31, 2024
Cost of sales(1)	$4	$—	$—	$4
Restructuring, asset impairment and other related charges(2)	10	5	2	17
Total	$14	$5	$2	$21

For the Three Months Ended March 31, 2023
Cost of sales	$112	$—	$—	$112
Selling, general and administrative expenses	1	—	—	1
Restructuring, asset impairment and other related charges	69	—	4	73
Total	$182	$—	$4	$186
(1)
Includes $2 million of non-cash charges related to the Footprint Optimization.
(2)
Includes $8 million of charges related to the Footprint Optimization, of which $5 million relates to our Foodservice segment and $3 million relates to our Food and Beverage Merchandising segment.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table summarizes the changes to our restructuring liability for the three months ended March 31, 2024:

	December 31, 2023	Charges to Earnings	Cash Paid	March 31, 2024
Beverage Merchandising Restructuring
Severance, termination and related costs	$9	$1	$(3)	$7
Exit, disposal and other transition costs	30	7	(14)	23
Footprint Optimization
Severance, termination and related costs	—	8	—	8
Total(1)	$39	$16	$(17)	$38
(1)
Comprises $34 million classified within accrued and other current liabilities and $4 million classified within other noncurrent liabilities as of March 31, 2024.

Note 3. Inventories

The components of inventories consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Raw materials	$217	$223
Work in progress	82	67
Finished goods	510	465
Spare parts	102	97
Inventories	$911	$852

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Land and land improvements	$72	$71
Buildings and building improvements	700	690
Machinery and equipment	3,681	3,669
Construction in progress	188	193
Property, plant and equipment, at cost	4,641	4,623
Less: accumulated depreciation	(3,153)	(3,112)
Property, plant and equipment, net	$1,488	$1,511

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of income (loss):

	For the Three Months Ended March 31,
	2024	2023
Cost of sales	$58	$152
Selling, general and administrative expenses	6	7
Total depreciation expense(1)	$64	$159
(1)
For the three months ended March 31, 2024 and 2023, total depreciation expense included $4 million and $90 million, respectively, of accelerated depreciation expense related to the restructuring programs, substantially all of which was included in cost of sales. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 5. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food and Beverage Merchandising	Total
As of December 31, 2023	$958	$857	$1,815
Movements	—	—	—
As of March 31, 2024	$958	$857	$1,815

Intangible assets, net consisted of the following:

	As of March 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,060	$(710)	$350	$1,062	$(698)	$364
Trademarks	42	(16)	26	42	(15)	27
Other	7	(7)	—	7	(7)	—
Total finite-lived intangible assets	$1,109	$(733)	$376	$1,111	$(720)	$391
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,722	$(733)	$989	$1,724	$(720)	$1,004

Amortization expense for intangible assets of $15 million for each of the three months ended March 31, 2024 and 2023 was recognized in selling, general and administrative expenses.

Note 6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Personnel costs	$75	$134
Rebates and credits	65	85
Restructuring costs(1)	34	36
Interest	41	17
Other(2)	129	127
Accrued and other current liabilities	$344	$399
(1)
Restructuring costs relate to the Beverage Merchandising Restructuring and the Footprint Optimization. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Other included items such as freight, utilities and property and other non-income related taxes.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 7. Debt

Debt consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Credit Agreement	$1,680	$1,680
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	217	217
8.375% Debentures due 2027	167	167
Other	39	41
Total principal amount of borrowings	3,603	3,605
Deferred debt issuance costs (“DIC”)	(11)	(11)
Original issue discounts, net of premiums (“OID”)	(7)	(8)
	3,585	3,586
Less: current portion	(17)	(15)
Long-term debt	$3,568	$3,571

We were in compliance with all debt covenants during the three months ended March 31, 2024 and the year ended December 31, 2023.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). As of March 31, 2024, the Credit Agreement comprised the following term and revolving tranches:

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

We borrowed $18 million of our $250 million Revolving Tranche facility and repaid the amount plus interest during the first quarter of 2024.

On May 1, 2024, we further amended the Credit Agreement to increase the capacity on our Revolving Tranche facility from $250 million to $1,100 million and extend the maturity date to May 1, 2029. We also amended the applicable interest rate and other pricing terms, including by replacing the facility fee with a lower fee on unutilized capacity. There were no other material changes to the terms of the Credit Agreement as a result of this amendment.

The weighted average contractual interest rate related to our U.S. term loans Tranche B-2 and B-3 for the three months ended March 31, 2024 was 8.70%. The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 and B-3 for the three months ended March 31, 2023 were 7.77% and 7.78%, respectively. Including the impact of interest rate swap agreements, which were entered into in the fourth quarter of 2022, the weighted average rates on our U.S. term loans were 7.91% and 7.59% for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates. Refer to Note 8, Financial Instruments, for additional details regarding the interest rate swap agreements.

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

As of March 31, 2024, our outstanding notes were as follows:

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

The respective indentures governing the 4.000% Senior Secured Notes due 2027 (the “4.000% Notes”) and the 4.375% Senior Secured Notes due 2028 (together with the 4.000% Notes, the “Notes”) contain customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the respective indentures governing the Notes.

Under the respective indentures governing the Notes, we can, at our option, elect to redeem the Notes under terms and conditions specified in the indentures. Under the respective indentures governing the Notes, in certain circumstances which would constitute a change in control, the holders of the Notes have the right to require us to repurchase the Notes at a premium.

Pactiv Debentures

As of March 31, 2024, our outstanding debentures (together, the “Pactiv Debentures”) were as follows:

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

Other borrowings

Other borrowings represented finance lease obligations of $39 million and $41 million as of March 31, 2024 and December 31, 2023, respectively.

Scheduled maturities

Below is a schedule of required future repayments on our debt outstanding as of March 31, 2024:

2024	$13
2025	233
2026	706
2027	1,183
2028	1,457
Thereafter	11
Total principal amount of borrowings	$3,603

Fair value of our long-term debt

The fair value of our long-term debt as of March 31, 2024 and December 31, 2023 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement	$1,673	$1,687	$1,672	$1,687
Notes:
4.000% Senior Secured Notes due 2027	995	935	995	942
4.375% Senior Secured Notes due 2028	496	467	496	471
Pactiv Debentures:
7.950% Debentures due 2025	216	223	216	221
8.375% Debentures due 2027	166	174	166	172
Other	39	39	41	41
Total	$3,585	$3,525	$3,586	$3,534

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Interest expense:
Credit Agreement	$37	$43
Notes	15	15
Pactiv Debentures	8	8
Interest income	(1)	(4)
Amortization of DIC and OID	1	1
Realized derivative gains	(3)	(1)
Other	2	1
Interest expense, net	$59	$63

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 8. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of March 31, 2024		As of December 31, 2023
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$—	$(5)	$—	$(6)
Foreign exchange derivatives	—	(1)	—	—
Interest rate derivatives	8	—	6	(6)
Total fair value	$8	$(6)	$6	$(12)
Classification:
Other current assets	$8	$—	$6	$—
Other noncurrent assets	—	—	—	—
Accrued and other current liabilities	—	(5)	—	(5)
Other noncurrent liabilities	—	(1)	—	(7)
Total fair value	$8	$(6)	$6	$(12)

Our derivatives are comprised of commodity and interest rate swaps and foreign currency exchange forward contracts. All derivatives represent Level 2 financial assets and liabilities. Our derivatives are valued using an income approach based on the observable market index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices, interest rates and foreign currency exchange rates. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the first quarter of 2024, we entered into foreign currency exchange forward contracts to reduce our risk from exchange rate fluctuations associated with purchases denominated in a foreign currency. We are exposed to market risk for changes in foreign currency exchange rates due to the global nature of our operations and certain commodity risks. In order to manage these risks, we hedged portions of our forecasted purchases expected to occur within the next twelve months that are denominated in non-functional currencies, with foreign currency forward contracts designated as cash flow hedges. As of March 31, 2024, we had contracts with U.S. dollar equivalent notional amounts of $34 million to exchange the Mexican peso. We believe it is probable that all forecasted cash flow transactions will occur.

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

During the three months ended March 31, 2024, we recognized an unrealized loss of $1 million within other comprehensive income (loss) for our foreign currency exchange forward contracts. As of March 31, 2024, we expected to reclassify $1 million of losses, net of tax, from accumulated other comprehensive income (loss) (“AOCL”) to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

During the three months ended March 31, 2024 and 2023, we recognized realized gains of $3 million and $1 million, respectively, within interest expense, net and an unrealized gain of $11 million and an unrealized loss of $7 million, respectively, within other comprehensive income (loss) for our interest rate derivatives. As of March 31, 2024, we expected to reclassify $6 million of gains, net of tax, from AOCL to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

During the three months ended March 31, 2024 and 2023, we recognized an unrealized gain of $1 million and an unrealized loss of $2 million, respectively, in cost of sales, for our commodity swap contracts.

The following table provides the detail of outstanding commodity derivative contracts as of March 31, 2024:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Natural gas swaps	Million BTU	2,380,000	$4.63 - $5.37	May 2024 - Dec 2025

Note 9. Employee Benefits

Net periodic benefit expense for our defined benefit pension plans and other post-employment benefit plans, which was recognized in non-operating expense, net in our condensed consolidated statements of income (loss), consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Interest cost	$(12)	$(13)
Expected return on plan assets	11	11
Amortization of actuarial gains	1	1
Total net periodic benefit cost	$—	$(1)

Contributions to the Pension Plan for Pactiv Evergreen (“PPPE”) during the year ending December 31, 2024 are expected to be less than $1 million.

Note 10. Other Income, Net

Other income, net consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Gain on sale of businesses and noncurrent assets	$1	$—
Other	2	—
Other income, net	$3	$—

Note 11. Commitments and Contingencies

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 12. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of AOCL:

	For the Three Months Ended March 31,
	2024	2023
Currency translation adjustments:
Balance as of beginning of period	$(163)	$(189)
Currency translation adjustments	1	14
Other comprehensive income	1	14
Balance as of end of period	$(162)	$(175)
Defined benefit plans:
Balance as of beginning of period	$127	$88
Gain reclassified from AOCL:
Amortization of experience gains	(1)	(1)
Other comprehensive loss	(1)	(1)
Balance as of end of period	$126	$87
Foreign exchange derivatives:
Balance as of beginning of period	$—	$—
Net derivative loss	(1)	—
Other comprehensive loss	(1)	—
Balance as of end of period	$(1)	$—
Interest rate derivatives:
Balance as of beginning of period	$(1)	$(1)
Net derivative gain (loss)	11	(7)
Deferred tax expense on net derivative gain (loss)	(3)	2
Gain reclassified from AOCL	(3)	(1)
Deferred tax expense on reclassification(1)	1	—
Other comprehensive income (loss)	6	(6)
Balance as of end of period	$5	$(7)
AOCL
Balance as of beginning of period	$(37)	$(102)
Other comprehensive income	5	7
Balance as of end of period	$(32)	$(95)

(1)
Taxes reclassified to income are recorded in income tax (expense) benefit.

Note 13. Income Taxes

The effective tax rates for the three months ended March 31, 2024 and 2023 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended March 31, 2024, we recognized a tax expense of $5 million on income before tax of $15 million. During the three months ended March 31, 2023, we recognized a tax benefit of $19 million on loss before tax of $152 million. The effective tax rate for the aforementioned periods was driven primarily by the inability to recognize a tax benefit on all interest expense.

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. As of March 31, 2024, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $9 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 14. Related Party Transactions

As of March 31, 2024, approximately 77% of our shares were owned by PFL.

Transactions with our related parties are detailed below. All of our related parties are commonly controlled by Mr. Graeme Hart, our controlling shareholder, except for our joint ventures.

	Income (expense) for the Three Months Ended March 31,		Balance Outstanding as of
	2024	2023	March 31, 2024	December 31, 2023
Joint ventures
Included in other current assets			$1	$1
Sale of goods and services(1)	$—	$2
Other common controlled entities
Related party receivables			35	35
Sale of goods and services(2)	80	106
Rental income and transition services agreements(2)	1	1
Charges(3)	1	—
Related party payables			(8)	(7)
Purchase of goods(2)(4)	(22)	(27)
Charges(3)	(3)	(3)
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

Note 15. Equity Based Compensation

We established the Pactiv Evergreen Inc. Equity Incentive Plan for purposes of granting stock or other equity based compensation awards to our employees (including our senior management), directors, consultants and advisors.

Equity based compensation costs were $7 million and $5 million for the three months ended March 31, 2024 and 2023, respectively, substantially all of which was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the three months ended March 31, 2024, we granted restricted stock units (“RSUs”) to certain members of management and a member of our Board of Directors. These RSUs require future service to be provided and generally vest in annual installments over a period of three years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date,

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2024:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	2,707	$10.06
Granted(1)	1,568	13.02
Forfeited	(15)	9.50
Vested	(957)	13.08
Non-vested, at March 31	3,303	$10.59

(1)
Included 21 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of March 31, 2024 was $24 million, which is expected to be recognized over a weighted average period of 2.1 years. The total vest date fair value of shares that vested during the three months ended March 31, 2024 was $12 million.

Performance Share Units

During the three months ended March 31, 2024, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by our Compensation Committee of our Board of Directors, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2024:

(In thousands, except per share amounts)	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	2,846	$9.52
Granted(1)	820	13.04
Forfeited	(281)	9.79
Non-vested, at March 31	3,385	$10.35

(1)
Included 22 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of March 31, 2024 was $27 million, which is expected to be recognized over a weighted average period of 2.0 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 16. Earnings Per Share

Earnings (loss) per share, including a reconciliation of the number of shares used for our earnings (loss) per share calculation, was as follows:

	For the Three Months Ended March 31,
	2024	2023
Numerator
Net earnings (loss) attributable to common shareholders	$9	$(134)
Less: dividend-equivalents declared for equity based awards	(2)	(1)
Total net earnings (loss) available to common shareholders	$7	$(135)
Denominator
Weighted average number of shares outstanding - basic	179.4	178.4
Effect of dilutive securities	1.4	—
Weighted average number of shares outstanding - diluted	180.8	178.4
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
Basic	$0.04	$(0.76)
Diluted	$0.04	$(0.76)

There were no anti-dilutive potential common shares excluded from the calculation above during the three months ended March 31, 2024. The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.8 million shares for the three months ended March 31, 2023.

On April 30, 2024, our Board of Directors declared a dividend of $0.10 per share to be paid on June 14, 2024 to shareholders of record as of May 31, 2024.

Note 17. Segment Information

In the second quarter of 2023, in conjunction with the Beverage Merchandising Restructuring, we implemented a new operating and reporting structure resulting in the combination of our legacy Food Merchandising and Beverage Merchandising segments, creating our Food and Beverage Merchandising segment. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details. We also reorganized the management of certain product lines from our Foodservice segment to our Food and Beverage Merchandising segment.

As of the end of the second quarter of 2023, we analyzed the results of our business through our Foodservice and Food and Beverage Merchandising segments. All prior periods have been recast to reflect the current reportable segment structure and the change in the management of certain product lines. These reportable segments reflect our operating structure and the manner in which our CODM, who is our President and Chief Executive Officer, assesses information for decision-making purposes. The key factors used to identify these reportable segments are the organization of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions. Our reportable segments are described as follows:

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Other/Unallocated - We previously had other operating segments that did not meet the threshold for presentation as a reportable segment. These operating segments comprised the remaining components of our former closures businesses, which generated revenue from the sale of caps and closures, and are presented as “Other”. As of March 31, 2023, we had disposed of all of the remaining components of our former closures businesses. Unallocated includes corporate costs, primarily relating to general and administrative functions such as finance, tax and legal and the effects of the PPPE.

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

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
For the Three Months Ended March 31, 2024
Net revenues	$597	$655	$1,252
Intersegment revenues	—	5	5
Total reportable segment net revenues	$597	$660	$1,257
Adjusted EBITDA	$90	$100	$190

For the Three Months Ended March 31, 2023
Net revenues	$614	$815	$1,429
Intersegment revenues	—	35	35
Total reportable segment net revenues	$614	$850	$1,464
Adjusted EBITDA	$106	$101	$207

Reportable segment assets consisted of the following:

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
As of March 31, 2024	$1,357	$1,488	$2,845
As of December 31, 2023	1,251	1,511	2,762

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes:

	For the Three Months Ended March 31,
	2024	2023
Reportable segment Adjusted EBITDA	$190	$207
Unallocated	(22)	(18)
	168	189
Adjustments to reconcile to GAAP income (loss) before income taxes
Interest expense, net	(59)	(63)
Depreciation and amortization (excluding Beverage Merchandising Restructuring and Footprint Optimization related charges)	(75)	(84)
Beverage Merchandising Restructuring charges	(11)	(187)
Footprint Optimization charges	(10)	—
Other restructuring and asset impairment charges (reversals)	—	1
Gain on sale of businesses and noncurrent assets	1	—
Non-cash pension expense	—	(1)
Unrealized gains (losses) on commodity derivatives	1	(2)
Foreign exchange losses on cash	—	(4)
Other	—	(1)
Income (loss) before tax	$15	$(152)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of March 31, 2024	As of December 31, 2023
Reportable segment assets(1)	$2,845	$2,762
Unallocated(2)	3,541	3,633
Total assets	$6,386	$6,395
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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended March 31,
	2024	2023
Foodservice
Drinkware	$260	$264
Containers	225	229
Tableware	68	75
Serviceware and other	44	46
Food and Beverage Merchandising
Cartons for fresh beverage products	184	195
Bakery/snack/produce/fruit containers	108	128
Meat trays	104	106
Tableware	92	103
Liquid packaging board	55	128
Egg cartons	38	38
Prepared food trays	27	36
Paper products	—	47
Other	52	69
Total reportable segment net revenues	1,257	1,464
Other / Unallocated
Other	—	2
Intersegment eliminations	(5)	(35)
Total net revenues	$1,252	$1,431

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

Business Environment

In the first quarter of 2024, we continued to experience moderation in consumer demand for certain of our products, primarily driven by sustained high levels of inflation and general macroeconomic uncertainty. While we have not observed a material economic contraction to-date, we anticipate these pressures may persist, impacting consumer demand and thus our customers’ purchasing decisions and order patterns throughout the remainder of 2024.

In recent years, we experienced meaningful input cost inflation and challenging labor market conditions. While inflationary pressures moderated during 2023, the recent rise in commodity prices may lead to upward pressure on our input costs in 2024. We believe our pricing strategy provides us with flexibility to manage our market position through cost recovery mechanisms and strategic competitive pricing. In this dynamic environment, we remain focused on servicing our customers, improving manufacturing productivity and optimizing costs across our business.

During the first quarter of 2024, we announced the Footprint Optimization, a strategic initiative to optimize our manufacturing and warehousing footprint. We expect these actions will improve our operating efficiency and result in meaningful cost savings in 2025 and beyond.

The increase in interest rates from historically low levels in recent years, higher levels of inflation and geopolitical factors continue to create uncertainty with respect to the economic outlook. If economic conditions were to deteriorate, a further decline in consumer spending may result, which could lead to a meaningful decline in demand for our products in the remainder of 2024 and beyond.

Recent Developments and Items Impacting Comparability

Footprint Optimization

On February 29, 2024, we announced the Footprint Optimization, a restructuring plan approved by our Board of Directors to optimize our manufacturing and warehousing footprint that we expect will improve our operating efficiency.

Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

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

Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Non-GAAP Measures – Adjusted EBITDA

In addition to financial measures determined in accordance with GAAP, we make use of the non-GAAP financial measure Adjusted EBITDA to evaluate and manage our business and to plan and make near-term and long-term operating and strategic decisions.

Adjusted EBITDA is defined as net income (loss) calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash and gains or losses on certain legal settlements.

We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, make strategic decisions and incentivize and reward our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and Board of Directors. We also believe that using Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis because it excludes variations primarily caused by changes in the items noted above. In addition, our CODM, who is our President and Chief Executive Officer, uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Instead, you should consider it alongside other financial performance measures, including our net income (loss) and other GAAP results. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses such as those that are the subject of adjustments made in deriving Adjusted EBITDA, and you should not infer from our presentation of Adjusted EBITDA that our future results will not be affected by these expenses or any unusual or non-recurring items. The following is a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Net income (loss) (GAAP)	$10	$(133)
Income tax (expense) benefit	5	(19)
Interest expense, net	59	63
Depreciation and amortization (excluding Beverage Merchandising Restructuring and Footprint Optimization related charges)	75	84
Beverage Merchandising Restructuring charges(1)	11	187
Footprint Optimization charges(2)	10	—
Other restructuring and asset impairment charges (reversals)(3)	—	(1)
Gain on sale of business and noncurrent assets	(1)	—
Non-cash pension expense(4)	—	1
Unrealized (gains) losses on commodity derivatives	(1)	2
Foreign exchange losses on cash	—	4
Other	—	1
Adjusted EBITDA (Non-GAAP)	$168	$189
(1)
Reflects charges related to the Beverage Merchandising Restructuring, including $3 million and $90 million of accelerated depreciation expense during the three months ended March 31, 2024 and 2023, respectively. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects charges related to the Footprint Optimization, including $1 million of accelerated depreciation expense during the three months ended March 31, 2024. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(3)
Reflects other restructuring and asset impairment charges (reversals) not related to the Beverage Merchandising Restructuring or the Footprint Optimization. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(4)
Reflects the non-cash pension expense related to our employee benefit plans. Refer to Note 9, Employee Benefits, for additional details.

Results of Operations

Three Months Ended March 31, 2024 and 2023

Consolidated Results

	For the Three Months Ended March 31,
(In millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% of Change
Net revenues	$1,172	94%	$1,323	92%	$(151)	(11)%
Related party net revenues	80	6%	108	8%	(28)	(26)%
Total net revenues	1,252	100%	1,431	100%	(179)	(13)%
Cost of sales	(1,031)	(82)%	(1,316)	(92)%	285	(22)%
Gross profit	221	18%	115	8%	106	92%
Selling, general and administrative expenses	(133)	(11)%	(130)	(9)%	(3)	2%
Restructuring, asset impairment and other related charges	(17)	(1)%	(73)	(5)%	56	(77)%
Other income, net	3	—%	—	—%	3	—%
Operating income (loss)	74	6%	(88)	(6)%	162	NM
Non-operating expense, net	—	—%	(1)	—%	1	NM
Interest expense, net	(59)	(5)%	(63)	(4)%	4	(6)%
Income (loss) before tax	15	1%	(152)	(11)%	167	(110)%
Income tax (expense) benefit	(5)	—%	19	1%	(24)	(126)%
Net income (loss)	10	1%	(133)	(9)%	143	(108)%
Adjusted EBITDA(1)	$168	13%	$189	13%	$(21)	(11)%

NM indicates that the calculation is “not meaningful”.

(1)
Adjusted EBITDA is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA, including a reconciliation between net income (loss) and Adjusted EBITDA.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	FX	Mill Closure	Total
Total net revenues	(4)%	(3)%	—%	(6)%	(13)%
By reportable segment:
Foodservice	(2)%	(1)%	—%	—%	(3)%
Food and Beverage Merchandising	(5)%	(4)%	1%	(14)%	(22)%

Total Net Revenues. Total net revenues for the three months ended March 31, 2024 decreased by $179 million, or 13%, to $1,252 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill during the second quarter of 2023, lower pricing due to the pass through of lower material costs and lower sales volume. Lower sales volume was mainly due to a focus on value over volume in the Food and Beverage Merchandising segment and the market softening amid inflationary pressures.

Cost of Sales. Cost of sales for the three months ended March 31, 2024 decreased by $285 million, or 22%, to $1,031 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill and lower sales volume, partially offset by lower material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 increased by $3 million, or 2%, to $133 million compared to the prior year period. The increase was primarily due to higher employee-related costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended March 31, 2024 decreased by $56 million, or 77%, to $17 million compared to the prior year period. The current period expense related to activities associated with the Beverage Merchandising Restructuring and Footprint Optimization. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. During the three months ended March 31, 2024, we recognized $3 million of income, primarily driven by gains on the sale of assets.

Non-operating Expense, Net. Non-operating expense, net, for the three months ended March 31, 2023 was $1 million of expense, primarily driven by the interest cost on our defined benefit plans. Refer to Note 9, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the three months ended March 31, 2024 decreased by $4 million, or 6%, to $59 million, compared to the prior year period. The decrease was primarily due to a reduction in total debt outstanding, partially offset by an increase in the interest rate on our floating rate term loans. Refer to Note 7, Debt, for additional details.

Income Tax (Expense) Benefit. During the three months ended March 31, 2024, we recognized tax expense of $5 million on income before tax of $15 million, compared to a tax benefit of $19 million on a loss before tax of $152 million for the prior year period. The effective tax rate for both periods was driven primarily by the inability to recognize a tax benefit on all interest expense.

Net Income (Loss). Net income (loss) for the three months ended March 31, 2024 was income of $10 million compared to a loss of $133 million in the prior year period. The change in income was impacted by a $106 million increase in gross profit, primarily due to accelerated depreciation expense from the Beverage Merchandising Restructuring incurred in the prior year period, partially offset by lower sales volume in the current period for the reasons discussed above. The improved result also benefited from a $56 million decrease in restructuring charges compared to the prior period primarily related to the Beverage Merchandising Restructuring, partially offset by the discrete tax benefit incurred in the prior period related to the aforementioned restructuring.

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2024 decreased by $21 million, or 11%, to $168 million compared to the prior year period. The decrease reflects lower sales volume, lower pricing, net of material costs passed through, and higher employee-related costs, partially offset by lower manufacturing and transportation costs.

Segment Information

Foodservice

	For the Three Months Ended March 31,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$597	$614	$(17)	(3)%
Segment Adjusted EBITDA	$90	$106	$(16)	(15)%
Segment Adjusted EBITDA margin(1)	15%	17%
(1)
For each segment, segment Adjusted EBITDA margin is calculated as segment Adjusted EBITDA divided by total segment net revenues.

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended March 31, 2024 decreased by $17 million, or 3%, to $597 million compared to the prior year period. The decrease was mainly due to lower pricing, largely due to the pass through of lower material costs, and unfavorable product mix.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended March 31, 2024 decreased by $16 million, or 15%, to $90 million compared to the prior year period. The decrease reflects unfavorable product mix, higher manufacturing costs and lower pricing, net of material costs passed through.

Food and Beverage Merchandising

	For the Three Months Ended March 31,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$660	$850	$(190)	(22)%
Segment Adjusted EBITDA	$100	$101	$(1)	(1)%
Segment Adjusted EBITDA margin	15%	12%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the three months ended March 31, 2024 decreased by $190 million, or 22%, to $660 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill, lower pricing, largely due to the pass through of lower material costs, and lower sales volume. Sales volume was lower mainly due to a focus on value over volume and the market softening amid inflationary pressures.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the three months ended March 31, 2024 decreased by $1 million, or 1%, to $100 million compared to the prior year period. The decrease reflects lower sales volume, unfavorable product mix and lower pricing, net of material costs passed through, partially offset by lower manufacturing costs.

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

Cash flows

Our cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
(In millions)	2024	2023
Net cash (used in) provided by operating activities	$(33)	$88
Net cash used in investing activities	(58)	(60)
Net cash used in financing activities	(26)	(135)
Effect of exchange rate on cash, cash equivalents and restricted cash	1	1
Net decrease in cash, cash equivalents and restricted cash	$(116)	$(106)

Net cash outflows increased by $10 million, or 9%, compared to the prior year period primarily due to a $121 million decrease in cash provided by operating activities. Net cash associated with operating activities decreased primarily due to unfavorable changes in inventory in the current period. This was partially offset by a decrease in cash used in financing activities driven by $110 million of early debt repayments in the prior year period.

During the three months ended March 31, 2024, our primary uses of cash were $41 million of capital expenditures, $33 million of operating cash outflows and $18 million of dividends paid. The net cash used in operating activities reflects $35 million of cash interest payments and $6 million of cash taxes, partially offset by income from operations.

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

Dividends

During each of the three months ended March 31, 2024 and 2023, we paid cash dividends of $18 million. On April 30, 2024, our Board of Directors declared a dividend of $0.10 per share to be paid on June 14, 2024 to shareholders of record as of May 31, 2024.

Our Credit Agreement and Notes limit our ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of March 31, 2024, we had $3,603 million of total principal amount of borrowings. Refer to Note 7, Debt, for additional details. Of our total debt, $1,680 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement. As of March 31, 2024, $680 million of the total $1,680 million of variable interest rate indebtedness was not hedged by an interest rate swap, and any additional interest rate swaps into which we enter may not fully mitigate our remaining interest rate risk.

We borrowed $18 million of our $250 million Revolving Tranche facility and repaid the amount plus interest during the first quarter of 2024.

On May 1, 2024, we further amended the Credit Agreement to increase the capacity on our Revolving Tranche facility from $250 million to $1,100 million and extend the maturity date to May 1, 2029. We also amended the applicable interest rate and other pricing terms, including by replacing the facility fee with a lower fee on unutilized capacity. There were no other material changes to the terms of the Credit Agreement as a result of this amendment.

As of March 31, 2024, the SOFR-based reference rate was 5.44%.

Based on the one-month SOFR as of March 31, 2024, and including the impact of our interest rate swap agreements, our 2024 annual cash interest obligations on our borrowings are expected to be approximately $235 million.

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

Liquidity and working capital

Our liquidity position is summarized in the table below:

(In millions, except for current ratio)	As of March 31, 2024	As of December 31, 2023
Cash and cash equivalents(1)	$71	$164
Availability under revolving credit facility	201	201
	$272	$365
Working capital(2)	811	793
Current ratio	2.0	2.0
(1)
Excluded $21 million of restricted cash classified as other noncurrent assets as of December 31, 2023.
(2)
Included $4 million and $4 million of assets classified as held for sale as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, we had $71 million of cash and cash equivalents on-hand. We also had $201 million available under our revolving credit facility, net of $49 million utilized in the form of letters of credit under the facility. Our next debt maturity is $217 million of Pactiv Debentures due in December 2025, excluding amortization payments related to our U.S. term loans Tranche B-3 under our Credit Agreement.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. Our primary drivers of decreased liquidity for the three months ended March 31, 2024 were $41 million of capital expenditures and $18 million of dividends paid, in addition to increased inventory levels and accounts receivable. We currently anticipate cash payments of approximately $300 million for capital expenditures.

During the three months ended March 31, 2024, our working capital increased $18 million, or 2%, primarily due to increases in inventory levels and accounts receivable, which were partially offset by cash payments for capital expenditures and dividends. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may continue to utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

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

Critical Accounting Policies, Estimates and Assumptions

The most critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations and require us to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

New accounting standards that we have recently adopted, as well as accounting standards that have been recently issued but not yet adopted by us, is included in Note 1, Nature of Operations and Basis of Presentation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Except as noted below, there have been no material changes to our market risk during the three months ended March 31, 2024. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Foreign Currency Exchange Rate Risk

As a result of our operations in Mexico, we are exposed to foreign currency exchange risk arising from certain transactions and related assets and liabilities denominated in U.S. dollars instead of the Mexican peso.

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. As of March 31, 2024, we had contracts with U.S. dollar equivalent notional amounts of $34 million to exchange the Mexican peso in order to hedge certain U.S. dollar purchases of inventory.

A 10% increase or decrease in the spot rate used to value the forward exchange contracts, applied as of March 31, 2024, would have resulted in a change of $4 million in the unrealized loss recognized in the condensed consolidated statement of comprehensive income (loss).

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 11, Commitments and Contingencies, to the interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “non-Rule 10b5-1 trading arrangement.”

Credit Agreement Amendment

The following disclosure is intended to satisfy the Company’s obligation to provide disclosure pursuant to Item 1.01 and Item 2.03 of Form 8-K:

On May 1, 2024, Pactiv Evergreen Inc., certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders, Wells Fargo Bank, National Association, as administrative agent for the revolving credit lenders, and the lenders party thereto, entered into the Specified Refinancing Amendment, Incremental Amendment and Administrative Agency Transfer Agreement (Amendment No. 17), dated as of May 1, 2024 (“Amendment No. 17”), to the Fourth Amended and Restated Credit Agreement, dated as of August 5, 2016 (as amended and supplemented from time to time, the “Credit Agreement”).

Amendment No. 17 increases the capacity on the revolving credit facility under the Credit Agreement from $250 million to $1,100 million and extends its maturity date from August 5, 2025 to May 1, 2029. It also amends the applicable interest rate and other pricing terms, including by replacing the facility fee with a lower fee on unutilized capacity. There were no other material changes to the terms of the Credit Agreement as a result of this amendment.

The foregoing summary of Amendment No. 17 is qualified in its entirety by reference to the complete terms and provisions of Amendment No. 17, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
Exhibit	Exhibit Title	Filed Herewith	Furnished Herewith	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.			8-K	3.1	Sept. 21, 2020
3.2	Amended and Restated Bylaws of the Registrant.			8-K	3.2	Sept. 21, 2020
10.1

Specified Refinancing Amendment, Incremental Amendment and Administrative Agency Transfer Agrement (Amendment No. 17), dated as of May 1, 2024, by and among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors from time to time party thereto, the lenders from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders, and Wells Fargo Bank, National Association, as administrative agent for the revolving credit lenders.

X
10.2

Fourth Amended and Restated Credit Agreement, dated as of August 5, 2016, as conformed to reflect amendments through Amendment No. 17, dated May 1, 2024, by and among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors from time to time party thereto, the lenders from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders, and Wells Fargo Bank, National Association, as administrative agent for the revolving credit lenders.

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
Jonathan H. Baksht
Chief Financial Officer (principal financial officer and principal accounting officer)
May 2, 2024