Form 10-Q
period 2024-06-30
Pactiv Evergreen Inc.
filed 2024-08-01
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 179,254,637 shares of common stock, $0.001 par value per share, outstanding as of July 26, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Income (Loss)

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues	$1,255	$1,331	$2,427	$2,654
Related party net revenues	83	95	163	203
Total net revenues	1,338	1,426	2,590	2,857
Cost of sales	(1,115)	(1,342)	(2,146)	(2,658)
Gross profit	223	84	444	199
Selling, general and administrative expenses	(122)	(136)	(255)	(266)
Restructuring, asset impairment and other related charges	(6)	(32)	(23)	(105)
Other income, net	2	4	5	4
Operating income (loss)	97	(80)	171	(168)
Non-operating expense, net	—	(3)	—	(4)
Interest expense, net	(66)	(64)	(125)	(127)
Income (loss) before tax	31	(147)	46	(299)
Income tax (expense) benefit	(11)	8	(16)	27
Net income (loss)	20	(139)	30	(272)
Income attributable to non-controlling interests	(1)	—	(2)	(1)
Net income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$19	$(139)	$28	$(273)
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
Basic	$0.11	$(0.78)	$0.14	$(1.54)
Diluted	$0.10	$(0.78)	$0.14	$(1.54)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$20	$(139)	$30	$(272)
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustments	(19)	10	(18)	24
Defined benefit plans	(1)	—	(2)	(1)
Foreign exchange derivatives	2	—	1	—
Interest rate derivatives	—	14	6	8
Other comprehensive (loss) income	(18)	24	(13)	31
Comprehensive income (loss)	2	(115)	17	(241)
Comprehensive income attributable to non-controlling interests	(1)	—	(2)	(1)
Comprehensive income (loss) attributable to Pactiv Evergreen Inc. common shareholders	$1	$(115)	$15	$(242)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of	As of
	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$95	$164
Accounts receivable, net of allowances of $2 and $3	486	426
Related party receivables	37	35
Inventories	881	852
Other current assets	116	112
Total current assets	1,615	1,589
Property, plant and equipment, net	1,473	1,511
Operating lease right-of-use assets, net	272	263
Goodwill	1,815	1,815
Intangible assets, net	974	1,004
Other noncurrent assets	213	213
Total assets	$6,362	$6,395
Liabilities
Accounts payable	$367	$300
Related party payables	7	7
Current portion of long-term debt	20	15
Current portion of operating lease liabilities	66	64
Income taxes payable	12	11
Accrued and other current liabilities	321	399
Total current liabilities	793	796
Long-term debt	3,572	3,571
Long-term operating lease liabilities	223	217
Deferred income taxes	226	244
Long-term employee benefit obligations	57	57
Other noncurrent liabilities	155	161
Total liabilities	$5,026	$5,046
Commitments and contingencies (Note 11)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 179,254,637 and 178,557,086 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	685	676
Accumulated other comprehensive loss	(50)	(37)
Retained earnings	697	706
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,332	1,345
Non-controlling interests	4	4
Total equity	1,336	1,349
Total liabilities and equity	$6,362	$6,395

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
For the Three Months Ended June 30, 2023
Balance as of March 31, 2023	178.3	$—	$650	$(95)	$851	$4	1,410
Net loss	—	—	—	—	(139)	—	(139)
Other comprehensive income, net of income taxes	—	—	—	24	—	—	24
Equity based compensation	—	—	10	—	—	—	10
Vesting of restricted stock units, net of tax withholdings	0.1	—	—	—	—	—	—
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(19)	—	(19)
Dividends declared - non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2023	178.4	$—	$660	$(71)	$693	$3	$1,285

For the Three Months Ended June 30, 2024
Balance as of March 31, 2024	179.1	$—	$679	$(32)	$697	$4	$1,348
Net income	—	—	—	—	19	1	20
Other comprehensive loss, net of income taxes	—	—	—	(18)	—	—	(18)
Equity based compensation	—	—	6	—	—	—	6
Vesting of restricted stock units, net of tax withholdings	0.2	—	—	—	—	—	—
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(19)	—	(19)
Dividends declared - non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2024	179.3	$—	$685	$(50)	$697	$4	$1,336

For the Six Months Ended June 30, 2023
Balance as of December 31, 2022	177.9	$—	$647	$(102)	$1,003	$5	1,553
Net (loss) income	—	—	—	—	(273)	1	(272)
Other comprehensive income, net of income taxes	—	—	—	31	—	—	31
Equity based compensation	—	—	15	—	—	—	15
Vesting of restricted stock units, net of tax withholdings	0.5	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.20 per share)	—	—	—	—	(37)	—	(37)
Dividends declared - non-controlling interests	—	—	—	—	—	(2)	(2)
Disposal of subsidiary	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2023	178.4	$—	$660	$(71)	$693	$3	$1,285

For the Six Months Ended June 30, 2024
Balance as of December 31, 2023	178.6	$—	$676	$(37)	$706	$4	$1,349
Net income	—	—	—	—	28	2	30
Other comprehensive loss, net of income taxes	—	—	—	(13)	—	—	(13)
Equity based compensation	—	—	13	—	—	—	13
Vesting of restricted stock units, net of tax withholdings	0.7	—	(4)	—	—	—	(4)
Dividends declared - common shareholders ($0.20 per share)	—	—	—	—	(37)	—	(37)
Dividends declared - non-controlling interests	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2024	179.3	$—	$685	$(50)	$697	$4	$1,336

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income (loss)	$30	$(272)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	159	433
Deferred income taxes	(16)	(67)
Asset impairment and restructuring related non-cash charges (net of reversals)	2	41
Non-cash portion of operating lease expense	42	40
Equity based compensation	13	15
Other non-cash items, net	—	7
Change in assets and liabilities:
Accounts receivable, net	(68)	(7)
Inventories	(30)	108
Accounts payable	74	(27)
Operating lease payments	(42)	(41)
Accrued and other current liabilities	(90)	(18)
Other assets and liabilities	(13)	3
Net cash provided by operating activities	61	215
Investing Activities:
Acquisition of property, plant and equipment	(98)	(116)
Purchase of investments	(23)	—
Receipt of refundable exclusivity payment	10	—
Other investing activities	11	2
Net cash used in investing activities	(100)	(114)
Financing Activities:
Term loan debt proceeds	372	—
Term loan debt repayments	(725)	(294)
Revolver proceeds	391	—
Revolver repayments	(36)	—
Deferred financing transaction costs	(7)	—
Dividends paid to common shareholders	(36)	(36)
Other financing activities	(11)	(7)
Net cash used in financing activities	(52)	(337)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	5
Decrease in cash, cash equivalents and restricted cash	(92)	(231)
Cash, cash equivalents and restricted cash, including amounts classified as held for sale, as of beginning of the period	187	557
Cash, cash equivalents and restricted cash as of end of the period	$95	$326
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	95	302
Restricted cash classified as other noncurrent assets	—	24
Cash, cash equivalents and restricted cash as of end of the period	$95	$326
Cash paid:
Interest paid, net	116	135
Income taxes paid, net	37	31

Significant non-cash investing and financing activities

During the six months ended June 30, 2024 and 2023, we recognized operating lease right-of-use assets and lease liabilities of $43 million and $39 million, respectively.

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

During 2023, we revised the presentation of restricted cash balances on our condensed consolidated statements of cash flows to include restricted cash in the beginning and ending balances for all periods presented. As of June 30, 2023 and December 31, 2022, our consolidated balance sheets included $24 million of restricted cash classified as noncurrent assets. There was no impact to our operating, investing or financing cash flow activities. The impact to all previously reported interim and annual periods was not material. As of June 30, 2024, there were no restricted cash balances on our condensed consolidated balance sheet.

Recent Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and, except for the items below, concluded that they were either not applicable or not expected to have a significant impact on our condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”), a description of other segment items by reportable segment and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a retrospective basis to all prior periods presented in the financial statements. We are currently assessing the impact of adopting the updated provisions.

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

Note 2. Restructuring, Asset Impairment and Other Related Charges

Footprint Optimization

On February 29, 2024, we announced the Footprint Optimization, a restructuring plan approved by our Board of Directors to optimize our manufacturing and warehousing footprint that we expect will improve our operating efficiency. We expect to incur capital expenditures of $40 million to $45 million, total cash restructuring charges of $50 million to $65 million and total non-cash charges of $20 million to $40 million, each primarily during 2024 and 2025, to execute our plan. For the six months ended June 30, 2024, we incurred cash charges of $8 million primarily related to severance and other exit costs. For the three months ended June 30, 2024, cash charges were insignificant. For the three and six months ended June 30, 2024, we incurred non-cash charges of $3 million and $5 million, respectively, primarily related to accelerated property, plant and equipment depreciation. The estimated ranges of restructuring charges are provisional and include significant management judgments and assumptions that could change materially as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional restructuring charges or impairments.

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

Additionally, the plan included the exploration of strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina extrusion facility (the “Facilities”). Following authorization by our Board of Directors on July 12, 2024, we entered into a definitive agreement to sell the Facilities and associated assets to Suzano S.A. (“Suzano”) (the “Mill Transaction”). Under the terms of the agreement, the purchase price is $110 million, subject to certain customary adjustments at closing such as working capital. During the three months ended June 30, 2024, we received a $10 million refundable exclusivity payment from Suzano related to the then-current negotiations of a potential sale agreement for the Facilities that would be applied against the final purchase price if a transaction were consummated, which is recorded in other accrued liabilities in the condensed consolidated balance sheet as of June 30, 2024. We also agreed to enter into a long-term liquid packaging board supply arrangement with Suzano upon closing of the Mill Transaction.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We are currently evaluating the financial statement impacts of the Mill Transaction. Based on estimated net proceeds, we currently expect to record a non-cash impairment charge of approximately $320 million to $340 million in the third quarter of 2024 upon classification of the related assets and liabilities as held for sale, following approval by our Board of Directors of the transaction. The sale price is subject to certain adjustments, and therefore the estimated impairment is subject to change. The Mill Transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions, including foreign antitrust approval. We do not expect the Facilities and associated assets to qualify as discontinued operations.

As a result of the Beverage Merchandising Restructuring, we incurred charges during the three and six months ended June 30, 2024, and we estimate we will incur further charges in future periods, as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	Cumulative Charges Incurred to Date	Total Expected Charges(1)(2)
Non-cash:
Accelerated property, plant and equipment depreciation	$3	$6	$280	$280
Mill Transaction impairment charges	—	—	—	320 - 340
Other non-cash charges(3)	(1)	(1)	49	50
Total non-cash charges	$2	$5	$329	$ 650 - 670
Cash:
Severance, termination and related costs	—	1	44	45
Exit, disposal and other transition costs(4)	5	12	115	115
Total cash charges	$5	$13	$159	$160
Total Beverage Merchandising Restructuring charges	$7	$18	$488	$ 810 - 830
(1)
We expect to incur any remaining charges primarily in 2024. These charges include certain estimates that are provisional and include significant management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring charges or impairments not reflected above.
(2)
Total cash charges exclude the benefit of any potential cash proceeds related to possible sales of any property, plant and equipment that may be disposed of as part of our ongoing restructuring activities. During the year ended December 31, 2023, we received $4 million in cash proceeds and recognized an immaterial gain on the sale of various assets. During the six months ended June 30, 2024, we received $4 million in proceeds, primarily related to the sale of our Olmsted Falls, Ohio facility that was previously classified as held for sale, resulting in an immaterial gain.
(3)
Other non-cash charges include the write-down of certain spare parts classified as inventories on our condensed consolidated balance sheet, the write-off of scrapped raw materials and certain construction in-progress balances, accelerated amortization expense for certain operating lease right-of-use assets and gains or losses on the sale of various property, plant and equipment.
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

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The Beverage Merchandising Restructuring charges, Footprint Optimization charges and other restructuring and asset impairment charges (net of reversals) were classified on our condensed consolidated statements of income (loss) as follows by segment:

	Food and Beverage Merchandising	Foodservice	Other	Total
For the Three Months Ended June 30, 2024
Cost of sales(1)	$5	$1	$—	$6
Restructuring, asset impairment and other related charges(2)	6	—	—	6
Total	$11	$1	$—	$12

For the Three Months Ended June 30, 2023
Cost of sales	$182	$—	$—	$182
Selling, general and administrative expenses	3	—	—	3
Restructuring, asset impairment and other related charges	29	—	3	32
Total	$214	$—	$3	$217

For the Six Months Ended June 30, 2024
Cost of sales(1)	$9	$1	$—	$10
Restructuring, asset impairment and other related charges(2)	16	5	2	23
Total	$25	$6	$2	$33

For the Six Months Ended June 30, 2023
Cost of sales	$294	$—	$—	$294
Selling, general and administrative expenses	4	—	—	4
Restructuring, asset impairment and other related charges	98	—	7	105
Total	$396	$—	$7	$403
(1)
Included $3 million and $5 million, respectively, of non-cash charges related to the Footprint Optimization for the three and six months ended June 30, 2024, of which $1 million relates to our Foodservice segment in both the three and six months ended June 30, 2024, and $2 million and $4 million relate to our Food and Beverage Merchandising segment for the three and six months ended June 30, 2024, respectively.
(2)
Included $8 million of cash charges related to the Footprint Optimization for the six months ended June 30, 2024, of which $5 million relates to our Foodservice segment and $3 million relates to our Food and Beverage Merchandising segment. For the three months ended June 30, 2024, cash charges related to the Footprint Optimization were insignificant.

During the three months ended June 30, 2024, we recorded a non-cash impairment charge of $2 million related to our equity interests in a joint venture located in the Middle East region, which is reported within the Food and Beverage Merchandising operating segment.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table summarizes the changes to our restructuring liability for the six months ended June 30, 2024:

	December 31, 2023	Charges to Earnings	Cash Paid	June 30, 2024
Beverage Merchandising Restructuring
Severance, termination and related costs	$9	$1	$(6)	$4
Exit, disposal and other transition costs	30	12	(22)	20
Footprint Optimization
Severance, termination and related costs	—	8	—	8
Total(1)	$39	$21	$(28)	$32
(1)
Comprises $28 million classified within accrued and other current liabilities and $4 million classified within other noncurrent liabilities as of June 30, 2024.

Note 3. Inventories

The components of inventories consisted of the following:

	As of	As of
	June 30, 2024	December 31, 2023
Raw materials	$211	$223
Work in progress	93	67
Finished goods	471	465
Spare parts	106	97
Inventories	$881	$852

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of	As of
	June 30, 2024	December 31, 2023
Land and land improvements	$71	$71
Buildings and building improvements	708	690
Machinery and equipment	3,713	3,669
Construction in progress	178	193
Property, plant and equipment, at cost	4,670	4,623
Less: accumulated depreciation	(3,197)	(3,112)
Property, plant and equipment, net	$1,473	$1,511

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of income (loss):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of sales	$59	$234	$117	$386
Selling, general and administrative expenses	6	10	12	17
Total depreciation expense(1)	$65	$244	$129	$403
(1)
For the three and six months ended June 30, 2024 and 2023, total depreciation expense included $5 million, $9 million, $177 million and $267 million, respectively, of accelerated depreciation expense related to the restructuring programs, substantially all of which was included in cost of sales. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 5. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food and Beverage Merchandising	Total
As of December 31, 2023	$958	$857	$1,815
Movements	—	—	—
As of June 30, 2024	$958	$857	$1,815

Intangible assets, net consisted of the following:

	As of June 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,059	$(723)	$336	$1,062	$(698)	$364
Trademarks	42	(17)	25	42	(15)	27
Other	7	(7)	—	7	(7)	—
Total finite-lived intangible assets	$1,108	$(747)	$361	$1,111	$(720)	$391
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,721	$(747)	$974	$1,724	$(720)	$1,004

Amortization expense for intangible assets of $15 million and $30 million for each of the three and six months ended June 30, 2024 and 2023, respectively, was recognized in selling, general and administrative expenses.

Note 6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of	As of
	June 30, 2024	December 31, 2023
Personnel costs	$76	$134
Rebates and credits	62	85
Restructuring costs(1)	28	36
Interest	17	17
Other(2)	138	127
Accrued and other current liabilities	$321	$399
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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 7. Debt

Debt consisted of the following:

	As of June 30, 2024	As of December 31, 2023
Credit Agreement:
U.S. Term Loans	$1,327	$1,680
U.S. Revolving Loans	355	—
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	217	217
8.375% Debentures due 2027	167	167
Other	38	41
Total principal amount of borrowings	3,604	3,605
Deferred debt issuance costs (“DIC”)	(10)	(11)
Original issue discounts, net of premiums (“OID”)	(2)	(8)
	3,592	3,586
Less: current portion	(20)	(15)
Long-term debt	$3,572	$3,571

We were in compliance with all debt covenants during the six months ended June 30, 2024 and the year ended December 31, 2023.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). As of June 30, 2024, the Credit Agreement comprised the following term and revolving tranches:

	Maturity Date	Drawn	Applicable Interest Rate
Term Tranches
U.S. Term Loans Tranche B-4	September 24, 2028	$1,327	SOFR (floor of 0.000%) + 2.500%
Revolving Tranche(1)
U.S. Revolving Loans	May 1, 2029	$355	SOFR (floor of 0.000%) + 2.500%
(1)
The Revolving Tranche represents a $1,100 million facility. In addition to the value drawn, the facility includes $49 million utilized in the form of letters of credit.

We borrowed $391 million of our Revolving Tranche facility and repaid $36 million plus interest during the first half of 2024.

On May 1, 2024, we amended the Credit Agreement to increase the capacity on our Revolving Tranche facility from $250 million to $1,100 million and extend the maturity date to May 1, 2029. We also amended the applicable interest rate and other pricing terms, including by replacing the facility fee with a lower fee on unutilized capacity.

On May 28, 2024, we further amended the Credit Agreement to replace the existing $990 million outstanding U.S. term loans Tranche B-3 with a new upsized $1,330 million of U.S. term loans Tranche B-4. The U.S. term loans Tranche B-4 will mature on September 24, 2028. The $340 million proceeds from upsizing the U.S. term loans, together with the proceeds of a $350 million draw upon our Revolving Tranche facility, were used to prepay in full the $690 million of existing U.S. term loans Tranche B-2 maturing in February 2026. The U.S. term loans Tranche B-4 have a lower interest rate relative to the U.S. term loans Tranche B-2 and B-3 that they replaced. There were no other material changes to the terms of the Credit Agreement as a result of these amendments.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The weighted average contractual interest rates related to our U.S. term loans Tranche B-2, B-3 and B-4 for the six months ended June 30, 2024 were 8.70%, 8.70% and 7.88%, respectively. The weighted average contractual interest rates related to our U.S. term loans Tranche B-2 and B-3 for the six months ended June 30, 2023 were 8.02% and 8.05%, respectively. Including the impact of interest rate swap agreements, which were entered into in the fourth quarter of 2022, the weighted average rates on our U.S. term loans were 7.47% and 7.71% for the six months ended June 30, 2024 and June 30, 2023, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates. Refer to Note 8, Financial Instruments, for additional details regarding the interest rate swap agreements.

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement to the extent permitted by law. The borrowers and the guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the holders of the Notes.

Indebtedness under the Credit Agreement may be voluntarily repaid, in whole or in part, and must be mandatorily repaid in certain circumstances. We are required to make quarterly amortization payments of 0.25% of the initial principal amount of our U.S. term loans Tranche B-4. Additionally, we are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due for the year ended December 31, 2023.

The Credit Agreement contains customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the Credit Agreement.

Notes

As of June 30, 2024, our outstanding notes were as follows:

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

Pactiv Debentures

As of June 30, 2024, our outstanding debentures (together, the “Pactiv Debentures”) were as follows:

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

Other borrowings

Other borrowings represented finance lease obligations of $38 million and $41 million as of June 30, 2024 and December 31, 2023, respectively.

Scheduled maturities

Below is a schedule of required future repayments on our debt outstanding as of June 30, 2024:

2024	$10
2025	236
2026	19
2027	1,187
2028	1,786
Thereafter	366
Total principal amount of borrowings	$3,604

Fair value of our long-term debt

The fair value of our long-term debt as of June 30, 2024 and December 31, 2023 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement
U.S. Term Loans	$1,325	$1,331	$1,672	$1,687
U.S. Revolving Loans	355	355	—	—
Notes:
4.000% Senior Secured Notes due 2027	995	938	995	942
4.375% Senior Secured Notes due 2028	497	468	496	471
Pactiv Debentures:
7.950% Debentures due 2025	216	223	216	221
8.375% Debentures due 2027	166	175	166	172
Other	38	38	41	41
Total	$3,592	$3,528	$3,586	$3,534

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense:
Credit Agreement - Term Loans	$33	$43	$70	$86
Credit Agreement - Revolving Loans	3	—	3	—
Notes	16	16	31	31
Pactiv Debentures	8	8	16	16
Interest income	(1)	(3)	(2)	(7)
Amortization of DIC and OID	2	1	3	2
Loss on extinguishment of debt(1)	6	—	6	—
Realized derivative gains	(3)	(2)	(6)	(3)
Other	2	1	4	2
Interest expense, net	$66	$64	$125	$127
(1)
The loss on extinguishment of debt represented the write-off of unamortized DIC and OID as a result of the Credit Agreement amendment on May 28, 2024.

Note 8. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of June 30, 2024		As of December 31, 2023
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$—	$(3)	$—	$(6)
Foreign exchange derivatives	1	—	—	—
Interest rate derivatives	8	—	6	(6)
Total fair value	$9	$(3)	$6	$(12)
Classification:
Other current assets	$9	$—	$6	$—
Accrued and other current liabilities	—	(2)	—	(5)
Other noncurrent liabilities	—	(1)	—	(7)
Total fair value	$9	$(3)	$6	$(12)

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

During the first quarter of 2024, we began entering into foreign currency exchange forward contracts to reduce our risk from exchange rate fluctuations associated with purchases denominated in a foreign currency. We are exposed to market risk for changes in foreign currency exchange rates due to the global nature of our operations and certain commodity risks. In order to manage these risks, we hedge portions of our forecasted purchases expected to occur within the next twelve months that are denominated in non-functional currencies, with foreign currency forward contracts designated as cash flow hedges. As of June 30, 2024, we had contracts with U.S. dollar equivalent notional amounts of $16 million to exchange the Mexican peso. We believe it is probable that all forecasted cash flow transactions will occur.

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

During the three and six months ended June 30, 2024, we recognized unrealized gains of $2 million and $1 million within other comprehensive income (loss) for our foreign currency exchange forward contracts. As of June 30, 2024, we expected to reclassify $1 million of gains, net of tax, from accumulated other comprehensive income (loss) (“AOCL”) to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

During the three and six months ended June 30, 2024 and 2023, we recognized realized gains of $3 million, $6 million, $2 million and $3 million, respectively, within interest expense, net and an unrealized gains of $3 million, $14 million, $21 million and $14 million, respectively, within other comprehensive income (loss) for our interest rate derivatives. As of June 30, 2024, we expected to reclassify $6 million of gains, net of tax, from AOCL to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

During the three and six months ended June 30, 2024 and 2023, we recognized an unrealized gain of $1 million, an unrealized gain of $2 million, an unrealized gain of $1 million and an unrealized loss of $1 million, respectively, in cost of sales, for our commodity swap contracts.

The following table provides the detail of outstanding commodity derivative contracts as of June 30, 2024:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Natural gas swaps	Million BTU	1,870,000	$4.63 - $5.37	Aug 2024 - Dec 2025

Note 9. Employee Benefits

Net periodic benefit expense for our defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$—	$(1)	$—	$(1)
Interest cost	(13)	(12)	(25)	(25)
Expected return on plan assets	12	9	23	20
Amortization of actuarial gains	1	—	2	1
Total net periodic benefit cost	$—	$(4)	$—	$(5)

The service cost components of net periodic benefit expense were recognized in cost of sales and the other components were recognized in non-operating expense, net in the condensed consolidated statements of income (loss).

Contributions to the Pension Plan for Pactiv Evergreen (“PPPE”) during the year ending December 31, 2024 are expected to be less than $1 million.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 10. Other Income, Net

Other income, net consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Loss on sale of businesses and noncurrent assets	$(1)	$(1)	$—	$(1)
Other	3	5	5	5
Other income, net	$2	$4	$5	$4

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 12. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of AOCL:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Currency translation adjustments:
Balance as of beginning of period	$(162)	$(175)	$(163)	$(189)
Currency translation adjustments	(19)	10	(18)	24
Other comprehensive (loss) income	(19)	10	(18)	24
Balance as of end of period	$(181)	$(165)	$(181)	$(165)
Defined benefit plans:
Balance as of beginning of period	$126	$87	$127	$88
Gain reclassified from AOCL:
Amortization of experience gains	(1)	—	(2)	(1)
Other comprehensive loss	(1)	—	(2)	(1)
Balance as of end of period	$125	$87	$125	$87
Foreign exchange derivatives:
Balance as of beginning of period	$(1)	$—	$—	$—
Net derivative gain	2	—	1	—
Other comprehensive income	2	—	1	—
Balance as of end of period	$1	$—	$1	$—
Interest rate derivatives:
Balance as of beginning of period	$5	$(7)	$(1)	$(1)
Net derivative gain	3	21	14	14
Deferred tax expense on net derivative gain	(1)	(6)	(4)	(4)
Gain reclassified from AOCL	(3)	(2)	(6)	(3)
Deferred tax expense on reclassification(1)	1	1	2	1
Other comprehensive income	—	14	6	8
Balance as of end of period	$5	$7	$5	$7
AOCL
Balance as of beginning of period	$(32)	$(95)	$(37)	$(102)
Other comprehensive (loss) income	(18)	24	(13)	31
Balance as of end of period	$(50)	$(71)	$(50)	$(71)

(1)
Taxes reclassified to income are recorded in income tax (expense) benefit.

Note 13. Income Taxes

The effective tax rates for the three and six months ended June 30, 2024 and 2023 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended June 30, 2024, we recognized a tax expense of $11 million on income before tax of $31 million. During the six months ended June 30, 2024, we recognized a tax expense of $16 million on income before tax of $46 million.

During the three months ended June 30, 2023, we recognized a tax benefit of $8 million on loss before tax of $147 million. During the six months ended June 30, 2023, we recognized a tax benefit of $27 million on loss before tax of $299 million.

The effective tax rates for the aforementioned periods were driven primarily by the inability to recognize a tax benefit on all interest expense.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. As of June 30, 2024, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $9 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 14. Related Party Transactions

As of June 30, 2024, approximately 77% of our shares were owned by PFL.

Transactions with our related parties are detailed below. All of our related parties are commonly controlled by Mr. Graeme Hart, our controlling shareholder, except for our joint ventures.

	Income (expense) for the Three Months Ended June 30,		Income (expense) for the Six Months Ended June 30,		Balance Outstanding as of
	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Joint ventures
Included in other current assets					$1	$1
Sale of goods and services(1)	$—	$2	$—	$4
Other common controlled entities
Related party receivables					37	35
Sale of goods and services(2)	83	93	163	199
Rental income and transition services agreements(2)	2	—	3	1
Charges(3)	4	4	5	4
Related party payables					(7)	(7)
Purchase of goods(2)(4)	(16)	(10)	(38)	(37)
Charges(3)	(7)	(4)	(10)	(7)
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

Equity based compensation costs were $6 million, $13 million, $10 million and $15 million for the three and six months ended June 30, 2024 and 2023, respectively, substantially all of which was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the six months ended June 30, 2024, we granted restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs require future service to be provided and generally vest in annual installments over a period of three years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during the six months ended June 30, 2024:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	2,707	$10.06
Granted(1)	1,658	12.96
Forfeited	(76)	11.76
Vested	(1,014)	11.45
Non-vested, at June 30	3,275	$11.06

(1)
Included 57 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of June 30, 2024 was $18 million, which is expected to be recognized over a weighted average period of 2.1 years. The total vest date fair value of shares that vested during the six months ended June 30, 2024 was $12 million.

Performance Share Units

During the six months ended June 30, 2024, we granted performance share units (“PSUs”) to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by our Compensation Committee of our Board of Directors, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If any of the performance targets are not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer an employee on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during the six months ended June 30, 2024:

(In thousands, except per share amounts)	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	2,846	$9.52
Granted(1)	851	12.99
Forfeited	(319)	9.77
Non-vested, at June 30	3,378	$10.37

(1)
Included 53 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of June 30, 2024 was $20 million, which is expected to be recognized over a weighted average period of 1.9 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 16. Earnings Per Share

Earnings (loss) per share, including a reconciliation of the number of shares used for our earnings (loss) per share calculation, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net earnings (loss) attributable to common shareholders	$19	$(139)	$28	$(273)
Less: dividend-equivalents declared for equity based awards	—	(1)	(2)	(2)
Total net earnings (loss) available to common shareholders	$19	$(140)	$26	$(275)
Denominator
Weighted average number of shares outstanding - basic	179.7	178.5	179.5	178.4
Effect of dilutive securities	1.3	—	1.3	—
Weighted average number of shares outstanding - diluted	181.0	178.5	180.8	178.4
Earnings (loss) per share attributable to Pactiv Evergreen Inc. common shareholders
Basic	$0.11	$(0.78)	$0.14	$(1.54)
Diluted	$0.10	$(0.78)	$0.14	$(1.54)

There were no anti-dilutive potential common shares excluded from the calculation above during the three and six months ended June 30, 2024. The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 0.6 million shares and 0.7 million shares for the three and six months ended June 30, 2023, respectively.

On July 29, 2024, our Board of Directors declared a dividend of $0.10 per share to be paid on September 13, 2024 to shareholders of record as of August 30, 2024.

Note 17. Segment Information

As of June 30, 2024, we had two reportable segments: Foodservice and Food and Beverage Merchandising. These reportable segments reflect our operating structure and the manner in which our CODM, who is our President and Chief Executive Officer, assesses information for decision-making purposes. The key factors used to identify these reportable segments are the organization of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions. Our reportable segments are described as follows:

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

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
For the Three Months Ended June 30, 2024
Net revenues	$668	$670	$1,338
Intersegment revenues	—	4	4
Total reportable segment net revenues	$668	$674	$1,342
Adjusted EBITDA	$109	$93	$202

For the Three Months Ended June 30, 2023
Net revenues	$656	$770	$1,426
Intersegment revenues	—	35	35
Total reportable segment net revenues	$656	$805	$1,461
Adjusted EBITDA	$128	$109	$237

For the Six Months Ended June 30, 2024
Net revenues	$1,265	$1,325	$2,590
Intersegment revenues	—	9	9
Total reportable segment net revenues	$1,265	$1,334	$2,599
Adjusted EBITDA	$199	$193	$392

For the Six Months Ended June 30, 2023
Net revenues	$1,270	$1,585	$2,855
Intersegment revenues	—	70	70
Total reportable segment net revenues	$1,270	$1,655	$2,925
Adjusted EBITDA	$234	$210	$444

Reportable segment assets consisted of the following:

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
As of June 30, 2024	$1,343	$1,464	$2,807
As of December 31, 2023	1,251	1,511	2,762

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reportable segment Adjusted EBITDA	$202	$237	$392	$444
Unallocated	(19)	(20)	(41)	(38)
	183	217	351	406
Adjustments to reconcile to GAAP income (loss) before income taxes
Interest expense, net	(66)	(64)	(125)	(127)
Depreciation and amortization (excluding Beverage Merchandising Restructuring and Footprint Optimization related charges)	(75)	(82)	(150)	(166)
Beverage Merchandising Restructuring charges	(7)	(216)	(18)	(403)
Footprint Optimization charges	(3)	—	(13)	—
Other restructuring and asset impairment charges (reversals)	(2)	(1)	(2)	—
Loss on sale of businesses and noncurrent assets	(1)	(1)	—	(1)
Non-cash pension expense	—	(3)	—	(4)
Unrealized gains (losses) on commodity derivatives	1	1	2	(1)
Foreign exchange gains (losses) on cash	1	2	1	(2)
Other	—	—	—	(1)
Income (loss) before tax	$31	$(147)	$46	$(299)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of June 30, 2024	As of December 31, 2023
Reportable segment assets(1)	$2,807	$2,762
Unallocated(2)	3,555	3,633
Total assets	$6,362	$6,395
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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Foodservice
Drinkware	$328	$304	$588	$568
Containers	234	238	459	467
Tableware	63	68	131	143
Serviceware and other	43	46	87	92
Food and Beverage Merchandising
Cartons for fresh beverage products	170	182	354	377
Bakery/snack/produce/fruit containers	132	139	240	266
Meat trays	106	109	210	215
Tableware	92	103	184	206
Liquid packaging board	54	121	109	249
Egg cartons	36	32	74	70
Prepared food trays	29	36	56	72
Paper products	—	27	—	74
Other	55	56	107	126
Total reportable segment net revenues	1,342	1,461	2,599	2,925
Other / Unallocated
Other	—	—	—	2
Intersegment eliminations	(4)	(35)	(9)	(70)
Total net revenues	$1,338	$1,426	$2,590	$2,857

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

Our Company

We are a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of on-trend and feature-rich products that protect, package and display food and beverages for today’s consumers. Our products include containers, drinkware (such as hot and cold cups and lids), cartons for fresh refrigerated beverage products, tableware, meat and poultry trays, liquid packaging board, serviceware, prepared food trays and egg cartons. Our products, many of which are made with recycled, recyclable or renewable materials, are sold to a diversified mix of customers, including restaurants, foodservice distributors, retailers, food and beverage producers, packers and processors. Following authorization by our Board of Directors on July 12, 2024, we signed a definitive agreement to sell the facilities that manufacture liquid packaging board. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Business Environment

In the second quarter of 2024, we experienced further moderation in demand for certain of our products, primarily driven by the ongoing effect on consumer spending from sustained high levels of inflation in recent years. While we have not observed a material economic contraction to-date, we expect these pressures to persist in the near-term, impacting consumer demand and thus our customers’ purchasing decisions and order patterns throughout the remainder of 2024.

In recent years, we experienced meaningful input cost inflation and challenging labor market conditions. While the rate of inflation has moderated, we expect continued upward pressure on our input costs along with more price sensitivity from our customers through the remainder of the year. We believe our pricing strategy provides us with flexibility to manage our market position through cost recovery mechanisms and strategic competitive pricing. In this dynamic environment, we remain focused on servicing our customers, improving manufacturing productivity and optimizing costs across our business.

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

As a component of the Beverage Merchandising Restructuring, we commenced a process to explore strategic alternatives for our Pine Bluff, Arkansas mill and Waynesville, North Carolina facility. Following authorization by our Board of Directors on July 12, 2024, we entered into a definitive agreement to sell those facilities and associated assets to Suzano S.A. for $110 million, subject to certain customary adjustments at closing such as working capital. We also agreed to enter into a long-term liquid packaging board supply arrangement with Suzano upon closing of the transaction. The transaction is expected to close in the fourth quarter of 2024.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Net income (loss) (GAAP)	$20	$(139)	$30	$(272)
Income tax expense (benefit)	11	(8)	16	(27)
Interest expense, net	66	64	125	127
Depreciation and amortization (excluding Beverage Merchandising Restructuring and Footprint Optimization related charges)	75	82	150	166
Beverage Merchandising Restructuring charges(1)	7	216	18	403
Footprint Optimization charges(2)	3	—	13	—
Other restructuring and asset impairment charges (reversals)(3)	2	1	2	—
Loss on sale of businesses and noncurrent assets	1	1	—	1
Non-cash pension expense(4)	—	3	—	4
Unrealized (gains) losses on commodity derivatives	(1)	(1)	(2)	1
Foreign exchange (gains) losses on cash	(1)	(2)	(1)	2
Other	—	—	—	1
Adjusted EBITDA (Non-GAAP)	$183	$217	$351	$406
(1)
Reflects charges related to the Beverage Merchandising Restructuring, including $3 million, $6 million, $177 million and $267 million of accelerated depreciation expense during the three and six months ended June 30, 2024 and 2023, respectively. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects charges related to the Footprint Optimization, including $2 million and $3 million of accelerated depreciation expense during the three and six months ended June 30, 2024, respectively. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
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

Results of Operations

Three Months Ended June 30, 2024 and 2023

Consolidated Results

	For the Three Months Ended June 30,
(In millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$1,255	94%	$1,331	93%	$(76)	(6)%
Related party net revenues	83	6%	95	7%	(12)	(13)%
Total net revenues	1,338	100%	1,426	100%	(88)	(6)%
Cost of sales	(1,115)	(83)%	(1,342)	(94)%	227	17%
Gross profit	223	17%	84	6%	139	165%
Selling, general and administrative expenses	(122)	(9)%	(136)	(10)%	14	10%
Restructuring, asset impairment and other related charges	(6)	—%	(32)	(2)%	26	81%
Other income, net	2	—%	4	—%	(2)	(50)%
Operating income (loss)	97	7%	(80)	(6)%	177	NM
Non-operating expense, net	—	—%	(3)	—%	3	NM
Interest expense, net	(66)	(5)%	(64)	(4)%	(2)	(3)%
Income (loss) before tax	31	2%	(147)	(10)%	178	NM
Income tax (expense) benefit	(11)	(1)%	8	1%	(19)	NM
Net income (loss)	20	1%	(139)	(10)%	159	NM
Adjusted EBITDA(1)	$183	14%	$217	15%	$(34)	(16)%

NM indicates that the calculation is “not meaningful”.

(1)
Adjusted EBITDA is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA, including a reconciliation between net income (loss) and Adjusted EBITDA.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Mill Closure	Total
Total net revenues	—%	(3)%	(3)%	(6)%
By reportable segment:
Foodservice	2%	—%	—%	2%
Food and Beverage Merchandising	(1)%	(5)%	(10)%	(16)%

Total Net Revenues. Total net revenues for the three months ended June 30, 2024 decreased by $88 million, or 6%, to $1,338 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill during the second quarter of 2023 and lower sales volume. Lower sales volume in the Food and Beverage Merchandising segment was mainly due to strategically exiting certain business and the market softening amid inflationary pressures.

Cost of Sales. Cost of sales for the three months ended June 30, 2024 decreased by $227 million, or 17%, to $1,115 million compared to the prior year period. The decrease was primarily due to lower charges related to the Beverage Merchandising Restructuring as well as the closure of our Canton, North Carolina mill and lower sales volume, partially offset by higher manufacturing and material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2024 decreased by $14 million, or 10%, to $122 million compared to the prior year period. The decrease was primarily due to lower incentive based compensation costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended June 30, 2024 decreased by $26 million, or 81%, to $6 million compared to the prior year period. The expense for both periods is primarily related to activities associated with the Beverage Merchandising Restructuring. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net, for the three months ended June 30, 2024 decreased by $2 million to $2 million compared to the prior year period. Refer to Note 10, Other Income, Net, for additional details.

Non-operating Expense, Net. Non-operating expense, net, for the three months ended June 30, 2023 was $4 million of expense. Refer to Note 9, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the three months ended June 30, 2024 increased by $2 million, or 3%, to $66 million, compared to the prior year period. The increase was mostly due to a $6 million loss on extinguishment of debt, partially offset by lower interest expense due to a reduction in total debt outstanding compared to the prior period and a lower interest rate on our floating rate debt as a result of our Credit Agreement amendments. Refer to Note 7, Debt, for additional details.

Income Tax (Expense) Benefit. During the three months ended June 30, 2024, we recognized tax expense of $11 million on income before tax of $31 million, compared to a tax benefit of $8 million on a loss before tax of $147 million for the prior year period. The effective tax rate for both periods was driven primarily by the inability to recognize a tax benefit on all interest expense.

Net Income (Loss). Net income (loss) for the three months ended June 30, 2024 was income of $20 million compared to a loss of $139 million in the prior year period. The change in net income included a $139 million increase in gross profit, primarily due to accelerated depreciation expense from the Beverage Merchandising Restructuring incurred in the prior year period, partially offset by lower sales volume in the current period for the reasons discussed above. The improved result also benefited from a $26 million decrease in restructuring charges compared to the prior period primarily related to the Beverage Merchandising Restructuring, partially offset by the discrete tax benefit incurred in the prior period related to the aforementioned restructuring.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2024 decreased by $34 million, or 16%, to $183 million compared to the prior year period. The decrease was primarily attributable to higher manufacturing costs and lower sales volume, partially offset by lower incentive based compensation costs.

Segment Information

Foodservice

	For the Three Months Ended June 30,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$668	$656	$12	2%
Segment Adjusted EBITDA	$109	$128	$(19)	(15)%
Segment Adjusted EBITDA margin(1)	16%	20%
(1)
For each segment, segment Adjusted EBITDA margin is calculated as segment Adjusted EBITDA divided by total segment net revenues.

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended June 30, 2024 increased by $12 million, or 2%, to $668 million compared to the prior year period. The increase was mainly due to higher pricing, largely due to the pass through of higher material costs, partially offset by unfavorable product mix.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended June 30, 2024 decreased by $19 million, or 15%, to $109 million compared to the prior year period. The decrease was primarily due to higher manufacturing costs and unfavorable product mix, partially offset by higher pricing, net of material costs passed through, and lower incentive based compensation costs.

Food and Beverage Merchandising

	For the Three Months Ended June 30,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$674	$805	$(131)	(16)%
Segment Adjusted EBITDA	$93	$109	$(16)	(15)%
Segment Adjusted EBITDA margin	14%	14%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the three months ended June 30, 2024 decreased by $131 million, or 16%, to $674 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill, and lower sales volume. Lower sales volume was due to strategically exiting certain business and the market softening amid inflationary pressures.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the three months ended June 30, 2024 decreased by $16 million, or 15%, to $93 million compared to the prior year period. The decrease is primarily attributable to higher manufacturing costs, lower sales volume and lower pricing, net of material costs passed through, partially offset by lower incentive based compensation costs.

Six Months Ended June 30, 2024 and 2023

Consolidated Results

	For the Six Months Ended June 30,
(In millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$2,427	94%	$2,654	93%	$(227)	(9)%
Related party net revenues	163	6%	203	7%	(40)	(20)%
Total net revenues	2,590	100%	2,857	100%	(267)	(9)%
Cost of sales	(2,146)	(83)%	(2,658)	(93)%	512	19%
Gross profit	444	17%	199	7%	245	123%
Selling, general and administrative expenses	(255)	(10)%	(266)	(9)%	11	4%
Restructuring, asset impairment and other related charges	(23)	(1)%	(105)	(4)%	82	78%
Other income, net	5	—%	4	—%	1	25%
Operating income (loss)	171	7%	(168)	(6)%	339	NM
Non-operating expense, net	—	—%	(4)	—%	4	NM
Interest expense, net	(125)	(5)%	(127)	(4)%	2	2%
Income (loss) before tax	46	2%	(299)	(10)%	345	NM
Income tax (expense) benefit	(16)	(1)%	27	1%	(43)	NM
Net income (loss)	30	1%	(272)	(10)%	302	NM
Adjusted EBITDA(1)	$351	14%	$406	14%	$(55)	(14)%

NM indicates that the calculation is “not meaningful”.

(1)
Adjusted EBITDA is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA, including a reconciliation between net income (loss) and Adjusted EBITDA.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Mill Closure	Total
Total net revenues	(2)%	(3)%	(4)%	(9)%
By reportable segment:
Foodservice	—%	—%	—%	—%
Food and Beverage Merchandising	(3)%	(5)%	(11)%	(19)%

Total Net Revenues. Total net revenues for the six months ended June 30, 2024 decreased by $267 million, or 9%, to $2,590 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill during the second quarter of 2023, lower sales volume, unfavorable product mix and lower pricing due to the pass through of lower material costs.

Cost of Sales. Cost of sales for the six months ended June 30, 2024 decreased by $512 million, or 19%, to $2,146 million compared to the prior year period. The decrease was primarily due to lower charges related to the Beverage Merchandising Restructuring as well as the closure of our Canton, North Carolina mill and lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2024 decreased by $11 million, or 4%, to $255 million compared to the prior year period. The decrease was primarily due to lower incentive based compensation costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the six months ended June 30, 2024 decreased by $82 million, or 78%, to $23 million compared to the prior year period. The expense in both periods is primarily related to activities associated with the Beverage Merchandising Restructuring. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net, for the six months ended June 30, 2024 increased by $1 million to $5 million compared to the prior year period. Refer to Note 10, Other Income, Net, for additional details.

Non-operating Expense, Net. Non-operating expense, net, for the six months ended June 30, 2023 was $5 million of expense. Refer to Note 9, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the six months ended June 30, 2024 decreased by $2 million, or 2%, to $125 million, compared to the prior year period. The decrease was primarily due to a reduction in total debt outstanding as well as a lower interest rate on our floating rate debt as a result of our Credit Agreement amendments, partially offset by a $6 million loss on extinguishment of debt during the current period. Refer to Note 7, Debt, for additional details.

Income Tax (Expense) Benefit. During the six months ended June 30, 2024, we recognized tax expense of $16 million on income before tax of $46 million, compared to a tax benefit of $27 million on a loss before tax of $299 million for the prior year period. The effective tax rate for both periods was driven primarily by the inability to recognize a tax benefit on all interest expense.

Net Income (Loss). Net income (loss) for the six months ended June 30, 2024 was income of $30 million compared to a loss of $272 million in the prior year period. The change in net income included a $245 million increase in gross profit, primarily due to accelerated depreciation expense from the Beverage Merchandising Restructuring incurred in the prior year period, partially offset by lower sales volume in the current period for the reasons discussed above. The improved result also benefited from a $82 million decrease in restructuring charges compared to the prior period primarily related to the Beverage Merchandising Restructuring, partially offset by the discrete tax benefit incurred in the prior period related to the aforementioned restructuring.

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2024 decreased by $55 million, or 14%, to $351 million compared to the prior year period. The decrease reflects unfavorable product mix, lower sales volume and higher manufacturing costs, partially offset by higher pricing, net of material costs passed through, and lower incentive based compensation costs.

Segment Information

Foodservice

	For the Six Months Ended June 30,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$1,265	$1,270	$(5)	—%
Segment Adjusted EBITDA	$199	$234	$(35)	(15)%
Segment Adjusted EBITDA margin	16%	18%

Total Segment Net Revenues. Foodservice total segment net revenues for the six months ended June 30, 2024 decreased by $5 million to $1,265 million compared to the prior year period as higher pricing, largely due to the pass through of higher material costs, was more than offset by unfavorable product mix.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the six months ended June 30, 2024 decreased by $35 million, or 15%, to $199 million compared to the prior year period. The decrease is primarily due to higher manufacturing costs and unfavorable product mix, partially offset by higher pricing, net of material costs passed through.

Food and Beverage Merchandising

	For the Six Months Ended June 30,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$1,334	$1,655	$(321)	(19)%
Segment Adjusted EBITDA	$193	$210	$(17)	(8)%
Segment Adjusted EBITDA margin	14%	13%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the six months ended June 30, 2024 decreased by $321 million, or 19%, to $1,334 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill, lower sales volume and lower pricing, largely due to the pass through of lower material costs.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the six months ended June 30, 2024 decreased by $17 million, or 8%, to $193 million compared to the prior year period. The decrease reflects lower sales volume and unfavorable product mix, partially offset by lower manufacturing and incentive based compensation costs.

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

Cash flows

Our cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	For the Six Months Ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities	$61	$215
Net cash used in investing activities	(100)	(114)
Net cash used in financing activities	(52)	(337)
Effect of exchange rate on cash, cash equivalents and restricted cash	(1)	5
Net decrease in cash, cash equivalents and restricted cash	$(92)	$(231)

Net cash outflows decreased by $139 million, or 60%, compared to the prior year period primarily due to a decrease in cash used in financing activities driven by $290 million of early debt repayments and repurchases in the prior year period, partially offset by lower net cash provided by operating activities. Net cash provided by operating activities decreased primarily due to unfavorable changes in inventory and lower income from operations.

During the six months ended June 30, 2024, our primary source of cash was $61 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations, partially offset by $116 million of cash interest payments and $37 million of cash taxes. Our primary uses of cash were $98 million of capital expenditures and $36 million of dividends paid.

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

Dividends

During each of the six months ended June 30, 2024 and 2023, we paid cash dividends of $36 million. On July 29, 2024, our Board of Directors declared a dividend of $0.10 per share to be paid on September 13, 2024 to shareholders of record as of August 30, 2024.

Our Credit Agreement and Notes limit our ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of June 30, 2024, we had $3,604 million of total principal amount of borrowings. Refer to Note 7, Debt, for additional details. Of our total debt, $1,682 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement. As of June 30, 2024, $682 million of the total $1,682 million of variable interest rate indebtedness was not hedged by an interest rate swap, and any additional interest rate swaps into which we enter may not fully mitigate our remaining interest rate risk.

During the six months ended June 30, 2024, we borrowed $391 million of our Revolving Tranche facility and repaid $36 million plus interest.

On May 1, 2024, we amended the Credit Agreement to increase the capacity on our Revolving Tranche facility from $250 million to $1,100 million and extend the maturity date to May 1, 2029. We also amended the applicable interest rate and other pricing terms, including by replacing the facility fee with a lower fee on unutilized capacity.

On May 28, 2024, we further amended the Credit Agreement to replace the existing $990 million outstanding U.S. term loans Tranche B-3 with a new upsized $1,330 million of U.S. term loans Tranche B-4. The U.S. term loans Tranche B-4 will mature on September 24, 2028. The $340 million proceeds from upsizing the U.S. term loans, together with the proceeds of a $350 million draw upon our Revolving Tranche facility, were used to prepay in full the $690 million of existing U.S. term loans Tranche B-2 maturing in February 2026. The U.S. term loans Tranche B-4 have a lower interest rate relative to the U.S. term loans Tranche B-2 and B-3 that they replaced. There were no other material changes to the terms of the Credit Agreement as a result of these amendments.

As of June 30, 2024, the SOFR-based reference rate was 5.34%.

Based on the one-month SOFR as of June 30, 2024, and including the impact of our interest rate swap agreements, our 2024 annual cash interest obligations on our borrowings are expected to be approximately $230 million.

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

Liquidity and working capital

Our liquidity position is summarized in the table below:

	As of	As of
(In millions, except for current ratio)	June 30, 2024	December 31, 2023
Cash and cash equivalents(1)	$95	$164
Availability under revolving credit facility	696	201
	$791	$365
Working capital(2)	822	793
Current ratio	2.0	2.0
(1)
Excluded $21 million of restricted cash classified as other noncurrent assets as of December 31, 2023.
(2)
Included $4 million of assets classified as held for sale as of December 31, 2023.

As of June 30, 2024, we had $95 million of cash and cash equivalents on-hand. We also had $696 million available under our revolving credit facility, net of $49 million utilized in the form of letters of credit under the facility. Our next debt maturity is $217 million of Pactiv Debentures due in December 2025, excluding amortization payments related to our U.S. term loans Tranche B-4 under our Credit Agreement.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. The increased liquidity for the six months ended June 30, 2024 was primarily due to the amendment to our Credit Agreement increasing the availability under our Revolving Tranche facility and $61 million of net operating cash flows. These increases were partially offset by $98 million of capital expenditures and $36 million of dividends paid. We currently anticipate making cash payments of approximately $260 million in the aggregate for capital expenditures during 2024.

During the six months ended June 30, 2024, our working capital increased $29 million, or 4%, primarily due to increases in inventory levels. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may continue to utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Except as noted below, there have been no material changes to our market risk during the six months ended June 30, 2024. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Foreign Currency Exchange Rate Risk

As a result of our operations in Mexico, we are exposed to foreign currency exchange risk arising from certain transactions and related assets and liabilities denominated in U.S. dollars instead of the Mexican peso.

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. As of June 30, 2024, we had contracts with U.S. dollar equivalent notional amounts of $16 million to exchange the Mexican peso in order to hedge certain U.S. dollar purchases of inventory.

A 10% increase or decrease in the spot rate used to value the forward exchange contracts, applied as of June 30, 2024, would have resulted in a change of $2 million in the unrealized gain recognized in the condensed consolidated statement of comprehensive income (loss).

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this report:

				Incorporated by Reference
Exhibit	Exhibit Title	Filed Herewith	Furnished Herewith	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant and Certificate of Amendment thereto.	X
3.2	Amended and Restated Bylaws of the Registrant.			8-K	3.2	Sept. 21, 2020
10.1	Specified Refinancing Amendment, Incremental Amendment and Administrative Agency Transfer Agreement (Amendment No. 17), dated as of May 1, 2024, by and among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors from time to time party thereto, the lenders from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent for the lenders, and Wells Fargo Bank, National Association, as administrative agent for the revolving credit lenders.			10-Q	10.1	May 3, 2024
10.2	Specified Refinancing Amendment and Administrative Agency Transfer Agreement (Amendment No. 18), dated as of May 28, 2024, by and among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors from time to time party thereto, the lenders from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as term loan facility administrative agent, and Wells Fargo Bank, National Association, as revolving credit facility administrative agent.			8-K	10.1	May 29, 2024
10.3	Fourth Amended and Restated Credit Agreement, dated as of August 5, 2016, as conformed to reflect amendments through Amendment No. 18, dated May 28, 2024, by and among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.			8-K	10.2	May 29, 2024
10.4*	Amended and Restated Equity Incentive Plan of Pactiv Evergreen Inc., dated as of June 5, 2024.			8-K	10.1	June 7, 2024
10.5**	Warehousing and Freight Services Agreement, dated as of November 1, 2019, between Reynolds Consumer Products LLC and Pactiv LLC, and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act	X

of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Jonathan H. Baksht
Chief Financial Officer (principal financial officer and principal accounting officer)
July 31, 2024