Form 10-Q
period 2024-09-30
Pactiv Evergreen Inc.
filed 2024-11-12
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 179,291,280 shares of common stock, $0.001 par value per share, outstanding as of November 7, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of (Loss) Income

(In millions, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$1,250	$1,286	$3,677	$3,940
Related party net revenues	83	93	246	296
Total net revenues	1,333	1,379	3,923	4,236
Cost of sales	(1,078)	(1,098)	(3,224)	(3,756)
Gross profit	255	281	699	480
Selling, general and administrative expenses	(115)	(137)	(370)	(403)
Restructuring, asset impairment and other related charges	(338)	(28)	(361)	(133)
Other income (expense), net	2	(3)	7	1
Operating (loss) income from continuing operations	(196)	113	(25)	(55)
Non-operating income (expense), net	1	(2)	1	(6)
Interest expense, net	(56)	(61)	(181)	(188)
(Loss) income from continuing operations before tax	(251)	50	(205)	(249)
Income tax benefit (expense)	38	(22)	22	5
(Loss) income from continuing operations	(213)	28	(183)	(244)
Income from discontinued operations, net of income taxes	—	2	—	2
Net (loss) income	(213)	30	(183)	(242)
Income attributable to non-controlling interests	—	(1)	(2)	(2)
Net (loss) earnings attributable to Pactiv Evergreen Inc. common shareholders	$(213)	$29	$(185)	$(244)
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$(1.18)	$0.15	$(1.04)	$(1.39)
Diluted	$(1.18)	$0.15	$(1.04)	$(1.39)
From discontinued operations
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01
Total
Basic	$(1.18)	$0.16	$(1.04)	$(1.38)
Diluted	$(1.18)	$0.16	$(1.04)	$(1.38)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(213)	$30	$(183)	$(242)
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustments	(12)	(5)	(30)	19
Defined benefit plans	(1)	(1)	(3)	(2)
Foreign exchange derivatives	—	—	1	—
Interest rate derivatives	(9)	4	(3)	12
Other comprehensive (loss) income	(22)	(2)	(35)	29
Comprehensive (loss) income	(235)	28	(218)	(213)
Comprehensive income attributable to non-controlling interests	—	(1)	(2)	(2)
Comprehensive (loss) income attributable to Pactiv Evergreen Inc. common shareholders	$(235)	$27	$(220)	$(215)

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

(Unaudited)

	As of	As of
	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$168	$164
Accounts receivable, net of allowances of $2 and $2	463	426
Related party receivables	28	35
Inventories	760	852
Other current assets	126	108
Assets held for sale	99	4
Total current assets	1,644	1,589
Property, plant and equipment, net	1,164	1,511
Operating lease right-of-use assets, net	268	263
Goodwill	1,807	1,815
Intangible assets, net	959	1,004
Other noncurrent assets	209	213
Total assets	$6,051	$6,395
Liabilities
Accounts payable	$382	$300
Related party payables	7	7
Current portion of long-term debt	6	15
Current portion of operating lease liabilities	62	64
Income taxes payable	3	11
Accrued and other current liabilities	372	399
Liabilities held for sale	22	—
Total current liabilities	854	796
Long-term debt	3,489	3,571
Long-term operating lease liabilities	222	217
Deferred income taxes	185	244
Long-term employee benefit obligations	56	57
Other noncurrent liabilities	156	161
Total liabilities	$4,962	$5,046
Commitments and contingencies (Note 11)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 179,287,052 and 178,557,086 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	691	676
Accumulated other comprehensive loss	(72)	(37)
Retained earnings	466	706
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,085	1,345
Non-controlling interests	4	4
Total equity	1,089	1,349
Total liabilities and equity	$6,051	$6,395

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Equity

(In millions, except per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Earnings	Interests	Equity
For the Three Months Ended September 30, 2023
Balance as of June 30, 2023	178.4	$—	$660	$(71)	$693	$3	$1,285
Net income	—	—	—	—	29	1	30
Other comprehensive loss, net of income taxes	—	—	—	(2)	—	—	(2)
Equity based compensation	—	—	9	—	—	—	9
Vesting of restricted stock units, net of tax withholdings	0.1	—	—	—	—	—	—
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of September 30, 2023	178.5	$—	$669	$(73)	$704	$4	$1,304

For the Three Months Ended September 30, 2024
Balance as of June 30, 2024	179.3	$—	$685	$(50)	$697	$4	$1,336
Net loss	—	—	—	—	(213)	—	(213)
Other comprehensive loss, net of income taxes	—	—	—	(22)	—	—	(22)
Equity based compensation	—	—	6	—	—	—	6
Dividends declared - common shareholders ($0.10 per share)	—	—	—	—	(18)	—	(18)
Balance as of September 30, 2024	179.3	$—	$691	$(72)	$466	$4	$1,089

For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	177.9	$—	$647	$(102)	$1,003	$5	$1,553
Net (loss) income	—	—	—	—	(244)	2	(242)
Other comprehensive income, net of income taxes	—	—	—	29	—	—	29
Equity based compensation	—	—	24	—	—	—	24
Vesting of restricted stock units, net of tax withholdings	0.6	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.30 per share)	—	—	—	—	(55)	—	(55)
Dividends declared - non-controlling interests	—	—	—	—	—	(2)	(2)
Disposal of subsidiary	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2023	178.5	$—	$669	$(73)	$704	$4	$1,304

For the Nine Months Ended September 30, 2024
Balance as of December 31, 2023	178.6	$—	$676	$(37)	$706	$4	$1,349
Net (loss) income	—	—	—	—	(185)	2	(183)
Other comprehensive loss, net of income taxes	—	—	—	(35)	—	—	(35)
Equity based compensation	—	—	19	—	—	—	19
Vesting of restricted stock units, net of tax withholdings	0.7	—	(4)	—	—	—	(4)
Dividends declared - common shareholders ($0.30 per share)	—	—	—	—	(55)	—	(55)
Dividends declared - non-controlling interests	—	—	—	—	—	(2)	(2)
Balance as of September 30, 2024	179.3	$—	$691	$(72)	$466	$4	$1,089

See accompanying notes to the condensed consolidated financial statements.

Pactiv Evergreen Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(183)	$(242)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	234	518
Deferred income taxes	(54)	(67)
Asset impairment and restructuring related non-cash charges (net of reversals)	325	44
Non-cash portion of operating lease expense	63	60
Equity based compensation	19	24
Other non-cash items, net	2	11
Change in assets and liabilities:
Accounts receivable, net	(39)	(10)
Inventories	(14)	183
Accounts payable	87	(42)
Operating lease payments	(63)	(60)
Accrued and other current liabilities	(27)	25
Other assets and liabilities	(45)	9
Net cash provided by operating activities	305	453
Investing Activities:
Acquisition of property, plant and equipment	(152)	(178)
Purchase of investments	(23)	—
Receipt of refundable exclusivity payment	10	—
Other investing activities	12	11
Net cash used in investing activities	(153)	(167)
Financing Activities:
Term loan debt proceeds	372	—
Term loan debt repayments	(795)	(523)
Revolver proceeds	391	—
Revolver repayments	(61)	—
Deferred financing transaction costs	(7)	—
Dividends paid to common shareholders	(54)	(54)
Other financing activities	(14)	(10)
Net cash used in financing activities	(168)	(587)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	1
Decrease in cash, cash equivalents and restricted cash	(19)	(300)
Cash, cash equivalents and restricted cash, including amounts classified as held for sale, as of beginning of the period	187	557
Cash, cash equivalents and restricted cash as of end of the period	$168	$257
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	168	233
Restricted cash classified as other noncurrent assets	—	24
Cash, cash equivalents and restricted cash as of end of the period	$168	$257
Cash paid:
Interest paid, net	148	177
Income taxes paid, net	48	51

Significant non-cash investing and financing activities

During the nine months ended September 30, 2024 and 2023, we recognized operating lease right-of-use assets and lease liabilities of $62 million and $63 million, respectively.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”), a description of other segment items by reportable segment and, if necessary, any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a retrospective basis to all prior periods presented in the financial statements. Although we are still assessing, we expect the adoption of this ASU to result in additional disclosure of certain segment expenses in the footnotes to our consolidated financial statements.

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

Note 2. Restructuring, Asset Impairment and Other Related Charges

Footprint Optimization

On February 29, 2024, we announced the Footprint Optimization, a restructuring plan approved by our Board of Directors to optimize our manufacturing and warehousing footprint that we expect will improve our operating efficiency. We expect to incur capital expenditures of $40 million to $45 million, total cash restructuring charges of $50 million to $65 million and total non-cash charges of $20 million to $40 million, each primarily during 2024 and 2025, to execute our plan. For the three and nine months ended September 30, 2024, we incurred cash charges of $3 million and $11 million, respectively, primarily related to severance and other exit costs. For the three and nine months ended September 30, 2024, we incurred non-cash charges of $1 million and $6 million, respectively, primarily related to accelerated property, plant and equipment depreciation. The estimated ranges of restructuring charges are provisional and include significant management judgments and assumptions that could change materially as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional restructuring charges or impairments.

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

Additionally, the plan included the exploration of strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina extrusion facility (the “Facilities”). Following authorization by our Board of Directors on July 12, 2024, we entered into a definitive agreement to sell the Facilities and associated assets and liabilities to Suzano S.A. (“Suzano”) (the “Mill Transaction”).

The Mill Transaction closed on October 1, 2024. We received preliminary proceeds of $83 million, inclusive of the $10 million exclusivity payment previously received during the second quarter of 2024 and the preliminary calculation of customary adjustments for closing amounts, such as working capital. The exclusivity payment was recorded in other accrued liabilities in the condensed consolidated balance sheet as of September 30, 2024. The proceeds received are subject to finalization of the aforementioned closing adjustments. We also entered into a long-term liquid packaging board supply arrangement with Suzano upon closing of the Mill Transaction.

We classified the assets and liabilities of the Facilities, including an allocated portion of the goodwill associated with the Beverage Merchandising reporting unit, as held for sale as of July 12, 2024. Upon qualifying as held for sale, we measured the disposal group at the lower of its carrying value and its fair value, less costs to sell, and recognized an impairment charge of $314 million. In addition to this charge, we recorded an $8 million goodwill impairment charge related to the disposal group. The operations of the Facilities did not meet the criteria to be presented as discontinued operations. Additionally, we evaluated the assets of our Beverage Merchandising reporting unit that were not allocated to the disposal group for impairment and determined no additional impairment charge was warranted.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The carrying amounts of the major classes of the Facilities’ assets and liabilities classified as held for sale as of September 30, 2024 comprised the following:

As of September 30, 2024
Inventories	$103
Property, plant and equipment, net	301
Other current assets	9
Held for sale valuation allowance	(314)
Total current assets held for sale	$99
Other current liabilities	$(22)
Total current liabilities held for sale	$(22)

As a result of the Beverage Merchandising Restructuring, we incurred charges during the three and nine months ended September 30, 2024, and we estimate we will incur further charges in future periods, as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	Cumulative Charges Incurred to Date	Total Expected Charges(1)(2)
Non-cash:
Accelerated property, plant and equipment depreciation	$3	$9	$283	$286
Mill Transaction impairment charges(3)	322	322	322	322
Other non-cash charges(4)	—	(1)	49	52
Total non-cash charges	$325	$330	$654	$660
Cash:
Severance, termination and related costs	1	2	45	46
Exit, disposal and other transition costs(5)	10	22	125	129
Total cash charges	$11	$24	$170	$175
Total Beverage Merchandising Restructuring charges	$336	$354	$824	$835
(1)
We expect to incur any remaining charges primarily in 2024. These charges include certain estimates that are provisional and include significant management judgments and assumptions that could change materially as we complete the execution of our plans. Actual results may differ from these estimates, and the completion of our plan could result in additional restructuring charges, gains, losses or impairments not reflected above.
(2)
Total cash charges exclude the benefit of any cash proceeds related to sales of any property, plant and equipment that may be disposed of as part of our ongoing restructuring activities. During the year ended December 31, 2023, we received $4 million in cash proceeds and recognized an immaterial gain on the sale of various assets. In addition to the Mill Transaction discussed above, during the nine months ended September 30, 2024, we also received $4 million in proceeds, primarily related to the sale of our Olmsted Falls, Ohio facility that was previously classified as held for sale, resulting in an immaterial gain.
(3)
Mill Transaction impairment charges included a goodwill impairment charge of $8 million related to the Facilities disposal group.
(4)
Other non-cash charges include the write-down of certain spare parts classified as inventories on our condensed consolidated balance sheet, the write-off of scrapped raw materials and certain construction in-progress balances, accelerated amortization expense for certain operating lease right-of-use assets and gains or losses on the sale of various property, plant and equipment.
(5)
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

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The Beverage Merchandising Restructuring charges, Footprint Optimization charges and other restructuring and asset impairment charges (net of reversals) were classified on our condensed consolidated statements of (loss) income as follows by segment:

	Food and Beverage Merchandising	Foodservice	Other	Total
For the Three Months Ended September 30, 2024
Cost of sales(1)	$4	$—	$—	$4
Restructuring, asset impairment and other related charges (net of reversals)(2)	337	(1)	2	338
Total	$341	$(1)	$2	$342

For the Three Months Ended September 30, 2023
Cost of sales	$4	$—	$—	$4
Selling, general and administrative expenses	—	—	—	—
Restructuring, asset impairment and other related charges	24	—	4	28
Total	$28	$—	$4	$32

For the Nine Months Ended September 30, 2024
Cost of sales(1)	$13	$1	$—	$14
Restructuring, asset impairment and other related charges(2)	353	4	4	361
Total	$366	$5	$4	$375

For the Nine Months Ended September 30, 2023
Cost of sales	$298	$—	$—	$298
Selling, general and administrative expenses	4	—	—	4
Restructuring, asset impairment and other related charges	122	—	11	133
Total	$424	$—	$11	$435
(1)
Included $1 million of non-cash charges related to the Footprint Optimization for the three months ended September 30, 2024, all of which was recorded in our Food and Beverage Merchandising segment, and $6 million of non-cash charges related to the Footprint Optimization for the nine months ended September 30, 2024, of which $1 million related to our Foodservice segment and $5 million related to our Food and Beverage Merchandising segment.
(2)
Included $322 million of non-cash impairment charges related to the Mill Transaction for the three and nine months ended September 30, 2024, all related to the Food and Beverage Merchandising segment. Also included $3 million and $11 million of cash charges related to the Footprint Optimization for the three and nine months ended September 30, 2024, of which a $1 million reversal and $4 million of expense related to our Foodservice segment and $4 million and $7 million related to our Food and Beverage Merchandising segment, respectively.

During the nine months ended September 30, 2024, we recorded a non-cash impairment charge of $2 million related to our equity interests in a joint venture located in the Middle East region, which is reported within the Food and Beverage Merchandising operating segment.

During the three months ended September 30, 2024, we recorded cash charges of $2 million for severance related to other corporate overhead restructuring and the resulting reduction in force, which is recorded in Other.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

The following table summarizes the changes to our restructuring liability for the nine months ended September 30, 2024:

	December 31, 2023	Charges to Earnings	Cash Paid	September 30, 2024
Beverage Merchandising Restructuring
Severance, termination and related costs	$9	$2	$(7)	$4
Exit, disposal and other transition costs	30	22	(28)	24
Footprint Optimization
Severance, termination and related costs	—	9	—	9
Exit, disposal and other transition costs	—	2	(1)	1
Other
Severance, termination and related costs	—	2	(2)	—
Total(1)	$39	$37	$(38)	$38
(1)
Comprises $34 million classified within accrued and other current liabilities and $4 million classified within other noncurrent liabilities as of September 30, 2024.

Note 3. Inventories

The components of inventories consisted of the following:

	As of	As of
	September 30, 2024	December 31, 2023
Raw materials	$193	$223
Work in progress	88	67
Finished goods	404	465
Spare parts	75	97
Inventories	$760	$852

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of	As of
	September 30, 2024	December 31, 2023
Land and land improvements	$62	$71
Buildings and building improvements	647	690
Machinery and equipment	3,054	3,669
Construction in progress	169	193
Property, plant and equipment, at cost	3,932	4,623
Less: accumulated depreciation	(2,768)	(3,112)
Property, plant and equipment, net	$1,164	$1,511

Depreciation expense related to property, plant and equipment was recognized in the following components in the condensed consolidated statements of (loss) income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of sales	$54	$62	$171	$448
Selling, general and administrative expenses	6	8	18	25
Total depreciation expense(1)	$60	$70	$189	$473
(1)
For the three and nine months ended September 30, 2024 and 2023, total depreciation expense included $5 million, $14 million, $4 million and $271 million, respectively, of accelerated depreciation expense related to the restructuring programs, substantially all of which was included in cost of sales. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 5. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food and Beverage Merchandising	Total
As of December 31, 2023	$958	$857	$1,815
Reclassification to assets held for sale	—	(8)	(8)
As of September 30, 2024	$958	$849	$1,807

Intangible assets, net consisted of the following:

	As of September 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,060	$(738)	$322	$1,062	$(698)	$364
Trademarks	42	(18)	24	42	(15)	27
Other	7	(7)	—	7	(7)	—
Total finite-lived intangible assets	$1,109	$(763)	$346	$1,111	$(720)	$391
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,722	$(763)	$959	$1,724	$(720)	$1,004

Amortization expense for intangible assets of $15 million and $45 million for each of the three and nine months ended September 30, 2024 and 2023, respectively, was recognized in selling, general and administrative expenses.

Note 6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of	As of
	September 30, 2024	December 31, 2023
Personnel costs	$93	$134
Rebates and credits	64	85
Restructuring costs(1)	34	36
Interest	40	17
Other(2)	141	127
Accrued and other current liabilities	$372	$399
(1)
Restructuring costs related to the Beverage Merchandising Restructuring and the Footprint Optimization. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Other included items such as freight, utilities and property and other non-income related taxes.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 7. Debt

Debt consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Credit Agreement:
U.S. Term Loans	$1,257	$1,680
U.S. Revolving Loans	330	—
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	217	217
8.375% Debentures due 2027	167	167
Other	36	41
Total principal amount of borrowings	3,507	3,605
Deferred debt issuance costs (“DIC”)	(10)	(11)
Original issue discounts, net of premiums (“OID”)	(2)	(8)
	3,495	3,586
Less: current portion	(6)	(15)
Long-term debt	$3,489	$3,571

We were in compliance with all debt covenants during the nine months ended September 30, 2024 and the year ended December 31, 2023.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). As of September 30, 2024, the Credit Agreement comprised the following term and revolving tranches:

	Maturity Date	Drawn	Applicable Interest Rate
Term Tranche
U.S. Term Loans Tranche B-4	September 24, 2028	$1,257	SOFR (floor of 0.000%) + 2.500%
Revolving Tranche(1)
U.S. Revolving Loans	May 1, 2029	$330	SOFR (floor of 0.000%) + 2.500%
(1)
The Revolving Tranche represents a $1,100 million facility. In addition to the value drawn, the facility includes $46 million utilized in the form of letters of credit.

We borrowed $391 million of our Revolving Tranche facility and repaid $61 million plus interest during the first nine months of 2024. On October 31, 2024, we repaid an additional $70 million.

On May 1, 2024, we amended the Credit Agreement to increase the capacity on our Revolving Tranche facility from $250 million to $1,100 million and extend the maturity date to May 1, 2029. We also amended the applicable interest rate and other pricing terms, including by replacing the facility fee with a lower fee on unutilized capacity.

On May 28, 2024, we further amended the Credit Agreement to replace the existing $990 million outstanding U.S. term loans Tranche B-3 with a new upsized $1,330 million tranche of U.S. term loans Tranche B-4. The U.S. term loans Tranche B-4 will mature on September 24, 2028. The $340 million proceeds from upsizing the U.S. term loans, together with the proceeds of a $350 million draw upon our Revolving Tranche facility, were used to prepay in full the $690 million of existing U.S. term loans Tranche B-2 maturing in February 2026. The U.S. term loans Tranche B-4 have a lower interest rate relative to the U.S. term loans Tranche B-2 and B-3 that they replaced. There were no other material changes to the terms of the Credit Agreement as a result of these amendments.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

On September 30, 2024, we repaid $70 million of U.S. term loans Tranche B-4, of which $67 million was considered a prepayment. As a result of this prepayment, we have no further quarterly amortization payments under the U.S. term loans.

The weighted average contractual interest rates related to our U.S. term loans for the nine months ended September 30, 2024 and 2023 were 8.27% and 8.21%, respectively. Including the impact of interest rate swap agreements, which were entered into in the fourth quarter of 2022, the weighted average rates on our U.S. term loans were 7.27% and 7.77% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates. Refer to Note 8, Financial Instruments, for additional details regarding the interest rate swap agreements.

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement to the extent permitted by law. The borrowers and the guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the holders of the Notes (as defined below).

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

The Credit Agreement contains customary covenants restricting us from undertaking certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the Credit Agreement.

Notes

As of September 30, 2024, our outstanding notes were as follows:

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

The respective indentures governing the 4.000% Senior Secured Notes due 2027 (the “4.000% Notes”) and the 4.375% Senior Secured Notes due 2028 (together with the 4.000% Notes, the “Notes”) contain customary covenants restricting us from undertaking certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the respective indentures governing the Notes.

Under the respective indentures governing the Notes, we can, at our option, elect to redeem the Notes under terms and conditions specified in the indentures, and in certain circumstances that would constitute a change in control, the holders of the Notes have the right to require us to repurchase the Notes at a premium.

Pactiv Debentures

As of September 30, 2024, Pactiv LLC, an indirect subsidiary of PTVE, had the following outstanding debentures (together, the “Pactiv Debentures”):

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

The indentures governing the Pactiv Debentures contain a negative pledge clause limiting the ability of Pactiv LLC, subject to certain exceptions, to (i) incur or guarantee debt that is secured by liens on “principal manufacturing properties” (as such term is defined in the indentures governing the Pactiv Debentures) or on the capital stock or debt of Pactiv LLC and (ii) sell and then take an immediate lease back of such principal manufacturing property.

The 8.375% Debentures due 2027 may be redeemed at any time at our option, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium, if any, plus accrued and unpaid interest to the date of the redemption.

Other borrowings

Other borrowings represented finance lease obligations of $36 million and $41 million as of September 30, 2024 and December 31, 2023, respectively.

Scheduled maturities

Below is a schedule of required future repayments on our debt outstanding as of September 30, 2024:

2024	$1
2025	223
2026	6
2027	1,173
2028	1,763
Thereafter	341
Total principal amount of borrowings	$3,507

Fair value of our long-term debt

The fair value of our long-term debt as of September 30, 2024 and December 31, 2023 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement
U.S. Term Loans	$1,255	$1,259	$1,672	$1,687
U.S. Revolving Loans	330	330	—	—
Notes:
4.000% Senior Secured Notes due 2027	995	963	995	942
4.375% Senior Secured Notes due 2028	497	480	496	471
Pactiv Debentures:
7.950% Debentures due 2025	216	224	216	221
8.375% Debentures due 2027	166	178	166	172
Other	36	36	41	41
Total	$3,495	$3,470	$3,586	$3,534

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Interest expense, net

Interest expense, net consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense:
Credit Agreement - Term Loans	$26	$41	$96	$127
Credit Agreement - Revolving Loans	7	—	10	—
Notes	15	15	46	46
Pactiv Debentures	8	8	24	24
Interest income	(1)	(3)	(3)	(10)
Amortization of DIC and OID	1	1	4	3
Loss on extinguishment of debt(1)	—	—	6	—
Realized derivative gains	(3)	(3)	(9)	(6)
Other	3	2	7	4
Interest expense, net	$56	$61	$181	$188
(1)
The loss on extinguishment of debt represented the write-off of unamortized DIC and OID as a result of the Credit Agreement amendment on May 28, 2024.

Note 8. Financial Instruments

We had the following derivative instruments recorded at fair value in our condensed consolidated balance sheets:

	As of September 30, 2024		As of December 31, 2023
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Commodity swap contracts	$—	$(2)	$—	$(6)
Foreign exchange derivatives	1	—	—	—
Interest rate derivatives	1	(5)	6	(6)
Total fair value	$2	$(7)	$6	$(12)
Classification:
Other current assets	$2	$—	$6	$—
Accrued and other current liabilities	—	(6)	—	(5)
Other noncurrent liabilities	—	(1)	—	(7)
Total fair value	$2	$(7)	$6	$(12)

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

During the first quarter of 2024, we began entering into foreign currency exchange forward contracts to reduce our risk from exchange rate fluctuations associated with purchases denominated in a foreign currency. We are exposed to market risk for changes in foreign currency exchange rates due to the global nature of our operations and certain commodity risks. In order to manage these risks, we hedge portions of our forecasted purchases expected to occur within the next twelve months that are denominated in non-functional currencies, with foreign currency forward contracts designated as cash flow hedges. As of September 30, 2024, we had contracts with U.S. dollar equivalent notional amounts of $8 million to exchange the Mexican peso. We believe it is probable that all forecasted cash flow transactions will occur.

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

During the nine months ended September 30, 2024, we recognized an unrealized gain of $1 million within other comprehensive (loss) income for our foreign currency exchange forward contracts. There was no unrealized gain or loss during the three months ended September 30, 2024. As of September 30, 2024, we expected to reclassify $1 million of gains, net of tax, from accumulated other comprehensive (loss) income (“AOCL”) to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

During the three and nine months ended September 30, 2024 and 2023, we recognized realized gains of $3 million, $9 million, $3 million and $6 million, respectively, within interest expense, net and an unrealized loss of $9 million, an unrealized gain of $5 million, an unrealized gain of $8 million and an unrealized gain of $22 million, respectively, within other comprehensive (loss) income for our interest rate derivatives. As of September 30, 2024, we expected to reclassify $3 million of losses, net of tax, from AOCL to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

During the three and nine months ended September 30, 2024, we recognized unrealized gains of $1 million and $3 million, respectively, in cost of sales, for our commodity swap contracts. During the three months ended September 30, 2023, we recognized an unrealized gain of $1 million in cost of sales, for our commodity swap contracts. There was no unrealized gain or loss during the nine months ended September 30, 2023.

The following table provides the detail of outstanding commodity derivative contracts as of September 30, 2024:

Type	Unit of Measure	Contracted Volume	Contracted Price Range	Contracted Date of Maturity
Natural gas swaps	Million BTU	1,530,000	$4.63 - $5.37	Oct 2024 - Dec 2025

Note 9. Employee Benefits

Net periodic benefit income (expense) for our defined benefit pension plans and other post-employment benefit plans consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$—	$—	$—	$(1)
Interest cost	(12)	(13)	(37)	(38)
Expected return on plan assets	12	10	35	30
Amortization of actuarial gains	1	1	3	2
Total net periodic benefit income (cost)	$1	$(2)	$1	$(7)

The service cost components of net periodic benefit expense were recognized in cost of sales and the other components were recognized in non-operating expense, net in the condensed consolidated statements of (loss) income.

Contributions to the Pension Plan for Pactiv Evergreen (“PPPE”) during the year ending December 31, 2024 are expected to be less than $1 million.

On November 1, 2024, using PPPE assets, we completed substantially all of the buy-out of $93 million of the PPPE’s projected benefit obligations. Approximately 2,000 of the PPPE’s approximately 18,000 total participants accepted the buyout, which was offered to term vested participants.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 10. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Loss on sale of businesses and noncurrent assets	$—	$—	$—	$(1)
Other	2	(3)	7	2
Other income (expense), net	$2	$(3)	$7	$1

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 12. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of AOCL:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Currency translation adjustments:
Balance as of beginning of period	$(181)	$(165)	$(163)	$(189)
Currency translation adjustments	(12)	(5)	(30)	19
Other comprehensive (loss) income	(12)	(5)	(30)	19
Balance as of end of period	$(193)	$(170)	$(193)	$(170)
Defined benefit plans:
Balance as of beginning of period	$125	$87	$127	$88
Gain reclassified from AOCL:
Amortization of experience gains	(1)	(1)	(3)	(2)
Other comprehensive loss	(1)	(1)	(3)	(2)
Balance as of end of period	$124	$86	$124	$86
Foreign exchange derivatives:
Balance as of beginning of period	$1	$—	$—	$—
Net derivative gain	—	—	1	—
Other comprehensive income	—	—	1	—
Balance as of end of period	$1	$—	$1	$—
Interest rate derivatives:
Balance as of beginning of period	$5	$7	$(1)	$(1)
Net derivative (loss) gain	(9)	8	5	22
Deferred tax benefit (expense) on net derivative (loss) gain	2	(2)	(2)	(6)
Gain reclassified from AOCL	(3)	(3)	(9)	(6)
Deferred tax expense on reclassification(1)	1	1	3	2
Other comprehensive (loss) income	(9)	4	(3)	12
Balance as of end of period	$(4)	$11	$(4)	$11
AOCL
Balance as of beginning of period	$(50)	$(71)	$(37)	$(102)
Other comprehensive (loss) income	(22)	(2)	(35)	29
Balance as of end of period	$(72)	$(73)	$(72)	$(73)

(1)
Taxes reclassified to income are recorded in income tax benefit (expense).

Note 13. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2024 and 2023 represent our estimate of the annual effective tax rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events which are recorded in the period that they occur.

During the three months ended September 30, 2024, we recognized a tax benefit of $38 million on a loss before tax of $251 million. During the nine months ended September 30, 2024, we recognized a tax benefit of $22 million on a loss before tax of $205 million.

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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

We are under audit by the Internal Revenue Service (“IRS”) and other taxing authorities. The IRS is currently auditing our U.S. income tax returns for 2016-2017. As of September 30, 2024, we have not received any proposed adjustments from taxing authorities that would be material. Although the ultimate timing is uncertain, it is reasonably possible that a reduction of up to $9 million of unrecognized tax benefits could occur within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Note 14. Related Party Transactions

As of September 30, 2024, approximately 77% of our shares were owned by PFL.

Transactions with our related parties are detailed below. All of our related parties are commonly controlled by Mr. Graeme Hart, our controlling shareholder, except for our joint ventures.

	Income (expense) for the Three Months Ended September 30,		Income (expense) for the Nine Months Ended September 30,		Balance Outstanding as of
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Joint ventures
Included in other current assets					$1	$1
Sale of goods and services(1)	$—	$1	$—	$5
Other common controlled entities
Related party receivables					28	35
Sale of goods and services(2)	83	92	246	291
Rental income and transition services agreements(2)	1	3	4	4
Charges(3)	1	1	6	5
Related party payables					(7)	(7)
Purchase of goods(2)(4)	(18)	(21)	(56)	(58)
Charges(3)	(4)	(3)	(14)	(10)
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

Note 15. Equity Based Compensation

The Pactiv Evergreen Inc. Amended and Restated Equity Incentive Plan enables us to grant stock or other equity based compensation awards to our employees (including our senior management), directors and consultants.

Equity based compensation costs were $6 million, $19 million, $9 million and $24 million for the three and nine months ended September 30, 2024 and 2023, respectively, substantially all of which was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the nine months ended September 30, 2024, we granted restricted stock units (“RSUs”) to certain members of management and certain members of our Board of Directors. These RSUs require future service to be provided and generally vest in annual installments over a period of three years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited if the holder is no longer a service provider on the vesting date,

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during the nine months ended September 30, 2024:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	2,707	$10.06
Granted(1)	1,674	12.94
Forfeited	(156)	11.91
Vested	(1,100)	11.99
Non-vested, at September 30	3,125	$10.83

(1)
Included 72 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for shares.

Unrecognized compensation cost related to unvested RSUs as of September 30, 2024 was $12 million, which is expected to be recognized over a weighted average period of 2.1 years. The total vest date fair value of shares that vested during the nine months ended September 30, 2024 was $13 million.

Performance Share Units

During the nine months ended September 30, 2024, we granted performance share units (“PSUs”), which vest on the third anniversary of the grant date, to certain members of management. Based on the achievement of a company performance target during a performance period set by the Compensation Committee of our Board of Directors, upon vesting, the PSUs are exchanged for a number of shares of common stock equal to the number of PSUs multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of performance metrics. If the threshold performance target associated with the PSU award is not achieved, the award is forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited if the holder is no longer a service provider on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during the nine months ended September 30, 2024:

(In thousands, except per share amounts)	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	2,846	$9.52
Granted(1)	915	12.90
Forfeited	(421)	9.59
Non-vested, at September 30	3,340	$10.44

(1)
Included 117 thousand shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for shares.

Unrecognized compensation cost related to unvested PSUs as of September 30, 2024 was $14 million, which is expected to be recognized over a weighted average period of 1.8 years.

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Note 16. Earnings Per Share

(Loss) earnings per share, including a reconciliation of the number of shares used for our (loss) earnings per share calculation, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net (loss) earnings attributable to common shareholders - continuing operations	$(213)	$27	$(185)	$(246)
Less: dividend-equivalents accrued on equity based awards	—	—	(2)	(2)
Net (loss) earnings available to common shareholders - continuing operations	(213)	27	(187)	(248)
Net earnings attributable to common shareholders - discontinued operations	—	2	—	2
Total net (loss) earnings available to common shareholders	$(213)	$29	$(187)	$(246)
Denominator
Weighted average number of shares outstanding - basic	179.9	178.7	179.6	178.5
Effect of dilutive securities	—	1.0	—	—
Weighted average number of shares outstanding - diluted	179.9	179.7	179.6	178.5
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$(1.18)	$0.15	$(1.04)	$(1.39)
Diluted	$(1.18)	$0.15	$(1.04)	$(1.39)
From discontinued operations
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01
Total
Basic	$(1.18)	$0.16	$(1.04)	$(1.38)
Diluted	$(1.18)	$0.16	$(1.04)	$(1.38)

The weighted average number of anti-dilutive potential common shares excluded from the calculation above was 1.4 million and 1.3 million for the three and nine months ended September 30, 2024, respectively, and 0.8 million for the nine months ended September 30, 2023. There were no anti-dilutive potential common shares excluded from the calculation above during the three months ended September 30, 2023.

On November 8, 2024, our Board of Directors declared a dividend of $0.10 per share to be paid on December 13, 2024 to shareholders of record as of December 2, 2024.

Note 17. Segment Information

As of September 30, 2024, we had two reportable segments: Foodservice and Food and Beverage Merchandising. These reportable segments reflect our operating structure and the manner in which our CODM, who is our President and Chief Executive Officer, assesses information for decision-making purposes. The key factors used to identify these reportable segments are the organization of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions. Our reportable segments are described as follows:

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

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
For the Three Months Ended September 30, 2024
Net revenues	$670	$663	$1,333
Intersegment revenues	—	4	4
Total reportable segment net revenues	$670	$667	$1,337
Adjusted EBITDA	$120	$111	$231

For the Three Months Ended September 30, 2023
Net revenues	$675	$704	$1,379
Intersegment revenues	—	8	8
Total reportable segment net revenues	$675	$712	$1,387
Adjusted EBITDA	$117	$130	$247

For the Nine Months Ended September 30, 2024
Net revenues	$1,935	$1,988	$3,923
Intersegment revenues	—	13	13
Total reportable segment net revenues	$1,935	$2,001	$3,936
Adjusted EBITDA	$319	$304	$623

For the Nine Months Ended September 30, 2023
Net revenues	$1,945	$2,289	$4,234
Intersegment revenues	—	78	78
Total reportable segment net revenues	$1,945	$2,367	$4,312
Adjusted EBITDA	$351	$340	$691

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Reportable segment assets consisted of the following:

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
As of September 30, 2024	$1,333	$1,020	$2,353
As of December 31, 2023	1,251	1,511	2,762

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated (loss) income from continuing operations before income taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reportable segment Adjusted EBITDA	$231	$247	$623	$691
Unallocated	(17)	(20)	(58)	(58)
	214	227	565	633
Adjustments to reconcile to GAAP (loss) income from continuing operations before income taxes
Interest expense, net	(56)	(61)	(181)	(188)
Depreciation and amortization (excluding Beverage Merchandising Restructuring and Footprint Optimization related charges)	(70)	(81)	(220)	(247)
Beverage Merchandising Restructuring charges	(336)	(32)	(354)	(435)
Footprint Optimization charges	(4)	—	(17)	—
Other restructuring and asset impairment charges	(2)	—	(4)	—
Loss on sale of businesses and noncurrent assets	—	—	—	(1)
Non-cash pension income (expense)	1	(2)	1	(6)
Unrealized gains on commodity derivatives	1	1	3	—
Foreign exchange losses (gains) on cash	1	(2)	2	(4)
Other	—	—	—	(1)
(Loss) income from continuing operations before tax	$(251)	$50	$(205)	$(249)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of September 30, 2024	As of December 31, 2023
Reportable segment assets(1)	$2,353	$2,762
Unallocated(2)	3,698	3,633
Total assets	$6,051	$6,395
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

Pactiv Evergreen Inc.

Notes to the Condensed Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(Unaudited)

Information in Relation to Products

Net revenues by product line are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Foodservice
Drinkware	$328	$324	$916	$892
Containers	228	233	687	700
Tableware	69	72	200	215
Serviceware and other	45	46	132	138
Food and Beverage Merchandising
Cartons for fresh beverage products	172	177	526	554
Bakery/snack/produce/fruit containers	119	123	359	389
Meat trays	107	108	317	323
Tableware	92	103	276	309
Liquid packaging board	69	68	178	317
Egg cartons	31	33	105	103
Prepared food trays	29	38	85	110
Paper products	—	—	—	74
Other	48	62	155	188
Total reportable segment net revenues	1,337	1,387	3,936	4,312
Other / Unallocated
Other	—	—	—	2
Intersegment eliminations	(4)	(8)	(13)	(78)
Total net revenues	$1,333	$1,379	$3,923	$4,236

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

Our Company

We are a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of on-trend and feature-rich products that protect, package and display food and beverages for today’s consumers. Our products include containers, drinkware (such as hot and cold cups and lids), cartons for fresh refrigerated beverage products, tableware, meat and poultry trays, liquid packaging board, serviceware, prepared food trays and egg cartons. Our products, many of which are made with recycled, recyclable or renewable materials, are sold to a diversified mix of customers, including restaurants, foodservice distributors, retailers, food and beverage producers, packers and processors. Following authorization by our Board of Directors on July 12, 2024, we signed a definitive agreement to sell the facilities that manufacture liquid packaging board. The transaction closed on October 1, 2024. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Business Environment

During 2024, we have experienced moderation in demand for certain of our products, primarily driven by the cumulative effect on consumer spending of sustained high levels of inflation in recent years. While we have not observed a material economic contraction to-date, this dynamic may persist in the near-term, which could result in a continued impact on consumer demand and thus our customers’ purchasing decisions and order patterns.

In recent years, we experienced meaningful input cost inflation and challenging labor market conditions. While the rate of inflation has moderated over the past year, we may continue to see increased price sensitivity from our customers in the near term. However, we believe our pricing strategy provides us with flexibility to manage our market position through cost recovery mechanisms and strategic competitive pricing, among others. In this dynamic environment, we remain focused on servicing our customers, improving manufacturing productivity and optimizing costs across our business.

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

As a component of the Beverage Merchandising Restructuring, we commenced a process to explore strategic alternatives for our Pine Bluff, Arkansas mill and Waynesville, North Carolina extrusion facility (the “Facilities”). Following authorization by our Board of Directors on July 12, 2024, we entered into a definitive agreement to sell those facilities and associated assets and liabilities to Suzano S.A. (“Suzano”) (the “Mill Transaction”).

The Mill Transaction closed on October 1, 2024. We received preliminary proceeds of $83 million, inclusive of the $10 million exclusivity payment previously received during the second quarter of 2024 and the preliminary calculation of customary adjustments for closing amounts, such as working capital. The exclusivity payment was recorded in other accrued liabilities in the condensed consolidated balance sheet as of September 30, 2024. The proceeds received are subject to finalization of the aforementioned closing adjustments. We also entered into a long-term liquid packaging board supply arrangement with Suzano upon closing of the Mill Transaction.

We classified the assets and liabilities of the Facilities, including an allocated portion of the goodwill associated with the Beverage Merchandising reporting unit, as held for sale as of July 12, 2024. Upon qualifying as held for sale, we measured the disposal group at the lower of its carrying value and its fair value, less costs to sell, and recognized an impairment charge of $314 million. In addition to this charge, we recorded an $8 million goodwill impairment charge related to the disposal group. The operations of the Facilities did not meet the criteria to be presented as discontinued operations.

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

We present Adjusted EBITDA from continuing operations because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, make strategic decisions and incentivize and reward our employees. Accordingly, we believe that Adjusted EBITDA from continuing operations provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and Board of Directors. We also believe that using Adjusted EBITDA from continuing operations facilitates operating performance comparisons on a period-to-period basis because it excludes variations primarily caused by changes in the items noted above. In addition, our CODM, who is our President and Chief Executive Officer, uses Adjusted EBITDA from continuing operations of each reportable segment to evaluate the operating performance of such segments.

Our use of Adjusted EBITDA from continuing operations has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Instead, you should consider it alongside other financial performance measures, including our net (loss) income from continuing operations and other GAAP results. In addition, in evaluating Adjusted EBITDA from continuing operations, you should be aware that in the future we will incur expenses such as those that are the subject of adjustments made in deriving Adjusted EBITDA from continuing operations, and you should not infer from our presentation of Adjusted EBITDA from continuing operations that our future results will not be affected by these expenses or any unusual or non-recurring items. The following is a reconciliation of our net (loss) income from continuing operations, the most directly comparable GAAP financial measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Net (loss) income from continuing operations (GAAP)	$(213)	$28	$(183)	$(244)
Income tax (benefit) expense	(38)	22	(22)	(5)
Interest expense, net	56	61	181	188
Depreciation and amortization (excluding Beverage Merchandising Restructuring and Footprint Optimization related charges)	70	81	220	247
Beverage Merchandising Restructuring charges(1)	336	32	354	435
Footprint Optimization charges(2)	4	—	17	—
Other restructuring and asset impairment charges(3)	2	—	4	—
Loss on sale of businesses and noncurrent assets	—	—	—	1
Non-cash pension (income) expense(4)	(1)	2	(1)	6
Unrealized gains on commodity derivatives	(1)	(1)	(3)	—
Foreign exchange (gains) losses on cash	(1)	2	(2)	4
Other	—	—	—	1
Adjusted EBITDA from continuing operations (Non-GAAP)	$214	$227	$565	$633

(1)
Reflects charges related to the Beverage Merchandising Restructuring including $322 million of non-cash Mill Transaction impairment charges recorded during the three and nine months ended September 30, 2024. Also includes $3 million, $9 million, $4 million and $271 million of accelerated depreciation expense during the three and nine months ended September 30, 2024 and 2023, respectively. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects charges related to the Footprint Optimization, including $2 million and $5 million of accelerated depreciation expense during the three and nine months ended September 30, 2024, respectively. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(3)
Reflects other restructuring and asset impairment charges not related to the Beverage Merchandising Restructuring or the Footprint Optimization. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(4)
Reflects the non-cash pension (income) expense related to our employee benefit plans. Refer to Note 9, Employee Benefits, for additional details.

Results of Operations

Three Months Ended September 30, 2024 and 2023

Consolidated Results

	For the Three Months Ended September 30,
(In millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$1,250	94%	$1,286	93%	$(36)	(3)%
Related party net revenues	83	6%	93	7%	(10)	(11)%
Total net revenues	1,333	100%	1,379	100%	(46)	(3)%
Cost of sales	(1,078)	(81)%	(1,098)	(80)%	20	2%
Gross profit	255	19%	281	20%	(26)	(9)%
Selling, general and administrative expenses	(115)	(9)%	(137)	(10)%	22	16%
Restructuring, asset impairment and other related charges	(338)	(25)%	(28)	(2)%	(310)	NM
Other income (expense)	2	—%	(3)	—%	5	NM
Operating (loss) income from continuing operations	(196)	(15)%	113	8%	(309)	NM
Non-operating income (expense)	1	—%	(2)	—%	3	NM
Interest expense, net	(56)	(4)%	(61)	(4)%	5	8%
(Loss) income from continuing operations before tax	(251)	(19)%	50	4%	(301)	NM
Income tax benefit (expense)	38	3%	(22)	(2)%	60	NM
(Loss) income from continuing operations	(213)	(16)%	28	2%	(241)	NM
Income from discontinued operations, net of income taxes	—	—%	2	—%	(2)	NM
Net (loss) income	(213)	(16)%	30	2%	(243)	NM
Adjusted EBITDA from continuing operations(1)	$214	16%	$227	16%	$(13)	(6)%

NM indicates that the calculation is “not meaningful”.

(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from continuing operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	FX	Total
Total net revenues	2%	(5)%	—%	(3)%
By reportable segment:
Foodservice	1%	(2)%	—%	(1)%
Food and Beverage Merchandising	3%	(8)%	(1)%	(6)%

Total Net Revenues. Total net revenues for the three months ended September 30, 2024 decreased by $46 million, or 3%, to $1,333 million compared to the prior year period. The decrease was primarily due to lower sales volume, partially offset by favorable pricing in the Foodservice segment, largely due to the pass through of higher material costs, and favorable product mix in the Food and Beverage Merchandising segment. Lower sales volume was mostly due to a focus on value over volume in the Food and Beverage Merchandising segment and the broader demand environment.

Cost of Sales. Cost of sales for the three months ended September 30, 2024 decreased by $20 million, or 2%, to $1,078 million compared to the prior year period. The decrease was primarily due to lower sales volume, partially offset by higher manufacturing and material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2024 decreased by $22 million, or 16%, to $115 million compared to the prior year period. The decrease was primarily due to lower incentive based compensation costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the three months ended September 30, 2024 increased by $310 million to $338 million compared to the prior year period. The expense for both periods is primarily related to activities associated with the Beverage Merchandising Restructuring, with the current period including an impairment charge of $322 million related to the Mill Transaction. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income (Expense), Net. Other income, net, for the three months ended September 30, 2024 was $2 million of income compared to $3 million of expense in the prior year period. Refer to Note 10, Other Income, Net, for additional details.

Non-operating Income (Expense), Net. Non-operating income, net, for the three months ended September 30, 2024 was $1 million of income compared to $2 million of expense in the prior year period. Refer to Note 9, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the three months ended September 30, 2024 decreased by $5 million, or 8%, to $56 million, compared to the prior year period. The decrease was due to a reduction in total debt outstanding compared to the prior period and a lower interest rate on our floating rate debt as a result of our Credit Agreement amendments. Refer to Note 7, Debt, for additional details.

Income Tax Benefit (Expense). During the three months ended September 30, 2024, we recognized a tax benefit of $38 million on loss from continuing operations before tax of $251 million, compared to a tax expense of $22 million on income from continuing operations before tax of $50 million for the prior year period. The effective tax rate for both periods was driven primarily by the inability to recognize a tax benefit on all interest expense.

(Loss) Income from Continuing Operations. (Loss) income from continuing operations for the three months ended September 30, 2024 was a loss of $213 million compared to income of $28 million for the three months ended September 30, 2023. The change was primarily due to the $322 million Mill Transaction impairment charge. The change also reflects a $60 million decrease in tax expense primarily as a result of the aforementioned impairment charge.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the three months ended September 30, 2024 decreased by $13 million, or 6%, to $214 million compared to the prior year period. The decrease was primarily attributable to higher manufacturing costs and lower sales volume, partially offset by lower incentive based compensation costs, favorable product mix in the Food and Beverage Merchandising segment and favorable pricing, net of material costs passed through, in the Foodservice segment.

Segment Information

Foodservice

	For the Three Months Ended September 30,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$670	$675	$(5)	(1)%
Segment Adjusted EBITDA	$120	$117	$3	3%
Segment Adjusted EBITDA margin(1)	18%	17%
(1)
For each segment, segment Adjusted EBITDA margin is calculated as segment Adjusted EBITDA divided by total segment net revenues.

Total Segment Net Revenues. Foodservice total segment net revenues for the three months ended September 30, 2024 decreased by $5 million, or 1%, to $670 million compared to the prior year period. The decrease was mainly due to lower sales volume, partially offset by favorable pricing, largely due to the pass through of higher material costs. Lower sales volume was largely due to the broader demand environment.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the three months ended September 30, 2024 increased by $3 million, or 3%, to $120 million compared to the prior year period. The increase was primarily due to favorable pricing, net of material costs passed through, and lower incentive based compensation costs, partially offset by higher manufacturing costs.

Food and Beverage Merchandising

	For the Three Months Ended September 30,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$667	$712	$(45)	(6)%
Segment Adjusted EBITDA	$111	$130	$(19)	(15)%
Segment Adjusted EBITDA margin	17%	18%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the three months ended September 30, 2024 decreased by $45 million, or 6%, to $667 million compared to the prior year period. The decrease was primarily due to lower sales volume, partially offset by favorable product mix. Lower sales volume was due to a focus on value over volume and the broader demand environment.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the three months ended September 30, 2024 decreased by $19 million, or 15%, to $111 million compared to the prior year period. The decrease was primarily attributable to higher manufacturing costs and lower sales volume, partially offset by favorable product mix and lower incentive based compensation costs.

Nine Months Ended September 30, 2024 and 2023

Consolidated Results

	For the Nine Months Ended September 30,
(In millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$3,677	94%	$3,940	93%	$(263)	(7)%
Related party net revenues	246	6%	296	7%	(50)	(17)%
Total net revenues	3,923	100%	4,236	100%	(313)	(7)%
Cost of sales	(3,224)	(82)%	(3,756)	(89)%	532	14%
Gross profit	699	18%	480	11%	219	46%
Selling, general and administrative expenses	(370)	(9)%	(403)	(10)%	33	8%
Restructuring, asset impairment and other related charges	(361)	(9)%	(133)	(3)%	(228)	(171)%
Other income, net	7	—%	1	—%	6	NM
Operating loss from continuing operations	(25)	(1)%	(55)	(1)%	30	(55)%
Non-operating income (expense)	1	—%	(6)	—%	7	NM
Interest expense, net	(181)	(5)%	(188)	(4)%	7	4%
Loss from continuing operations before tax	(205)	(5)%	(249)	(6)%	44	(18)%
Income tax benefit	22	1%	5	—%	17	NM
Loss from continuing operations	(183)	(5)%	(244)	(6)%	61	25%
Income from discontinued operations, net of income taxes	—	—%	2	—%	(2)	NM
Net loss	(183)	(5)%	(242)	(6)%	59	24%
Adjusted EBITDA from continuing operations(1)	$565	14%	$633	15%	$(68)	(11)%

NM indicates that the calculation is “not meaningful.”

(1)
Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from continuing operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues

	Price/Mix	Volume	Mill Closure	Total
Total net revenues	(1)%	(3)%	(3)%	(7)%
By reportable segment:
Foodservice	—%	(1)%	—%	(1)%
Food and Beverage Merchandising	(2)%	(5)%	(8)%	(15)%

Total Net Revenues. Total net revenues for the nine months ended September 30, 2024 decreased by $313 million, or 7%, to $3,923 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill during the second quarter of 2023, lower sales volume and unfavorable product mix. Lower sales volume was mainly due to a focus on value over volume in the Food and Beverage Merchandising segment and the broader demand environment.

Cost of Sales. Cost of sales for the nine months ended September 30, 2024 decreased by $532 million, or 14%, to $3,224 million compared to the prior year period. The decrease was primarily due to lower charges related to the Beverage Merchandising Restructuring as well as the closure of our Canton, North Carolina mill and lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2024 decreased by $33 million, or 8%, to $370 million compared to the prior year period. The decrease was primarily due to lower incentive based compensation costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the nine months ended September 30, 2024 increased by $228 million to $361 million compared to the prior year period. The expense in both periods is primarily related to activities associated with the Beverage Merchandising Restructuring, with the current period including a $322 million impairment charge related to the Mill Transaction. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Other Income, Net. Other income, net, for the nine months ended September 30, 2024 increased by $6 million to $7 million compared to the prior year period. Refer to Note 10, Other Income, Net, for additional details.

Non-operating Income (Expense), Net. Non-operating expense, net, for the nine months ended September 30, 2024 was $1 million of income compared to $6 million of expense in the prior year period. Refer to Note 9, Employee Benefits, for additional details.

Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 2024 decreased by $7 million, or 4%, to $181 million, compared to the prior year period. The decrease was primarily due to a reduction in total debt outstanding, partially offset by a $6 million loss on extinguishment of debt during the current period. Refer to Note 7, Debt, for additional details.

Income Tax Benefit. During the nine months ended September 30, 2024, we recognized a tax benefit of $22 million on loss from continuing operations before tax of $205 million, compared to a tax benefit of $5 million on a loss from continuing operations before tax of $249 million for the prior year period. The effective tax rate for both periods was driven primarily by the inability to recognize a tax benefit on all interest expense.

Loss from Continuing Operations. Loss from continuing operations for the nine months ended September 30, 2024 was $183 million compared to $244 million in the prior year period. The change included a $219 million increase in gross profit, primarily due to accelerated depreciation expense from the Beverage Merchandising Restructuring incurred in the prior year period, partially offset by lower sales volume in the current period for the reasons discussed above. The change also included a $322 million impairment charge due to the Mill Transaction, and a $33 million decrease in selling, general and administrative expenses, for the reasons discussed above.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2024 decreased by $68 million, or 11%, to $565 million compared to the prior year period. The decrease reflects higher manufacturing costs, lower sales volume and unfavorable product mix in the Foodservice segment, partially offset by lower material costs in the Food and Beverage Merchandising segment and lower incentive based compensation costs.

Segment Information

Foodservice

	For the Nine Months Ended September 30,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$1,935	$1,945	$(10)	(1)%
Segment Adjusted EBITDA	$319	$351	$(32)	(9)%
Segment Adjusted EBITDA margin	16%	18%

Total Segment Net Revenues. Foodservice total segment net revenues for the nine months ended September 30, 2024 decreased by $10 million to $1,935 million compared to the prior year period. The decrease was primarily due to unfavorable product mix and lower sales volume, partially offset by favorable pricing, largely due to the pass through of higher material costs.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the nine months ended September 30, 2024 decreased by $32 million, or 9%, to $319 million compared to the prior year period. The decrease was primarily due to higher manufacturing costs and unfavorable product mix, partially offset by favorable pricing, net of material costs passed through.

Food and Beverage Merchandising

	For the Nine Months Ended September 30,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$2,001	$2,367	$(366)	(15)%
Segment Adjusted EBITDA	$304	$340	$(36)	(11)%
Segment Adjusted EBITDA margin	15%	14%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the nine months ended September 30, 2024 decreased by $366 million, or 15%, to $2,001 million compared to the prior year period. The decrease was primarily due to the closure of our Canton, North Carolina mill, lower sales volume and unfavorable pricing, mostly due to the pass through of lower material costs.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the nine months ended September 30, 2024 decreased by $36 million, or 11%, to $304 million compared to the prior year period. The decrease reflects higher manufacturing costs, lower sales volume and unfavorable pricing, net of material costs passed through, partially offset by lower incentive based compensation costs.

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

Cash flows

Our cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	For the Nine Months Ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities	$305	$453
Net cash used in investing activities	(153)	(167)
Net cash used in financing activities	(168)	(587)
Effect of exchange rate on cash, cash equivalents and restricted cash	(3)	1
Net decrease in cash, cash equivalents and restricted cash	$(19)	$(300)

Net cash outflows decreased by $281 million, or 94%, compared to the prior year period primarily due to a decrease in cash used in financing activities driven by $515 million of early debt repayments and repurchases in the prior year period, partially offset by lower net cash provided by operating activities. Net cash provided by operating activities decreased primarily due to lower income from operations and changes in working capital, including a reduction in inventory during the prior period.

During the nine months ended September 30, 2024, our primary source of cash was $305 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations, partially offset by $148 million of cash interest payments and $48 million of cash taxes. Our primary uses of cash were $152 million of capital expenditures, $67 million of early term loan debt repayments and $54 million of dividends paid.

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

Dividends

During each of the nine months ended September 30, 2024 and 2023, we paid cash dividends of $54 million. On November 8, 2024, our Board of Directors declared a dividend of $0.10 per share to be paid on December 13, 2024 to shareholders of record as of December 2, 2024.

Our Credit Agreement and Notes limit our ability to make dividend payments, subject to specified exceptions. Our Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on our operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of September 30, 2024, we had $3,507 million of total principal amount of borrowings. Refer to Note 7, Debt, for additional details. Of our total debt, $1,587 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement. As of September 30, 2024, $587 million of the total $1,587 million of variable interest rate indebtedness was not hedged by an interest rate swap, and any additional interest rate swaps into which we enter may not fully mitigate our remaining interest rate risk.

During the nine months ended September 30, 2024, we borrowed $391 million of our Revolving Tranche facility and repaid $61 million plus interest. On October 31, 2024, we repaid an additional $70 million.

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

On September 30, 2024, we repaid $70 million of U.S. term loans Tranche B-4, of which $67 million was considered a prepayment. As a result of this prepayment, we have no further quarterly amortization payments under the U.S. term loans.

As of September 30, 2024, the SOFR-based reference rate was 4.85%.

Based on the one-month SOFR as of September 30, 2024, and including the impact of our interest rate swap agreements, our 2024 annual cash interest obligations on our borrowings are expected to be approximately $220 million.

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

Liquidity and working capital

Our liquidity position is summarized in the table below:

	As of	As of
(In millions, except for current ratio)	September 30, 2024	December 31, 2023
Cash and cash equivalents(1)	$168	$164
Availability under revolving credit facility	724	201
	$892	$365
Working capital(2)	790	793
Current ratio	1.9	2.0
(1)
Excluded $21 million of restricted cash classified as other noncurrent assets as of December 31, 2023.
(2)
Included $99 million of assets and $22 million of liabilities classified as held for sale as of September 30, 2024, and $4 million of assets classified as held for sale as of December 31, 2023.

As of September 30, 2024, we had $168 million of cash and cash equivalents on-hand. We also had $724 million available under our revolving credit facility, net of $46 million utilized in the form of letters of credit under the facility. Our next debt maturity is $217 million of Pactiv Debentures due in December 2025, excluding finance lease obligations.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. The increased liquidity for the nine months ended September 30, 2024 was primarily due to the amendment to our Credit Agreement increasing the availability under our Revolving Tranche facility. We currently anticipate making cash payments between $240 million and $250 million in the aggregate for capital expenditures during 2024.

During the nine months ended September 30, 2024, our working capital was consistent with the prior year period. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may continue to utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Except as noted below, there have been no material changes to our market risk during the nine months ended September 30, 2024. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Foreign Currency Exchange Rate Risk

As a result of our operations in Mexico, we are exposed to foreign currency exchange risk arising from certain transactions and related assets and liabilities denominated in U.S. dollars instead of the Mexican peso.

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. As of September 30, 2024, we had contracts with U.S. dollar equivalent notional amounts of $8 million to exchange the Mexican peso in order to hedge certain U.S. dollar purchases of inventory.

A 10% increase or decrease in the spot rate used to value the forward exchange contracts, applied as of September 30, 2024, would have resulted in a change of $1 million in the unrealized gain recognized in the condensed consolidated statement of comprehensive (loss) income.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference in, this report:

Incorporated by Reference
Exhibit	Exhibit Title	Filed Herewith	Furnished Herewith	Form	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant and Certificate of Amendment thereto.			10-Q	3.1	July 31, 2024
3.2	Amended and Restated Bylaws of the Registrant.			8-K	3.2	Sept. 21, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Jonathan H. Baksht
Chief Financial Officer (principal financial officer and principal accounting officer)
November 12, 2024