Form 10-K
period 2024-12-31
Pactiv Evergreen Inc.
filed 2025-02-25
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 28, 2024, was $453,012,703.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2025 was 180,630,534.

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

Pactiv Evergreen Inc.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, anticipated trends in our business and anticipated growth in the markets served by our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors.” You should specifically consider the numerous risks outlined under “Risk Factors.” These risks include, among others, those related to:

•
the possibility that our previously-announced merger with Novolex Holdings, LLC, which we refer to as the Merger, might not be completed within the expected timeframe or at all;
•
disruptions associated with the announcement and pendency of the Merger, including interim covenants applicable to us;
•
the fact that the consideration payable to our stockholders in connection with the Merger will not be adjusted if the value of our business or assets changes before the Merger closes and our inability to pursue alternatives to the Merger;
•
the significant costs that we will incur in connection with the Merger;
•
litigation that may be filed against us challenging the Merger;
•
the fact that our directors and executive officers have interests in the Merger that may be different from or in addition to those of our other stockholders;
•
fluctuations in raw material, energy and freight costs;
•
failure to maintain satisfactory relationships with our major customers;
•
the global macroeconomic environment, including inflation, consumer demand, global supply chain challenges, trade relations and other macroeconomic and geopolitical issues;
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
our Footprint Optimization plan;
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

PART I

Item 1. Business

General

Pactiv Evergreen is a leading manufacturer and distributor of fresh foodservice and food merchandising products and fresh beverage cartons in North America. We produce a broad range of products that protect, package and display fresh food and beverages for consumers who want to eat or drink fresh, prepared or ready-to-eat food and beverages conveniently and with confidence. We supply our products to a broad and diversified mix of companies, including full service restaurants (also referred to as FSRs), quick service restaurants (also referred to as QSRs), foodservice distributors, supermarkets, grocery and healthy eating retailers, other food stores, food and beverage producers and food processors. We operate primarily in North America. The terms “Pactiv Evergreen,” the “Company,” “we,” “us” and “our” are used to refer collectively to Pactiv Evergreen Inc. and its subsidiaries.

Merger Agreement

On December 9, 2024, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Novolex Holdings, LLC, which we refer to as Novolex, and Alpha Lion Sub, Inc., a wholly-owned subsidiary of Novolex, which we refer to as Merger Sub. Subject to the terms and conditions of the Merger Agreement, Novolex agreed to acquire Pactiv Evergreen for $18.00 per issued and outstanding share of our common stock, par value $0.001 per share, which we refer to as the Shares, in an all-cash transaction. Later on December 9, 2024, following the execution and delivery of the Merger Agreement, Packaging Finance Limited, a New Zealand company, which held Shares representing a majority of the voting power of the outstanding Shares, delivered a written consent, adopting the Merger Agreement as required by Delaware law. As a result, no further approval of the stockholders of the Company is required to adopt the Merger Agreement or approve the Merger, which we define below.

Pursuant to the Merger Agreement, following consummation of the merger of Merger Sub with and into Pactiv Evergreen, which we refer to as the Merger, the Company will be a wholly-owned subsidiary of Novolex. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger, which we refer to as the Effective Time. We do not believe that these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

Novolex will be required to pay us a reverse termination fee of $236 million under specified circumstances, including termination of the Merger Agreement if Novolex or Merger Sub breach or fail to perform any of their respective representations, warranties, covenants or agreements set forth in the Merger Agreement, which breach or failure to perform would result in the failure of certain conditions that cannot be cured by the earlier of the outside date of the Merger Agreement and 30 days after receipt of notice of such breach or failure, so long as the Company is not in material breach of its covenants or agreements.

The consummation of the Merger remains subject to customary closing conditions, including receipt of certain regulatory approvals.

For additional information related to the Merger Agreement, please refer to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission, or the SEC, on January 10, 2025, and other relevant materials in connection with the proposed transaction with Novolex that we will file with the SEC and that will contain important information about the Company and the Merger.

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
•
Food and Beverage Merchandising. Our Food and Beverage Merchandising segment manufactures products that protect and attractively display food and beverages while preserving freshness. Food and Beverage Merchandising products include cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets, clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and egg cartons. Food and Beverage Merchandising also manufactures and supplies integrated fresh carton systems, which include printed cartons, spouts and filling machinery. Prior to October 2024, it also produced fiber-based liquid packaging board for its internal requirements and to sell to other fresh beverage carton manufacturers.

The pie charts below show the breakdown of our net external revenues from continuing operations for fiscal years 2024, 2023 and 2022 by our segments.

(1) Other represents residual businesses that do not represent a reportable segment.

The pie charts below show the breakdown of our net revenues from continuing operations for fiscal years 2024, 2023 and 2022 by our products.

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

This change in segments occurred as part of a broader restructuring of our legacy Beverage Merchandising segment, which we refer to as the Beverage Merchandising Restructuring. This restructuring involved, among other things:

•
The closure of our Canton, North Carolina mill, which we refer to as the Canton Mill, including the cessation of mill operations, during the second quarter of 2023;
•
The closure of our Olmsted Falls, Ohio converting facility and concurrent reallocation of certain production to our remaining facilities during the second quarter of 2023; and
•
The aforementioned reorganization of our operating and reporting structure to achieve increased efficiencies and related cost savings.

Additionally, the plan included the exploration of strategic alternatives for our Pine Bluff, Arkansas mill and our Waynesville, North Carolina extrusion facility, which we collectively refer to as the Facilities. Following authorization by the Board on July 12, 2024, we entered into a definitive agreement to sell the Facilities and associated assets and liabilities to an affiliate of Suzano S.A., or Suzano, which we refer to as the Pine Bluff Transaction.

The Pine Bluff Transaction closed on October 1, 2024. We received proceeds of $83 million, inclusive of the $10 million exclusivity payment previously received during the second quarter of 2024. We also entered into a long-term liquid packaging board supply agreement with Suzano upon the closing of the Pine Bluff Transaction.

Finally, on January 10, 2025, we completed the sale of the assets and liabilities associated with the Canton Mill, which we refer to as the Canton Transaction.

For additional information related to the Beverage Merchandising Restructuring, including the Pine Bluff Transaction and the Canton Transaction, refer to Note 3, Acquisitions and Dispositions, and Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements and to Recent Developments and Significant Items Affecting Comparability – Beverage Merchandising Restructuring within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•
Profitable growth: Drive profitable growth by effectively balancing where and how we focus our product development, sustainability, innovation and investment efforts to deliver reliable and consistent above market growth in a capital efficient way.
•
Social responsibility: Package a better future, by operating with integrity, conducting business in a responsible manner and giving back to the communities where we live and work.
•
Operational excellence: Drive sustained operating performance and deliver consistently and reliably with lower risks and operating costs than our competition, while maintaining our commitment to quality, service and safety.
•
Enterprise optimization: Optimize our processes and drive strategies for effective change management while advancing our technology.

We rigorously track and measure the progress and results of our initiatives. We are focused on long-term planning and goal-setting strategies as well as our near-term operating results. We believe our strategic initiatives help drive profitable growth and improve our margins. Where appropriate, we also seek to grow our business with targeted acquisitions that enable us to achieve our strategic goals.

Over the last several years, we have focused our business on our core, business-to-business North American foodservice and food and beverage merchandising operations. Before and after our IPO in September 2020, we divested certain of our non-core businesses, and may do so in the future. For example, in 2022, we sold our 50% interest in a joint venture with Naturepak Limited, which is a provider of fresh liquid carton and packaging systems in the Middle East and North Africa region, and our carton packaging and filling machinery businesses in China, Korea and Taiwan. In addition, we divested our remaining closures businesses during the fourth quarter of 2022 and the first quarter of 2023. In 2023, we commenced significant restructuring actions related to our beverage merchandising operations, including the Pine Bluff Transaction in 2024 and the Canton Transaction in 2025. During the fourth quarter of 2024, we also completed the sale of our 50% interest in a joint venture with Ducart, a packaging provider in the Middle East region. For information on divestitures undertaken before our IPO, please refer to the “Corporate Information” section below. For details on divestitures and distributions of certain operations that impacted our results, refer to Note 3, Acquisitions and Dispositions, and Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements.

Customers

We supply our products to a broad and diversified mix of companies, including FSRs, QSRs, foodservice distributors, supermarkets, grocery and healthy eating retailers, other food stores, food and beverage producers, food packers and food processors. Our customers range from large blue-chip multinational companies to national and regional companies to small local businesses. We have developed strong and longstanding relationships with our customers, including many leading restaurants and brands. In 2024 and 2023, one customer in our Foodservice segment accounted for sales representing approximately 10% of our consolidated net revenues. No single customer accounted for more than 10% of our consolidated net revenues in 2022. Our ten largest customers accounted for approximately 44% of net revenues in 2024.

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

Distribution and Marketing

We have a large, well-invested manufacturing base and a hub-and-spoke distribution network in the United States and in the international geographies in which we operate. Most of our assets are in the United States, which allows us to provide an extensive offering of U.S.-manufactured products to our customers. We believe our manufacturing footprint and distribution network provide us a competitive advantage in each of our segments. Our Foodservice segment is the only manufacturer among its competitors in the United States with an extensive nationwide hub-and-spoke distribution network, enabling customers to buy across our entire product offering. The food merchandising operations of our Food and Beverage Merchandising segment is a low cost U.S. manufacturer with well-invested facilities within close proximity to our customer base. We have an unrivalled product offering in the North American foodservice and food merchandising markets and a “one-face-to-the-customer” service model. This service model uses one sales representative per account to produce one order with multiple SKUs supported by one customer service representative who is responsible for one shipment with one invoice. We believe that the beverage merchandising operations of our Food and Beverage Merchandising segment is well positioned in the United States as a manufacturer of both fresh beverage cartons and filling machinery, which we believe allows us to provide excellent customer service.

We have made manufacturing flexibility a priority in our investment of capital. We are able to offer substrates and product lines to match changing market needs efficiently and at low cost. This enables us to scale production in response to the requirements of our customers and trends in the market, including, for example, increasing our use of recycled and recyclable material to produce a greater number of sustainable products. We have strategically invested in flexible manufacturing assets that can be quickly converted to produce alternative products. Our broad manufacturing base includes approximately 1,100 production lines.

As of December 31, 2024, our Foodservice segment had 22 manufacturing plants, and our Food and Beverage Merchandising segment had 28 manufacturing plants, including 5 U.S. beverage carton manufacturing plants. Both segments share the use of 36 warehouses and 7 regional mixing centers. Food and Beverage Merchandising also had one filling machinery plant. Each of our manufacturing plants is managed by a manufacturing director, and we use lean operating practices and information systems to measure performance against objective metrics and to optimize manufacturing efficiency and reduce cost.

Raw Materials

The primary raw materials used to manufacture our products are plastic resins, paperboard (principally liquid packaging board, cartonboard and cupstock) and fiber (principally recycled newsprint). We also use energy, including fuel oil, electricity and natural gas, steel and commodity chemicals, to manufacture our products. We purchase most of our raw materials based on negotiated rates with suppliers, which are tied to published indices. Typically, we do not enter into long-term purchase contracts that provide for fixed quantities or prices for our principal raw materials.

Resin prices have historically fluctuated based on changes in supply and demand, the price of energy and the impact of extreme weather conditions and the demand for other end uses. Tariffs, trade sanctions and other disruptions in international commerce can also affect the cost of our raw materials.

We mitigate the impact of increased commodity costs principally through higher product pricing and manufacturing and overhead cost control. Many of the customer pricing agreements that our segments enter into contain raw material cost pass-through mechanisms that adjust prices to reflect the impact of changes in raw material costs. Generally, the contractual price adjustments do not occur simultaneously with commodity price fluctuations, but rather on a mutually agreed-upon schedule, which often causes a lead-lag effect, during which margins are negatively impacted in the short term when raw material costs increase and positively impacted in the short term when raw material costs decrease. The average lag time in implementing raw material cost pass-through mechanisms is approximately three months. From time to time, we may also use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials, but we do not fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs.

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

We have significant intellectual property and proprietary know-how. As of December 31, 2024, we held more than 200 patents related to product design, utility and material formulations.

Our primary focus areas for product innovation are developing packaging with useful new features, engineering new materials that improve the performance of our products and commercializing new environmentally-friendly packaging. Both consumer preferences and customer requirements continually evolve, and we strive to develop useful new features and products to meet those needs. Through our longstanding customer relationships, we gain valuable insight into our customers’ needs and are able to identify, engineer and develop optimal products for them. Functionality, quality, material savings, brand marketing, sustainability and safety are key drivers in our product development. Examples of our product innovations include reclosable beverage cartons, strawless lids, compostable plates and recycled polyethylene terephthalate “RPET” containers.

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

In 2024, 2023 and 2022, we spent a total of $36 million, $45 million and $33 million, respectively, on research and development efforts. We have dedicated technology and innovation facilities, and we employ personnel focused on product development, material innovation and process improvement. Our material science expertise and state-of-the-art product design and testing capabilities enable us to engineer high-performing materials and create new and innovative products to meet the requirements of our customers and the preferences of consumers as well as to increase food safety. We use our material science expertise to focus on sustainability, performance and material savings. We have industry-leading innovation centers where, among other things, we develop innovative resin blending and compounding formulations and processes and new engineered materials using paper/fiber substrates, which have on-site design, testing, prototyping and production capabilities. These unique material and product design capabilities allow us to partner with our customers to rapidly develop and commercialize new and innovative solutions that further increase the value we provide our customers.

Regulation

Our business is subject to regulations governing products that may contact food in all the countries in which we have operations. Future regulatory and legislative changes can affect the economics of our business activities, lead to changes in operating practices, affect our customers and influence the demand for and the cost of providing products and services to our customers. We have implemented compliance programs and procedures designed to achieve compliance with applicable laws and regulations, and believe these programs and procedures are generally effective. Our production facilities are independently audited for adherence to good manufacturing practices. As of December 31, 2024, 31 of our manufacturing facilities have achieved British Retail Consortium certification for meeting globally-recognized standards related to food safety and quality, and another five manufacturing facilities have received Safe Quality Food certification. Four additional manufacturing facilities are certified in accordance with FSSC 22000, another food safety certification scheme. The remaining sites—10 manufacturing and 14 warehouse facilities—are certified following food safety and supplier assurance audits conducted by the National Sanitation Foundation.

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

In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. For example, in 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalating recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time, which resulted in an effective ban on polystyrene foam foodservice products beginning on January 1, 2025. Additional legislation of this type has included banning certain types of materials or products, mandating certain recycling rates and imposing fees or taxes on packaging material, which could increase our compliance costs and adversely affect our business.

Moreover, as environmental issues, such as climate change, have become more prevalent, governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the U.S. Congress has in the past considered legislation to reduce emissions of greenhouse gases. In addition, the Environmental Protection Agency regulates certain greenhouse gas emissions under existing laws such as the Clean Air Act. A number of states and local governments in the United States, most notably California, have also implemented, or announced their intentions to implement, their own programs to reduce greenhouse gases. These initiatives may cause us to incur additional direct costs in complying with any new environmental legislation or regulations, such as costs to upgrade or replace equipment, as well as increased indirect costs that could get passed through to us resulting from our suppliers and customers also incurring additional compliance costs.

We have programs across our businesses to ensure we remain in compliance with all applicable laws and regulations. For a more detailed description of the various laws and regulations that affect our business, refer to the “Legal, Regulatory and Compliance Risks” section in Item 1A, Risk Factors.

Environmental

Sustainable Products

Delivering sustainable products essential to consumers is at the heart of what we do. Proper packaging is a crucial component of the food and beverage industry and facilitates today’s on-the-go lifestyle. Our packaging protects food from contamination and helps reduce the spread of disease and decrease the likelihood of foodborne illnesses, providing our communities with important protection. Our packaging helps food remain fresh during transport, extends shelf-life in stores and in consumers’ homes and helps reduce food waste at every step. Additionally, our packaging supports long-term, sustainable business practices, offering cost-effective solutions and saving on equipment, supplies, labor and storage space.

Our material scientists, engineers, new product development, sustainability, procurement and commercialization teams are working together to develop materials and products that meet the changing needs of our customers. Whether these changing needs are driven by consumer preference, internal goals or regulatory compliance, we have the tools to offer sustainable alternatives across nearly all of our products and categories and develop innovative products supporting our customers’ needs.

For example, our SmartPour™ line of pourable and resealable packaging, launched in 2024, can be conveniently recycled by consumers in one easy step, comparing favorably to the traditional bag-in-box offering. In 2024, we also introduced Reduced Density Polypropylene trays, recognized by the Association of Plastic Recyclers as meeting the highest criteria in the APR Design® Guide for Plastics Recyclability.

We offer products made from seven different types of sustainable substrates and nearly all are made in North America. Our materials include a wide range of renewable, plant-based bio-resin and fiber-based options, as well as recycled materials. As of December 31, 2024, nine of our facilities have earned International Sustainability and Carbon Certification (“ISCC”) PLUS certifications, which allow us to track and verify certain recycled and/or renewable feedstocks.

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

Sustainable Operations

As part of our commitment to sustainable operations, in 2024 we published our targets to reduce Scope 1 and 2 emissions by 42% and Scope 3 emissions by 25%, both from a 2022 baseline. These targets align with current climate science and the Paris Agreement’s goals. Building on the progress we have made with changes reducing the emissions of our operating footprint, we intend to leverage innovative energy efficiency projects, increase our use and support of renewable energy and engage our supply chain partners to reduce their carbon footprints as well.

In addition to reducing greenhouse gas emissions, we are focused on responsible water usage and management. We perform an annual water risk assessment using data for from the Water Resource Institute to analyze water basins surrounding our facilities and prioritize higher risk areas and water management initiatives. Additionally, we have implemented regular water testing to better understand and mitigate the impacts of our water consumption.

Leveraging the results of a comprehensive company-wide waste analysis, we have also taken significant steps to enhance our operational waste management practices. By engaging closely with waste management partners, we have been able to refine our waste reporting mechanisms, ensuring greater accuracy and transparency. These efforts have not only improved our current waste handling processes but also laid the groundwork for future waste-related process improvements. Our ongoing commitment to waste reduction and sustainable practices underscores our dedication to minimizing environmental impact and promoting a circular economy.

For Pactiv Evergreen, a sustainable supply of fiber is essential in order to manufacture fiber-based products. All of the virgin paper and paperboard purchased to make our products are certified to meet at least one of three internationally-recognized fiber sourcing standards. Our applicable North American facilities have chain-of-custody certifications from independent certifiers to support customers’ increasing demands for chain-of-custody certified fiber. In 2024, we added additional chain-of-custody facility certifications to manage recycled fiber.

Human Capital Resources

Our people are our greatest asset, and we are focused on improving how we celebrate our employees and provide them with the support they need.

As of December 31, 2024, we employed approximately 14,000 people globally. We support our employees through recognition, benefits, development opportunities and fair compensation. Approximately 19% of our employees were represented by labor unions as of December 31, 2024. Our operations are subject to various local, national and multinational laws and regulations relating to our relationships with our employees. We are a party to numerous collective bargaining agreements, and we endeavor to renegotiate these collective bargaining agreements on satisfactory terms when they expire.

Workforce Health and Safety

Safety is a core value and affects everything we do. In 2024, we had a total recordable incidence rate of 1.1 compared to the industry average of 2.7, a total lost time restricted time rate of 0.7 compared to the industry average of 1.8 and a total lost workday rate of 0.4 compared to an industry average of 0.9.

Corporate Culture

Our purpose, mission and values represent the principles we honor, the promises we keep and the foundational beliefs we share. They communicate what our customers and shareholders can expect from us and what we can expect of each other. As we grow our brand, we are also mindful of the need to continue building on this values-based leadership. We continue to prioritize building corporate culture around our purpose of Packaging A Better Future and our values to Celebrate People, Do What’s Right, Win Together, Demand Excellence and Own It. We believe our values-driven and people-centric culture supports diversity, innovative thinking, decisiveness and leadership skills — qualities that are essential in our fast-paced environment. We focus on promoting from within for rewarding careers and long-term growth and foster new talent. In 2024, we expanded our internship program, empowering interns through hands-on experiences, while owning projects and delivering solutions to business needs. Interns at Pactiv Evergreen can apply their academic knowledge to the workplace, learn from industry-leading experts across our organization and explore potential opportunities within our organization.

Since 2021, our annual Give Back program has enabled employees and their families to support the communities where they live and work. As a food and beverage packaging company, we believe we are well-positioned to encourage action and assist those facing food insecurity. In 2024, during our Give Back Month of Action, we supported 78 non-profits through over 70 volunteer events, donating approximately 3,700 hours of volunteer service and collecting nearly 160,000 pounds of non-perishable food items for local pantries. Our Give Back grants also support our employees and the causes that matter to them. We believe that the success of our Give Back program demonstrates our employees’ dedication to making a positive impact in our communities.

Talent Development

We are committed to our employees’ success and growth, providing in-depth onboarding, training and ongoing development opportunities throughout their careers. In 2024, key initiatives included rolling out a standardized New Hire Orientation for hourly employees and continuing to expand our Leadership Development programs for front-line and mid-level leaders, with over 1,000 participants completing a program as of December 31, 2024. We also celebrated the graduation of the second cohort of our Inspiring the Pack program, a senior executive-nominated program focused on personal growth, career advancement and peer networking for 23 high-potential leaders. Finally, we completed a pilot program to standardize hourly operator certifications, supporting career progression for our skilled team members, and are now scaling this initiative. In 2024, we were also proud to be named a Military Times Best for Vets Employer for a third year in a row, reflecting our commitment to supporting veterans at all phases of recruitment, employment and retention.

Governance

In 2024, we publicly reported to CDP (formerly the Carbon Disclosure Project) on climate, forestry, water security and plastics topics. We received third-party limited assurance on Scope 1 and Scope 2 (location-based) emissions, energy consumed for Scope 1 and 2 (location-based) emissions and energy intensity for Scope 1 and Scope 2 (location-based) emissions.

Our full Board continues to provide direct oversight on environmental, social and governance-related issues and corporate sustainability initiatives, more details of which can be found in our 2024 CDP Questionnaire response, which can be found on our website.

Our policies and ongoing reporting on these initiatives and performance can be found on our investor relations website at https://investors.pactivevergreen.com/esg-documents and will be provided, free of charge, to any shareholder who requests a copy.

References to our website address do not constitute incorporation by reference of the information contained on the website, including the 2024 CDP Questionnaire, and no such information is part of this document.

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

Risks Relating to the Merger

The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (1) the absence of any court order or law prohibiting or making illegal the consummation of the Merger, (2) specified approvals under certain antitrust laws, (3) compliance by us, Novolex and Merger Sub in all material respects with our respective obligations under the Merger Agreement and (4) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by us and Novolex, respectively, as of the signing date and the closing date.

The Merger Agreement contains customary mutual termination rights for us and Novolex, which could prevent the consummation of the Merger, including a right for either party to terminate the Merger Agreement in certain cases if the Merger is not completed by September 9, 2025 (the “Initial Termination Date”), subject to extension in certain cases.

The Merger Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties or covenants under the Merger Agreement in a way that would result in a failure of the other party’s conditions to closing being satisfied (subject to certain procedures and cure periods).

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Novolex, or that we will wholly or partially recover any damages incurred by us in connection therewith. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, as described in greater detail under the Risk Factor “The announcement and pendency of the Merger may disrupt our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business” below, could continue or accelerate in the event of a failed transaction or the perception that the transaction may be delayed or may not close.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:

•
the market price of our Shares may decline to the extent that current market prices reflect a market assumption that the Merger will be completed;
•
some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur; and
•
we may experience negative publicity or reactions from our investors, customers, partners, suppliers, vendors, landlords or employees.

The announcement and pendency of the Merger may disrupt our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The proposed Merger could cause disruptions to our business or business relationships with our existing and potential customers, suppliers, vendors, landlords and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to negotiate changes or alter their present business relationships with us. Parties with which we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.

While the Merger Agreement is in effect, we are subject to certain interim covenants.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, without Novolex’s approval (such approval not to be unreasonably conditioned, withheld or delayed), from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The consideration to be paid to our stockholders in connection with the Merger will not be adjusted if the value of our business or assets changes before the Merger closes, and the Merger Agreement prevents us from pursuing alternatives to the Merger.

The consideration to be paid by Novolex to our stockholders will not be adjusted if the value of our business or assets changes, including as a result of the regulatory process, and the Merger Agreement does not permit us to terminate the Merger Agreement solely because of changes in the trading price of our Shares. Further, during the pendency of the Merger, we are not permitted to solicit alternative proposals, engage in negotiations or discussions with, or provide non-public information to, alternative acquirors or terminate the Merger Agreement as a result of an intervening event.

We will incur significant costs in connection with the Merger that could materially adversely affect our liquidity, cash flows and operating results.

We have incurred and expect to continue to incur significant costs in connection with the Merger, including transaction costs, legal and regulatory fees and other costs that our management team believes are necessary to effect or realize the anticipated benefits from the Merger. The incurrence of these costs could have a material adverse effect on our financial condition and results of operations, including in the periods in which they are incurred.

Litigation may be filed against us or our Board challenging the Merger or the other transactions contemplated by the Merger Agreement, which could prevent or delay the completion of the Merger or result in the payment of damages.

Litigation may be filed against us, our Board or other parties to the Merger Agreement, challenging the Merger, or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not prohibited or made illegal by any court order or legal enactment of any governmental entity. As such, if a plaintiff in any potential lawsuit is successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then the injunction may prevent the Merger from becoming effective within the expected timeframe or at all. Further, any such litigation could be distracting to our management or result in the payment of damages.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders, including:

•
the acceleration of our equity awards provided for under the Merger Agreement;
•
severance and other benefits in the case of termination under the terms of our Involuntary Termination Protection Policy; and
•
continued indemnification and insurance coverage under the Merger Agreement, our organizational documents and indemnification agreements we have entered into with each of our directors.

Although we have historically paid regular dividends on our common stock, the Merger Agreement prevents us from doing so during the pendency of the Merger and, even if the Merger Agreement is terminated and the Merger abandoned, our ability to do so in the future may be limited.

We have historically paid regular cash dividends on our common stock on a quarterly basis, and in the absence of restrictions, would intend to continue to do so, subject to the discretion of our Board and our compliance with applicable law and depending on our results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

However, during the pendency of the Merger, the Merger Agreement prevents us from paying dividends without Novolex’s approval, which we do not expect to be provided. If the requisite approvals are not rapidly obtained, the Merger could remain pending (and therefore this restriction could remain in effect) for a substantial period of time.

Further, even if the Merger Agreement were to be terminated and the Merger abandoned, our ability to pay dividends could also be restricted by the terms of our existing debt agreements or any future debt or preferred equity securities. Absent the Merger Agreement’s restrictions, our dividend policy would entail certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we would risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures or limiting our ability to incur borrowings. To the extent permitted, our Board intends to periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends or declare any periodic special dividends. Even if permitted to pay dividends in the future, there can be no assurance that our Board will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether.

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

The primary raw materials used in our products are plastic resins (principally polystyrene, polypropylene, polyethylene terephthalate, polyvinyl chloride, polyethylene and polylactic acid), paperboard (principally liquid packaging board, cartonboard and cupstock) and fiber (principally recycled newsprint). Changes in the prices of raw materials are generally due to movements in commodity market prices, although some raw materials may be affected by local market conditions (including weather) as well as the commodity market. These conditions can be affected by broader macroeconomic trends. For more information on the impact of macroeconomic trends on our business, please refer to the Risk Factor “Our business is subject to risks related to global economic conditions, including inflation and interest rates, consumer demand, global supply chain challenges and other macroeconomic issues that could have an adverse effect on our business and financial performance” below.

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

In addition, over the last several years, there has been a trend toward consolidation among suppliers of many of our principal raw materials, and we expect that this trend may continue. Further, following the Pine Bluff Transaction, we rely on one supplier for the liquid packaging board used by the beverage operation of our Food and Beverage Merchandising segment. Consolidation among our key suppliers could enhance their ability to increase prices, forcing us to pay more for such raw materials, purchased either directly from these existing suppliers or from costlier alternative suppliers. We may be unable to pass on such cost increases to customers which could result in lower margins or lost sales. Consolidation among our suppliers also increases our vulnerability to catastrophic events impacting particular geographic regions. For more information, please refer to the risk factor “Natural disasters, public health crises and other catastrophic events outside of our control could damage our facilities or the facilities of third parties on which we depend, which could have an adverse effect on our financial condition or results of operations.”

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

In addition to our dependence on primary raw materials, we are also dependent on different sources of energy and other utilities for our operations, such as electricity, fuel oil and natural gas. If some of our large energy contracts were to be terminated for any reason or not renewed upon expiration, or if market conditions were to substantially change resulting in a significant increase in the price of coal, fuel oil, electricity, natural gas or other utilities, we may not be able to find alternative, comparable suppliers or suppliers capable of providing such energy and utilities on terms satisfactory to us. For instance, climate-related extreme weather conditions, such as hurricanes, flooding, droughts and deep freezes, have the potential to substantially change market conditions and increase prices for our energy and utilities. As a result of any of these events, our business, financial condition and operating results may suffer.

We are also dependent on third parties for the transportation of both our raw materials and other products that we purchase for our operations and the products that we sell to our customers. In certain jurisdictions, we are exposed to import duties and freight costs, the latter of which are influenced by carrier availability and the fluctuating costs of oil and other transportation costs. Although some of our customer agreements include pass-through mechanisms for increased freight costs similar to the mechanisms for increases in raw materials costs, not all of our contracts contain these provisions, and those that do are subject to the same “lead-lag” effect described above.

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

Governmental actions, like tariffs and trade sanctions, also impact the cost of raw materials and other goods and services that our business uses. For example, U.S. tariffs on products imported from certain countries and trade sanctions against certain countries, including on Russia following its invasion of Ukraine, impacted the cost of certain raw materials, including resin, and other goods and services required to operate our business. Major developments in trade relations, including the imposition of new or strengthened tariffs or sanctions by the United States and other countries, could have a material adverse effect on our business, financial condition and results of operations.

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

Our relationships with our customers depend on numerous factors, including, among others, our ability to provide high-quality products at attractive prices and our ability to meet their requirements in a timely manner. In order to meet customer requirements, we must have adequate inventory supply, which often requires accurately forecasting customer demand and, in many cases, building inventory sufficiently in advance. These forecasts are based on our estimates, and those of our customers, of future demand for our products. Our ability to accurately forecast demand in the future could be affected by many factors, including changes in customer demand for our products, the ability of our customers to provide reliable forecasts of demand, changes in demand for the products of competitors, unanticipated changes in general market or macroeconomic conditions and changes in economic conditions or customer confidence in future economic conditions. For example, as a result of forecasting inaccuracies and a lack of inventory build during the summer of 2023, there was a shortage of school milk cartons in the beginning of the 2023-2024 school year in North America that resulted in unmet market demand and increased costs. Any such failure to accurately forecast our customers’ needs may result in unmet demand, manufacturing delays, increased costs, reputational risk and adverse impacts to customer relationships. If the forecasts used to manage inventory are not accurate, we may experience a shortage of available products, excess inventory levels or reduced manufacturing efficiencies. Further, a deterioration in the strength of our customer relationships could cause our major customers to reduce purchasing volumes or stop purchasing our products, or could cause us to lose customers in the future. Any of these events could adversely affect our business and results of operations.

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

In fiscal year 2024, one of our customers accounted for approximately 10% of our net revenues, and our top 10 customers together accounted for approximately 44% of our net revenues. The loss or bankruptcy of any of our significant customers could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to risks related to global conditions, including inflation, consumer demand, global supply chain challenges, trade relations and other macroeconomic and geopolitical issues that could have an adverse effect on our business and financial performance.

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

When challenging macroeconomic conditions exist, our customers may delay, decrease or cancel purchases from us and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. Changes in trade relations or other policies, including as a result of the elections that took place in 2024 in the United States and Mexico, the two countries in which we have the largest presence, could disrupt the markets we serve and the policies under which we operate. For example, on February 1, 2025, President Trump announced an intention to impose substantial tariffs on certain imports from Mexico and Canada to the United States, and those countries subsequently announced potential retaliatory tariffs of their own. While we do not believe that these recently announced potential actions would, on their own, materially adversely affect our business, there remains considerable uncertainty surrounding the longer-term policy outcomes in this space, and a deterioration in trade relations could, alone or in combination with other factors discussed above, have a material adverse effect on our business, the demand for our products, our financial condition and our results of operations.

We depend on a small number of suppliers for our raw materials and any interruption in our supply of raw materials would harm our business and financial performance.

Some of our key raw materials are sourced from a single supplier or a relatively small number of suppliers, including the liquid packaging board on which the beverage operation of our Food and Beverage Merchandising segment depends. For more information, please refer to the risk factor “Fluctuations in raw material, energy and freight costs impact our business, financial condition and results of operations.” As a consequence, we are dependent on certain suppliers for an uninterrupted supply of our key raw materials, which could be disrupted for a wide variety of reasons, many of which are beyond our control. We have written contracts with some but not all of our key suppliers, and many of these contracts can be terminated on short notice or include force majeure clauses that would excuse the supplier’s failure to supply in certain circumstances. An interruption in the supply of raw materials for an extended period of time could have an adverse impact on our business and results of operations.

Labor shortages and increased labor costs have adversely affected our business and operations, and may continue to do so if we are not able to attract additional employees, retain existing employees and reduce the labor intensity of our business.

At times since the onset of the coronavirus pandemic, and in particular during the fourth quarter of 2021 and the first quarter of 2022, we experienced labor shortages that decreased production output in many of our plants, negatively impacting our business and operations. We believe that these shortages were attributable to a number of factors, including, among others, substantially increased employee absences due to infections, rapid increases in prevailing wages, increased governmental support during the pandemic and increased competition from other employers.

These labor shortages also contributed to an increase in our labor cost, which is one of the primary components in the cost of operating our business. Although many of our customer contracts allow us to pass on to our customers increases in certain raw materials and in the broader consumer price index, we generally cannot directly pass on increased labor costs. Price increases tied to the consumer price index often compensate for labor cost increases in a normal wage environment, but this was not the case during the period referred to above. As a result, compensating for heightened labor costs sometimes required additional negotiations for further price increases, with which we had mixed success, or increasing prices upon the renewal of a contract.

Although we noticed a marked improvement in our ability to attract employees after the height of the coronavirus-related disruptions referred to above, we continue to experience heightened employee turnover, particularly among our newest employees, and macroeconomic or geopolitical developments could exacerbate labor shortages or increase our labor costs. In those circumstances, our total rewards programs may not be lucrative enough to attract and retain the best talent, and the fixed shift schedules and manual labor required in many of our facilities could be less attractive than alternative employers’ positions. Increased turnover particularly affects our business, as the equipment required to operate our business is complicated and requires substantial training before an employee is at full productivity. As a result, we have experienced a decrease in employee productivity in certain of our plants, which has contributed to increasing our operating expenses.

To mitigate the impact of labor shortages on our business, we have increased our total reward offerings and provide referral, sign-on and retention bonuses, and have invested in improving the onboarding and training experience for our new hires. These measures are effective but increase our operating costs. Further, the Merger Agreement largely prevents us from taking many of these types of actions during the pendency of the Merger without Novolex’s consent. We also dedicate a substantial portion of our regular capital expenditures to increasing automation and otherwise reducing the labor intensity of our business. However, these measures may not be successful, in which case our margins would be negatively affected. Additionally, if we increase product prices to cover increased labor costs, the higher prices could adversely affect sales volumes. If we are unable to successfully mitigate the adverse impacts of labor shortages, increased labor costs and employee turnover in our business, our operating expenses, growth and results of operations will continue to be negatively affected.

We may lose the use of all or a portion of any of our key manufacturing facilities due to natural disasters, public health crises and other catastrophic events outside of our control, as well as periodic scheduled outages, which could have an adverse effect on our financial condition or results of operations.

While we manufacture most of our products in a number of diversified facilities, a loss of the use of all or a portion of any of our key manufacturing facilities for any reason, including accidents, labor issues, weather conditions, pandemics, natural disasters, cybersecurity incidents, periodic scheduled outages and other catastrophic events and crises, could adversely affect our financial condition or results of operations. Certain of our products are produced at only one facility, or at a small number of facilities, increasing the risks associated with a loss of use of such facilities. Facilities may from time to time be impacted by adverse weather and other natural events, and the prolonged loss of a key manufacturing facility due to such events could have a material adverse effect on our business.

For instance, during February 2021, the Southern portion of the United States was impacted by Winter Storm Uri, which brought record low temperatures, snow and ice and resulted in power failures, hazardous road conditions, damage to property and death and injury to individuals in those states. During most of this weather event, we were unable to fully operate our former mill in Pine Bluff, Arkansas and some of our other plants and warehouses in Texas and Arkansas. Similarly, in the third quarter of 2021, Tropical Storm Fred caused substantial damage to our former Canton, North Carolina mill, and in the fourth quarter of 2022, during Winter Storm Elliott, we were unable to fully operate certain of our facilities. In addition, certain of our equipment requires significant effort to maintain and repair, and prolonged downtime due to planned outages for maintenance, key equipment failure or loss could adversely affect our business.

We face similar risk in the case of certain third parties on which we depend. For example, we source most of our resin supply from the Gulf Coast region of the United States, and we source the liquid packaging board from which the beverage packaging products produced by our Food and Beverage Merchandising segment are produced from one supplier that owns our former mill in Pine Bluff, Arkansas, which remains subject to the types of weather events that caused the disruptions described above. Any natural disaster or other catastrophic event of the type referred to above that negatively affects these regions could disrupt our access to critical inputs to our business, and we might not be able to obtain alternative supply on commercially reasonable terms, or at all, which would negatively affect our business and results of operations.

We have in the past, and may in the future, pursue acquisitions, divestitures, investments and other similar transactions, which could adversely affect our business.

In pursuing our business strategy, we routinely discuss and evaluate potential acquisitions, divestitures, investments and other similar transactions. We may seek to expand or complement our existing product offerings through the acquisition of or investment in attractive businesses rather than through internal development, such as our acquisition of Fabri-Kal in 2021. Or, conversely, we may seek to further concentrate our focus on our principal products and markets by divesting non-core businesses, as we did with the Pine Bluff Transaction and the divestitures of our operations outside of North America that we have pursued since 2021.

These transactions require significant management time and resources and have the potential to divert our attention from our ongoing business, and we may not manage them successfully. We may be required to make substantial investments of resources to support these transactions, and we cannot assure you that they will be successful. Further, the Merger Agreement imposes substantial limitations on our ability to pursue acquisitions, divestitures and other similar transactions during the pendency of the Merger without Novolex’s consent.

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

In addition, we are subject to the risk that competitors following lower social responsibility standards, including those importing products from outside North America, may enter the market with lower compliance, labor and other costs than ours, and we may not be able to compete with such companies for the most price-conscious customers.

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

Additionally, there is increasing concern about the environmental impact of the manufacturing, shipping and use of single-use food packaging and foodservice products. For instance, in 2023, legislation was introduced in both houses of the U.S. Congress to ban single-use plastic foam products. Further, in 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalating recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time, which resulted in an effective ban on polystyrene foam foodservice products beginning on January 1, 2025. Numerous other U.S. municipalities and states and certain other countries, including Canada, have also proposed or enacted legislation prohibiting or restricting the sale and use of certain foodservice products and requiring them to be replaced with recyclable or compostable alternatives. Several provinces in Canada, as well as states in the United States, have enacted legislation imposing fees or other costs on manufacturers and other suppliers of single-use food packaging and foodservice products to encourage and fund recycling of those products.

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

We may incur significant costs, experience short-term inefficiencies or be unable to realize expected long-term savings from our Footprint Optimization plan, or any other business restructuring or reorganization.

In the first quarter of 2024, we announced a restructuring plan approved by our Board to optimize our manufacturing and warehouse footprint. We refer to these activities collectively as the Footprint Optimization. We determined to undertake the Footprint Optimization because we believe that it will improve our operating efficiency. However, the successful completion of the Footprint Optimization, or any other business restructuring or reorganization, is subject to numerous risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•
Our ability to avoid disruptions of our operations while maintaining volumes sufficient to meet customer demand and quality expectations;
•
Our ability to complete plans within our estimated costs and time frames;
•
Our ability to adequately manage environmental and other legacy liabilities associated with the impacted facilities; and
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

As of December 31, 2024, approximately 19% of our employees were subject to collective bargaining agreements. Our business relies heavily on workers who are members of labor unions to manufacture our products. In many cases, before we take significant actions with respect to our production facilities, such as workforce reductions or closures, we must reach an agreement with applicable labor unions. For example, our employees at certain facilities that we have recently closed, or announced intentions to close, have been represented by labor unions, and employees at other facilities that may be impacted by the Footprint Optimization or other workforce reductions or closures may be represented by labor unions, and successfully completing the closures has involved, would involve and may involve negotiating agreements with those labor unions. For more information, please refer to the risk factor “We may incur significant costs, experience short-term inefficiencies or be unable to realize expected long-term savings from the Footprint Optimization, or any other business restructuring or reorganization.” We may not be able to successfully negotiate any such agreements or new collective bargaining agreements in the future on satisfactory terms or at all. If we are not able to maintain satisfactory relationships with our employees and their representatives, or if prolonged labor disputes, slowdowns, strikes or similar actions occur, our business and results of operations could be adversely affected.

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

Following our IPO, we experienced management turnover. John McGrath served as our chief executive officer for six months after our IPO until his retirement and replacement by Michael King in early 2021. In mid-2021, John Rooney, the long-time president of our legacy Beverage Merchandising segment, left the company and was replaced by Byron Racki, who, after a short period as our Chief Growth Officer, left the company in mid-2023 and was replaced by Elizabeth Rettig in the fourth quarter of 2023. Furthermore, in May 2022, Michael Ragen, our chief financial officer, left the company and was replaced by Jonathan Baksht.

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

We had $3,435 million of outstanding indebtedness as of December 31, 2024. Our debt level and related debt service obligations:

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

Borrowings under our credit agreement are at variable rates of interest, and as a result, as of December 31, 2024, $1,517 million, representing 44%, of our outstanding indebtedness was at variable rates of interest, exposing us to interest rate risk.

As of December 31, 2024, approximately $517 million of the total $1,517 million of variable interest rate indebtedness was not hedged by an interest rate swap, and any additional interest rate swaps into which we enter may not fully mitigate our remaining interest rate risk. If interest rates increase and we are not able to fully mitigate our remaining interest rate risk, our debt service obligations on the variable rate indebtedness would increase, even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Moreover, approximately $217 million of our indebtedness is scheduled to mature during the year. If we are unable to devote sufficient capital to repaying this indebtedness in advance of, or upon, maturity, we would be required to seek additional financing to repay this indebtedness upon its maturity. In addition, we may need additional financing to support our business and pursue our growth strategy, including for strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If interest rates remain elevated, any refinancing to replace matured indebtedness as described earlier may be on less favorable terms than the indebtedness that it replaces, which would increase our debt service obligations and correspondingly decrease our net income and cash flows. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock and, in the case of equity and equity-linked securities, our existing shareholders would experience dilution.

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

For example, in connection with the Pine Bluff Transaction, we recognized an impairment charge of $314 million, as well as a goodwill impairment charge of $8 million, in the third quarter of 2024 that substantially impacted our results of operations during that quarter and during 2024.

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

We have pension plans that cover many of our employees, former employees and employees of formerly affiliated businesses. Certain of these pension plans are defined benefit pension plans pursuant to which the participants receive defined payment amounts regardless of the value or investment performance of the assets held by the plans. Deterioration in the value of plan assets resulting from a general financial downturn or otherwise, a change in the interest rate used to discount the projected benefit obligations or an adverse change in actuarial assumptions, such as in relation to mortality rates, could cause a decrease in the funded status of our defined benefit pension plans, thereby increasing our obligation to make contributions to the plans, which in turn would reduce the cash available for our business.

Our largest pension plan is the Pension Plan for Pactiv Evergreen, which we refer to as the PPPE. We became the sponsor when Pactiv Corporation (now Pactiv LLC, our indirect subsidiary) was spun-off from Tenneco Inc. in 1999. This plan covers certain of our current and former employees as well as employees (or their beneficiaries) of certain companies previously owned by Tenneco but not owned by us. As a result, while persons who have never been our employees do not currently accrue benefits under the plan, the total number of beneficiaries covered by this plan is larger than if only our personnel were participants. For this reason, the impact of the pension plan on our net income and cash flow from operations has historically been greater than the impact typically found at similarly sized companies, and changes in the interest rate used to discount projected benefit obligations, governmental regulations related to funding of retirement plans, financial market performance and revisions to mortality tables as a result of changes in life expectancy have a disproportionate effect on our results of operations compared with similarly sized companies.

Between our IPO and December 31, 2024, we reduced our exposure to pension obligations through acquisitions of non-participating group annuity contracts which have transferred the future benefit obligations and annuity administration for approximately 41,900 beneficiaries under our plans, as well as the buyout of certain participants, thereby reducing our gross pension plan liabilities by approximately $3,000 million. While we have undertaken these transactions to reduce our business’s exposure to pension obligations, we nevertheless retained gross pension benefit obligations of $809 million as of December 31, 2024.

During 2024, the PPPE’s net asset position increased from $61 million to $80 million, primarily as a result of an increase in the discount rate in 2024. We did not contribute to the PPPE during the year ended December 31, 2024. Future contributions to our pension plans, including the PPPE, depend on future plan asset returns and interest rates and are highly sensitive to changes. Any future contributions will reduce the cash otherwise available to operate our business and could have an adverse effect on our results of operations.

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

Our business is exposed to fluctuations in exchange rates. Although our reporting currency is U.S. dollars, we operate in Canada and Mexico in addition to the United States and transact in their currencies as well. In addition, we are exposed to exchange rate risk as a result of sales, purchases, assets and borrowings (including intercompany borrowings) that are denominated in currencies other than the functional currency of the respective entities. Where possible, we try to minimize the impact of exchange rate fluctuations by transacting in local currencies so as to create natural hedges. There can be no assurance that we will be successful in protecting against these risks. Under certain circumstances in which we are unable to naturally offset our exposure to these currency risks, we may enter into derivative transactions to reduce such exposures. For example, during 2024, we began hedging a portion of our exposure to the Mexican peso. Nevertheless, exchange rate fluctuations may either increase or decrease our net revenues and expenses as reported in U.S. dollars, and despite the aforementioned hedges, adverse changes in the value of the Mexican peso following the Mexican elections in 2024 negatively impacted our results of operations during the year. Given the volatility of exchange rates, we may not be able to manage our currency transaction risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations.

Legal, Regulatory and Compliance Risks

Government regulations and judicial decisions affecting products we manufacture or the products contained in the products we produce could significantly reduce demand for our products.

Many governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of materials incapable of being recycled or composted. Programs have included, for example, banning or restricting certain types of products, mandating certain rates of recycling and the use of recycled materials, imposing fees or taxes on single-use items (often plastic), requiring retailers or manufacturers to take back packaging used for their products and requiring retailers to refrain from providing certain single-use or plastic items unless specifically requested. For instance, in 2022, California enacted the Plastic Pollution Prevention and Packaging Producer Responsibility Act, which, among other things, requires a 25% reduction of plastics in single-use products in the state by 2032 and escalating recycling, reuse or composting rates for single-use packaging, regardless of material, used in the state over time. Similarly, the Canadian government in 2021 enacted a broad prohibition on single-use plastics. While this policy was enjoined by a lower court, the government appealed that judgment and the prohibition remains in effect pending that appeal. Additionally, in 2023, members of the U.S. Congress introduced legislation to prohibit single-use plastic foam foodservice products. Any such legislation, as well as voluntary initiatives similarly aimed at reducing the level of single-use packaging waste, could reduce demand for our products. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental or sustainability concerns of consumers, investors and government and non-governmental organizations by using only recyclable or compostable containers.

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

Moreover, as environmental issues, such as climate change, have become more prevalent, federal, state, local and foreign governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the U.S. Environmental Protection Agency regulates certain greenhouse gas emissions under the Clean Air Act, and various countries are party to the Paris Agreement, pursuant to which many have made national pledges to reduce greenhouse gas emissions. Similarly, in 2023 California enacted two climate disclosure bills to require subject companies to report their greenhouse gas emissions and climate-related financial risks, and the U.S. Securities and Exchange Commission recently adopted regulations to substantially increase the climate-related disclosures required of public companies. For more information on the potential impact of these and other efforts to increase disclosures relating to environmental matters, please refer to the risk factor “Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.” These and other international, foreign, federal, regional and state climate change initiatives may cause us to incur additional direct costs in complying with new environmental legislation or regulations, such as costs to upgrade or replace equipment, or increased public-company compliance costs, as well as increased indirect costs resulting from our suppliers, customers or both incurring additional compliance costs that could get passed through to us or impact product demand.

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

Our aspirations and disclosures related to Environmental, Social and Governance, or ESG, matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced environmental goals, including our goal to decrease absolute Scope 1 and 2 emissions by 42% and absolute Scope 3 emissions by 25% by the end of 2030, in each case from a 2022 base year, among various other goals. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from customers, consumers, investors, regulators and other stakeholders.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include but are not limited to:

•
the availability and cost of alternative energy sources and product substrates;
•
the evolving regulatory requirements affecting ESG practices and disclosures;
•
increasing scrutiny and evolving expectations from regulators, investors, customers and other stakeholders regarding ESG matters;
•
the availability of suppliers that can meet our standards;
•
customers’ willingness to support us in our goals; and
•
the success of our organic growth and acquisitions, dispositions or restructuring of our businesses or operations.

Standards for tracking and reporting ESG matters continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required by regulators, and such standards may change over time or conflict with one another, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future; impose additional costs on us; or limit our ability to conduct business in certain jurisdictions.

If our ESG practices do not meet evolving customer, investor, regulator or other stakeholder expectations and standards, our reputation, our ability to attract or retain employees and our attractiveness as an investment or supplier could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation. For example, the SEC and California have adopted new climate change disclosure requirements. While the final scope of these disclosure regimes is not yet clear, because the SEC’s regulations have been stayed pending a court challenge and may be repealed following the recent change in the SEC’s membership and California has not yet adopted implementing regulations for its new statutory regime, compliance with these rules will likely ultimately require significant effort and resources and could result in changes to our current goals.

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

Although we have control measures and systems in place to ensure the maximum safety and quality of our products is maintained, the consequences of not being able to do so, due to accidental or malicious raw material contamination, or due to supply chain contamination caused by human error or faulty equipment, could be severe. These consequences may include adverse effects on consumer health and our reputation, loss of customers and market share, financial costs or loss of revenue. If any of our products are found to be defective, we could be required to recall them, which could result in adverse publicity, significant expenses and a disruption in sales that could affect our reputation and that of our products. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or particular potential product liability claims may be excluded under the terms of the policy. In addition, if any of our competitors or customers supply faulty or contaminated products to the market, or if manufacturers of the end-products that use our products produce faulty or contaminated products, our industry, or our end-products’ industries, could be negatively impacted, which could have adverse effects on our business. For more information on the laws and regulations impacting the quality of the products that we manufacture, please refer to the risk factor “We may incur material liabilities under, or costs in order to comply with, product quality and related laws and regulations to which our products are subject.”

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

Moreover, the SEC has adopted regulations requiring public companies to disclose material cybersecurity incidents. This disclosure obligation is contingent upon the result of complex analyses, including a determination of materiality. The nature of cybersecurity incidents can make it difficult to quickly and comprehensively assess an incident’s overall impact to our business, and we may make errors in our assessments. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses, we could face compliance issues under these and other regulations, and we could be subject to lawsuits, regulatory fines or investigations or other liabilities, any or all of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers or vendors, that lead to public disclosures may also lead to widespread negative publicity and increased government or regulatory scrutiny. Any security compromise, whether actual or perceived, could harm our reputation, erode customer confidence in our security measures, negatively affect our ability to attract new customers or subject us to third-party lawsuits, regulatory fines or investigations or other liability, any or all of which could adversely affect our business and operating results.

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and cross-border transfer of personal information.

We receive, generate and store sensitive information, such as personally identifiable information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the inability to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data.

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

Compliance with applicable data protection laws and regulations could also require us to change our business practices and compliance procedures in a manner adverse to our business. Penalties for violations of these laws vary but can be substantial. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data or, in some cases, impact our ability to operate in certain jurisdictions. In addition, we rely on third-party vendors to collect, process and store data on our behalf, and we cannot guarantee that these vendors are in compliance with all applicable data protection laws and regulations. Our or our vendors’ failure to comply with applicable data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations or privacy policies, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition and results of operations.

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

PFL owns, and controls the voting power of, approximately 76% of our outstanding shares of common stock. As long as PFL continues to control a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election and removal of directors.

PFL and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, PFL and its affiliates may engage in activities where their interests may not be the same as, or may conflict with, the interests of our other shareholders. Other shareholders will not be able to affect the outcome of any shareholder vote while PFL controls the majority of the voting power of our outstanding common stock. As a result, PFL will be able to control, directly or indirectly and subject to applicable law, the composition of our Board, which in turn will be able to control all matters over which we have control, including, among others:

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

One of our directors is also a director of PFL, another director is Mr. Hart’s son-in-law and three of our directors are also directors of other entities affiliated with Mr. Hart. The relationships of these directors with Mr. Hart, PFL and other entities affiliated with Mr. Hart and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and PFL and other entities affiliated with Mr. Hart that could have different implications for PFL and other entities affiliated with Mr. Hart and us. These decisions could, for example, relate to:

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

It is also likely that we may enter into related-party transactions in the future. Although most related party transactions that we enter into are subject to approval or ratification by the Audit Committee of the Board, or Audit Committee, there can be no assurance that such transactions, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

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

•
the requirement that a majority of the Board consist of independent directors;
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

Anti-takeover provisions in our Charter and bylaws and under Delaware law could limit attempts by our shareholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our Charter and bylaws may have the effect of delaying or preventing changes in our management, including provisions that:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program is designed to align with industry best practices and provide a framework for evaluating and implementing methods to assess, identify and manage material risks from cybersecurity threats and properly respond to incidents, including threats and incidents associated with the use of services provided by third-party service providers. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat (including whether the cybersecurity threat is associated with a third-party service provider), implementing cybersecurity countermeasures and mitigation strategies and informing management and our Board of material cybersecurity threats and incidents. Our cybersecurity team leads a regular cybersecurity working group meeting with representatives from across the Company’s centers of excellence, as well as a quarterly cybersecurity steering committee meeting with executives from across the Company, to facilitate coordination across different functional groups within our Company and ensure broad awareness of ongoing cybersecurity initiatives and assessments. These committees also hold ad hoc meetings as necessary to address urgent threats that arise in between meetings. Our cybersecurity team also engages third-party security experts for risk assessment and system enhancements. In addition, our cybersecurity team provides training to all employees annually.

Our Board has overall oversight responsibility for our risk management and has delegated cybersecurity risk management oversight to the Audit Committee. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which we are exposed and implement processes and procedures to manage cybersecurity risks and mitigate cybersecurity incidents. The Audit Committee also reports material cybersecurity risks to our full Board. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining our cybersecurity program. Our cybersecurity program is managed under the direction of our Senior Vice President for Business Transformation, who receives reports from our cybersecurity team, including our Chief Information Security Officer, or CISO, and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. The CISO, in coordination with senior management, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to respond promptly to any material cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications, the CISO and these teams inform senior management about, and monitor the prevention, detection, mitigation and remediation of, cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

Our CISO has 43 years of experience in a diverse array of information and security technologies and has managed various domains, with expertise in enterprise resource planning, finite scheduling, middleware technologies, network control, operational control, identity access and governance and data center management. He and our other dedicated cybersecurity personnel collectively hold numerous certifications, including in relation to forensic investigation, threat hunting and digital forensics, risk and information system controls, Google cybersecurity, information security auditors and fraud examiners. Additionally, the collective cybersecurity team members have substantial experience in information technology disciplines and prioritize remaining educated on current threats.

Our cybersecurity team regularly updates the Audit Committee on our cybersecurity program, material cybersecurity risks and mitigation strategies and provides quarterly cybersecurity reports that cover, among other topics, third-party assessments of the Company’s cybersecurity program, developments in cybersecurity and updates to the Company’s cybersecurity program and mitigation strategies.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see the risk factor above entitled “Cybersecurity breaches and improper access to or disclosure of our data or user data, or other infiltration, hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.”

Item 2. Properties

Our corporate headquarters is located in leased office space in Lake Forest, Illinois. As of December 31, 2024, we leased or owned 81 other U.S. facilities and 13 international facilities, some of which included multiple buildings and warehouses. This included the 50 manufacturing facilities and 43 warehouses that comprised our global production and distribution network.

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

Shareholders

As of February 20, 2025, there were two holders of record of our common stock. The actual number of our shareholders is greater than this number and includes beneficial owners whose shares are held in the “street name” by banks, brokers and other nominees. This number of holders of record also does not include shareholders whose shares are held in trust by other entities.

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

The following graph compares our cumulative total shareholder return from September 21, 2020 to December 31, 2024 to that of the Russell MidCap Index and the Dow Jones U.S. Containers & Packaging Index. The graph assumes that $100 was invested at the market close on September 21, 2020 in our common stock and each index, and that all dividends were reinvested.

The total shareholder return performance set forth in the graph above is not necessarily indicative of future total shareholder return performance.

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

Merger Agreement

On December 9, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novolex Holdings, LLC (“Novolex”) and Alpha Lion Sub, Inc., a wholly-owned subsidiary of Novolex (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, Novolex agreed to acquire the Company for $18.00 per issued and outstanding share of our common stock, par value $0.001 per share (the “Shares”), in an all-cash transaction. Later on December 9, 2024, following the execution and delivery of the Merger Agreement, Packaging Finance Limited, a New Zealand company (“PFL”), which held Shares representing a majority of the voting power of the outstanding Shares, delivered a written consent, adopting the Merger Agreement as required by Delaware law. As a result, no further approval of the stockholders of the Company is required to adopt the Merger Agreement or approve the Merger (as defined below).

Pursuant to the Merger Agreement, following consummation of the merger of Merger Sub with and into Pactiv Evergreen (the “Merger”), the Company will be a wholly-owned subsidiary of Novolex. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe that these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

Novolex will be required to pay us a reverse termination fee of $236 million under specified circumstances, including termination of the Merger Agreement if Novolex or Merger Sub breach or fail to perform any of their respective representations, warranties, covenants or agreements set forth in the Merger Agreement, which breach or failure to perform would result in the failure of certain conditions that cannot be cured by the earlier of the outside date of the Merger Agreement and 30 days after receipt of notice of such breach or failure, so long as the Company is not in material breach of its covenants or agreements.

The consummation of the Merger remains subject to customary closing conditions, including receipt of certain regulatory approvals and is expected to close in the second quarter of 2025.

The full text of the Merger Agreement is included as an exhibit to this Annual Report on Form 10-K, and described in more detail in Item 1.01 of our Current Report on Form 8-K filed with the SEC on December 9, 2024.

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

In recent years, we experienced meaningful input cost inflation and challenging labor market conditions. While the rate of inflation has moderated over the two years, we may continue to see increased price sensitivity from our customers in the near term. However, we believe our pricing strategy provides us with flexibility to manage our market position through cost recovery mechanisms and strategic competitive pricing, among others. In this dynamic environment, we remain focused on servicing our customers, improving manufacturing productivity and optimizing costs across our business.

The increase in interest rates from historically low levels in recent years, higher levels of inflation and geopolitical factors continue to create uncertainty with respect to the economic outlook. Additionally, we expect considerable uncertainty to remain as a result of the ongoing dynamics around recently announced intentions by the U.S. government to impose substantial tariffs on certain imports from Mexico and Canada, which could adversely affect economic conditions. If economic conditions were to deteriorate, a further decline in consumer spending may result, which could lead to a meaningful decline in demand for our products during 2025.

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

As a component of the Beverage Merchandising Restructuring, we commenced a process to explore strategic alternatives for our Pine Bluff, Arkansas mill and Waynesville, North Carolina extrusion facility (the “Facilities”). Following authorization by our Board of Directors on July 12, 2024, we entered into a definitive agreement to sell those facilities and associated assets and liabilities to an affiliate of Suzano S.A. (“Suzano”) (the “Pine Bluff Transaction”).

The Pine Bluff Transaction closed on October 1, 2024. We received proceeds of $83 million, inclusive of the $10 million exclusivity payment previously received during the second quarter of 2024. We also entered into a long-term liquid packaging board supply arrangement with Suzano upon closing of the Pine Bluff Transaction.

We classified the assets and liabilities of the Facilities, including an allocated portion of the goodwill associated with the Beverage Merchandising reporting unit, as held for sale as of July 12, 2024. Upon qualifying as held for sale, we measured the disposal group at the lower of its carrying value and its fair value, less costs to sell, and recognized an impairment charge of $314 million. In addition to this charge, we recorded an $8 million goodwill impairment charge related to the disposal group. During the fourth quarter we recognized an additional $1 million impairment charge related to the Pine Bluff Transaction. The operations of the Facilities did not meet the criteria to be presented as discontinued operations.

On January 10, 2025, we executed a transaction to sell the remaining assets and liabilities associated with our Canton, North Carolina mill (the “Canton Mill”) to an affiliate of E.J. Spirtas Group LLC (the “Canton Transaction”) for proceeds of $3 million and reclassified its assets and liabilities as held for sale as of December 31, 2024. The operations of the Canton Mill did not meet the criteria to be presented as discontinued operations.

Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details on these transactions.

Footprint Optimization

On February 29, 2024, we announced a restructuring plan to optimize our manufacturing and warehousing footprint (the “Footprint Optimization”) that we expect will improve our operating efficiency and result in significant cost savings.

For additional information related to this restructuring program, refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

Pension Partial Settlement Transaction

During the fourth quarter of 2024, using PPPE assets, we completed the buy-out of $104 million of the PPPE’s projected benefit obligations. Approximately 2,100 of the PPPE’s approximately 18,000 total participants accepted the buy-out, which was offered to term vested participants. This transaction resulted in the recognition of a non-cash settlement gain of $20 million during the year ended December 31, 2024.

Summary of Results

Our results for the year ended December 31, 2024 reflect impacts from the Beverage Merchandising Restructuring, including the Pine Bluff Transaction as well as the impact from closure of the Canton Mill in the second quarter of 2023. Our net revenues decreased 7% to $5,148 million for the year ended December 31, 2024 compared to $5,510 million in the prior year. The decrease was primarily due to the closure of the Canton Mill in the second quarter of 2023, the Pine Bluff Transaction and lower sales volume. Lower sales volume was mainly due to a focus on value over volume in the Food and Beverage Merchandising segment and the broader demand environment.

Net loss from continuing operations was $133 million for the year ended December 31, 2024 compared to $222 million in the prior year. The decrease was primarily driven by $231 million of higher gross profit, largely driven by accelerated depreciation incurred in the prior year related to the Beverage Merchandising Restructuring that did not recur. In addition, the improved results were driven by $36 million of lower selling, general and administrative expenses, $20 million of pension settlement gains and $11 million of lower interest expense. The decrease was partially offset by $193 million of higher restructuring, asset impairment and other related charges primarily as a result of the Pine Bluff Transaction and a $32 million increase in income tax expense.

Our Adjusted EBITDA from continuing operations decreased 6% to $791 million compared to $840 million in the prior year. The decrease reflects higher manufacturing costs, lower sales volume and unfavorable product mix, partially offset by favorable pricing, net of material costs passed through and lower incentive based compensation costs. Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Our capital expenditures were $232 million for the year ended December 31, 2024 compared to $285 million in the prior year.

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

Raw Materials, Energy and Labor

Raw Materials and Energy Prices

Our results of operations and the gross profits corresponding to each of our segments are impacted by changes in the costs of our raw materials and energy prices. Resin prices have historically fluctuated based on changes in supply and demand and been influenced by the prices of crude oil and monomers, which may be impacted by extreme weather conditions and the demand for other end uses. The prices of raw wood and wood chips may fluctuate due to external conditions such as weather, product scarcity and commodity market fluctuations and changes in governmental policies and regulations. Purchases of most of our raw materials are based on negotiated rates with suppliers, which are tied to published indices. Many of the raw materials formerly utilized by our mill were purchased on the spot market. The prices for some of our raw materials, particularly resins, have fluctuated significantly in recent years. Prices for raw wood and wood chips have fluctuated less than the prices of resins. Raw wood and wood chips are typically purchased from sources close to our mill and, as a result, prices are established locally based on factors such as local competitive conditions and weather conditions. Management expects continued volatility in raw material prices and such volatility may impact our results of operations.

Historical index prices of resin from December 2022 through December 2024 are shown in the chart below. This chart presents index prices and does not represent the prices at which we purchase resin.

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

Labor Costs and Availability

Labor is one of the primary components in the cost of operating our business. Our cost of labor is influenced by the demand and supply of labor as well as employee productivity. At times during the past three years, and in particular during the first quarter of 2022, we experienced labor shortages that decreased production output in many of our plants and contributed to an increase in our labor cost. Although we noticed a marked increase in our ability to attract employees over the course of the past three years, we continue to experience heightened employee turnover, particularly among our newest employees. Increased turnover particularly affects our business, as the equipment required to operate our business is complicated and requires substantial training before an employee is at full productivity. As a result, we have experienced a decrease in employee productivity in certain of our plants, which has also contributed to increasing our operating expenses.

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

Adjusted EBITDA from continuing operations is defined as net (loss) income from continuing operations calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, Merger-related costs, gains or losses on certain legal settlements, business acquisition and integration costs and purchase accounting adjustments, operational process engineering-related consultancy costs and executive transition charges.

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

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Net (loss) income from continuing operations	$(133)	$(222)	$319
Income tax expense (benefit)	29	(3)	149
Interest expense, net	234	245	218
Depreciation and amortization (excluding Beverage Merchandising Restructuring and Footprint Optimization related charges)	289	327	339
Beverage Merchandising Restructuring charges(1)	358	470	—
Footprint Optimization charges(2)	19	—	—
Other restructuring and asset impairment charges(3)	5	6	58
Loss (gain) on sale of business and noncurrent assets(4)	(1)	2	(266)
Non-cash pension (income) expense(5)	(20)	8	(49)
Unrealized (gains) losses on derivatives	(4)	1	4
Foreign exchange (gains) losses on cash	(2)	6	3
Merger-related costs(6)	19	—	—
Gain on legal settlement(7)	—	—	(15)
Business acquisitions costs and purchase accounting adjustments(8)	—	—	6
Operational process engineering-related consultancy costs(9)	—	—	9
Executive transition charges(10)	—	—	2
Costs associated with legacy sold facility(11)	—	—	6
Other	(2)	—	2
Adjusted EBITDA from continuing operations (Non-GAAP)	$791	$840	$785

(1)
Reflects charges related to the Beverage Merchandising Restructuring including $323 million of non-cash Pine Bluff Transaction impairment charges recorded during the year ended December 31, 2024. Also includes $11 million and $274 million of accelerated depreciation expense during the years ended December 31, 2024 and 2023, respectively. Refer to Note 2, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Reflects charges related to the Footprint Optimization, including $6 million of accelerated depreciation expense during the year ended December 31, 2024. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.
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
(5)
Reflects the non-cash pension (income) expense related to our employee benefit plans, including the pension settlement gains of $20 million and $57 million recognized during the years ended December 31, 2024 and 2022, respectively. Refer to Note 12, Employee Benefits, for additional details.
(6)
Reflects costs incurred in connection with the Merger primarily related to professional fees for financial advisory and legal services.
(7)
Reflects the gain, net of costs, arising from the settlement of a historical legal action.
(8)
Reflects the acquisition and integration costs related to the acquisition of Fabri-Kal.
(9)
Reflects the costs incurred to evaluate and improve the efficiencies of our manufacturing and distribution operations.
(10)
Reflects charges relating to key executive retirement and separation agreements.
(11)
Reflects costs related to a closed facility that was sold prior to our acquisition of the entity.

Results of Operations

The following discussion compares our results of operations for 2024 with 2023:

Consolidated Results

	For the Years Ended December 31,
(In millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% of Change
Net revenues	$4,810	93%	$5,124	93%	$(314)	(6)%
Related party net revenues	338	7%	386	7%	(48)	(12)%
Total net revenues	5,148	100%	5,510	100%	(362)	(7)%
Cost of sales	(4,184)	(81)%	(4,777)	(87)%	593	12%
Gross profit	964	19%	733	13%	231	32%
Selling, general and administrative expenses	(500)	(10)%	(536)	(10)%	36	7%
Restructuring, asset impairment and other related charges	(364)	(7)%	(171)	(3)%	(193)	(113)%
Other income, net	10	—%	2	—%	8	NM
Operating income from continuing operations	110	2%	28	1%	82	NM
Non-operating income (expense), net	20	—%	(8)	—%	28	NM
Interest expense, net	(234)	(5)%	(245)	(4)%	11	4%
Loss from continuing operations before tax	(104)	(2)%	(225)	(4)%	121	54%
Income tax (expense) benefit	(29)	(1)%	3	—%	(32)	NM
Loss from continuing operations	(133)	(3)%	(222)	(4)%	89	40%
Income from discontinued operations, net of income taxes	—	—%	2	—%	(2)	NM
Net loss	$(133)	(3)%	$(220)	(4)%	$87	40%
Adjusted EBITDA from continuing operations(1)	$791	15%	$840	15%	$(49)	(6)%

NM indicates that the calculation is “not meaningful”.

(1) Adjusted EBITDA from continuing operations is a non-GAAP measure. For details, refer to Non-GAAP Measures - Adjusted EBITDA from Continuing Operations, including a reconciliation between net (loss) income from continuing operations and Adjusted EBITDA from continuing operations.

Components of Change in Reportable Segment Net Revenues for 2024 Compared with 2023

	Price/Mix	Volume	Dispositions / Mill Closure	Total
Total net revenues	—%	(3)%	(4)%	(7)%
By reportable segment:
Foodservice	1%	(1)%	—%	—%
Food and Beverage Merchandising	—%	(5)%	(9)%	(14)%

Total Net Revenues. Total net revenues for the year ended December 31, 2024 decreased by $362 million, or 7%, to $5,148 million compared to the prior year. The decrease was primarily due to the closure of the Canton Mill in the second quarter of 2023, the completion of the Pine Bluff Transaction in the fourth quarter and lower sales volume. Lower sales volume was mainly due to a focus on value over volume in the Food and Beverage Merchandising segment and the broader demand environment.

Cost of Sales. Cost of sales for the year ended December 31, 2024 decreased by $593 million, or 12%, to $4,184 million compared to the prior year. The decrease was primarily due to lower charges related to the Beverage Merchandising Restructuring as well as the closure of the Canton Mill, the completion of the Pine Bluff Transaction and lower sales volume. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2024 decreased by $36 million, or 7%, to $500 million compared to the prior year. The decrease was primarily due to lower incentive based compensation costs.

Restructuring, Asset Impairment and Other Related Charges. Restructuring, asset impairment and other related charges for the year ended December 31, 2024 increased by $193 million to $364 million compared to the prior year. The expense in both periods is primarily related to activities associated with the Beverage Merchandising Restructuring, with the current period including a $323 million impairment charge related to the Pine Bluff Transaction. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, to the consolidated financial statements for additional details.

Other Income, Net. Other income, net for the year ended December 31, 2024 increased by $8 million to $10 million compared to the prior year. Refer to Note 13, Other Income, Net, to the consolidated financial statements for additional details.

Non-operating Income (Expense), Net. Non-operating income (expense), net for the year ended December 31, 2024 was $20 million of income compared to $8 million of expense in the prior year. The change was principally due to $20 million of pension settlement gains recognized in the current year period. Refer to Note 10, Employee Benefits, to the consolidated financial statements for additional details.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2024 decreased by $11 million, or 4%, to $234 million, compared to the prior year, primarily due to lower interest rates on our variable rate debt and a reduction in total debt outstanding, partially offset by a $6 million loss on extinguishment of debt during the current year. Refer to Note 9, Debt, to the consolidated financial statements for additional details.

Income Tax (Expense) Benefit. During the year ended December 31, 2024, we recognized tax expense of $29 million on a loss from continuing operations before tax of $104 million, compared to a tax benefit of $3 million on loss from continuing operations before tax of $225 million in the prior year period. The effective tax rates during the years ended December 31, 2024 and 2023 were primarily a result of the inability to recognize a tax benefit on all interest expense.

Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2024 was $133 million compared to $222 million in the prior year period. The decrease was primarily driven by $231 million of higher gross profit, largely driven by accelerated depreciation incurred in the prior year related to the Beverage Merchandising Restructuring that did not recur. In addition, the improved results were driven by $36 million of lower selling, general and administrative expenses, $20 million of pension settlement gains and $11 million of lower interest expense. The decrease was partially offset by $193 million of higher restructuring, asset impairment and other related charges primarily as a result of the Pine Bluff Transaction and a $32 million increase in income tax expense.

Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations, net of income taxes for the year ended December 31, 2023 represented adjustments arising from the settlement of obligations arising from the sale and purchase agreements from previously divested businesses.

Adjusted EBITDA from Continuing Operations. Adjusted EBITDA from continuing operations for the year ended December 31, 2024 decreased by $49 million, or 6%, to $791 million compared to the prior year. The decrease reflects higher manufacturing costs, lower sales volume and unfavorable product mix, partially offset by favorable pricing, net of material costs passed through, and lower incentive based compensation costs.

Segment Information

Foodservice

	For the Years Ended December 31,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$2,572	$2,571	$1	—%
Segment Adjusted EBITDA	$426	$463	$(37)	(8)%
Segment Adjusted EBITDA margin(1)	17%	18%

(1) For each segment, segment Adjusted EBITDA margin is calculated as segment Adjusted EBITDA divided by total segment net revenues.

Total Segment Net Revenues. Foodservice total segment net revenues for the year ended December 31, 2024 increased by $1 million to $2,572 million compared to the prior year. Favorable pricing, largely due to the pass through of higher material costs, was offset by lower sales volume and unfavorable product mix.

Adjusted EBITDA. Foodservice Adjusted EBITDA for the year ended December 31, 2024 decreased by $37 million, or 8%, to $426 million compared to the prior year. The decrease was primarily due to higher manufacturing costs, unfavorable product mix and lower sales volume, partially offset by favorable pricing, net of material costs passed through, and lower incentive based compensation costs.

Food and Beverage Merchandising

	For the Years Ended December 31,
(In millions, except for %)	2024	2023	Change	Change %
Total segment net revenues	$2,589	$3,020	$(431)	(14)%
Segment Adjusted EBITDA	$438	$453	$(15)	(3)%
Segment Adjusted EBITDA margin	17%	15%

Total Segment Net Revenues. Food and Beverage Merchandising total segment net revenues for the year ended December 31, 2024 decreased by $431 million, or 14%, to $2,589 million compared to the prior year. The decrease was primarily due to the closure of the Canton Mill in the second quarter of 2023, the impacts of the Pine Bluff Transaction in the fourth quarter, lower sales volume and unfavorable pricing, mostly due to the pass through of lower material costs. Lower sales volume was due to a focus on value over volume and the broader demand environment.

Adjusted EBITDA. Food and Beverage Merchandising Adjusted EBITDA for the year ended December 31, 2024 decreased by $15 million, or 3%, to $438 million compared to the prior year. The decrease was primarily attributable to lower sales volume, higher manufacturing costs and unfavorable pricing, mostly due to the pass through of lower material costs, partially offset by lower incentive based compensation costs.

Comparison of Results of Operations for 2023 with 2022

For a discussion of results of operations for 2023 compared to 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year end December 31, 2023.

Liquidity and Capital Resources

We manage our capital structure in an effort to most effectively execute our strategic priorities and maximize shareholder value. We believe that we have sufficient liquidity to support our ongoing operations and to re-invest in our business to drive future growth. Our projected operating cash flows, cash on-hand and available capacity under our Revolving Tranche facility are our primary sources of liquidity for the next 12 months. We expect our liquidity to fund capital expenditures, payments of interest and principal on our debt and distributions to shareholders that require approval by our Board of Directors. Additionally, we may utilize portions of our excess cash to prepay or repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors.

Cash flows

Our cash flows were as follows:

	For the Years Ended December 31,
(In millions)	2024	2023
Net cash provided by operating activities	$395	$534
Net cash used in investing activities	(156)	(272)
Net cash used in financing activities	(275)	(633)
Effect of exchange rate on cash, cash equivalents and restricted cash	(5)	1
Net decrease in cash, cash equivalents and restricted cash	$(41)	$(370)

Net cash flows were an outflow of $41 million in the current year compared to an outflow of $370 million in the prior year. The decrease was primarily due to a reduction in cash used in financing activities largely driven by $547 million of early debt repayment in the prior year and a decrease in the cash used in investing activities primarily due to the proceeds from the Pine Bluff Transaction. These items were partially offset by lower net cash provided by operating activities primarily driven by lower income from operations and changes in working capital.

During the year ended December 31, 2024, our primary source of cash was $395 million of net cash provided by operating activities. The net cash provided by operating activities reflects income from operations, partially offset by $223 million of cash interest payments, net of income received on interest rate swaps, and $62 million of cash taxes. Our primary uses of cash for the same period were $232 million of capital expenditures, $72 million of dividends paid and $67 million of early term loan debt repayments.

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

Dividends

During the years ended December 31, 2024 and 2023, we paid cash dividends of $72 million and $71 million, respectively.

Under the Merger Agreement, we may not declare, set aside, make or pay any dividend or other distribution, whether in cash, stock, property or otherwise, in respect of any of our capital stock, without obtaining Novolex’s approval (which may not be unreasonably withheld, conditioned or delayed). Further, our Credit Agreement and Notes limit the ability to make dividend payments, subject to specified exceptions. Future dividends will depend on the impact of these restrictions and other factors deemed relevant by our Board of Directors, including operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Financing and capital resources

As of December 31, 2024, we had $3,435 million of total principal amount of borrowings. Refer to Note 9, Debt, for additional details. Of our total debt, $1,517 million is subject to variable interest rates, representing borrowings drawn under our Credit Agreement. As of December 31, 2024, $517 million of variable rate indebtedness was not hedged by an interest rate swap, and any additional interest rate swaps into which we enter may not fully mitigate our remaining interest rate risk.

We borrowed $391 million of our Revolving Tranche Facility and repaid a total of $131 million plus interest during 2024.

On May 1, 2024, we amended the Credit Agreement to increase the capacity on our Revolving Tranche facility from $250 million to $1,100 million and extend the maturity date to May 1, 2029. We also amended the applicable interest rate and other pricing terms, including by replacing the facility fee with a lower fee on unutilized capacity.

On May 28, 2024, we further amended the Credit Agreement to replace the existing $990 million outstanding U.S. term loans Tranche B-3 with a new upsized $1,330 million tranche of U.S. term loans Tranche B-4. The U.S. term loans Tranche B-4 will mature on September 24, 2028. The $340 million proceeds from upsizing the U.S. term loans, together with the proceeds of a $350 million draw upon our Revolving Tranche facility, were used to prepay in full the $690 million of existing U.S. term loans Tranche B-2 maturing in February 2026. The U.S. term loans Tranche B-4 have a lower interest rate relative to the U.S. term loans Tranches B-2 and B-3 that they replaced. There were no other material changes to the terms of the Credit Agreement as a result of these amendments.

On September 30, 2024, we repaid $70 million of U.S. term loans Tranche B-4, of which $67 million was considered a prepayment. As a result of this prepayment, we have no further quarterly amortization payments under the U.S. term loans.

As of December 31, 2024, the SOFR-based reference rate was 4.33%. Based on the one-month SOFR rate as of December 31, 2024, and including the impact of our interest rate swap agreements, our 2025 annual cash interest obligations on our borrowings are expected to be approximately $200 million.

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

We are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due for the year ended December 31, 2024.

Liquidity and working capital

Our liquidity position is summarized in the table below:

	For the Years Ended December 31,
(In millions, except for current ratio)	2024	2023
Cash and cash equivalents(1)	$146	$164
Availability under Revolving Tranche facility	797	201
	$943	$365
Working capital(2)	515	793
Current ratio	1.5	2.0
(1)
Excluded $21 million and $2 million of restricted cash classified as other noncurrent assets and other current assets, respectively, as of December 31, 2023.
(2)
Included $12 million of assets and $27 million of liabilities classified as held for sale as of December 31, 2024, and $4 million of assets classified as held for sale as of December 31, 2023.

As of December 31, 2024, we had $146 million of cash and cash equivalents on-hand. We also had $797 million available for drawing under our Revolving Tranche facility, net of $43 million utilized in the form of letters of credit under the facility. Our next debt maturity is $217 million of Pactiv Debentures due in December 2025, excluding finance lease obligations.

We believe that we have sufficient liquidity to support our ongoing operations in the next 12 months and to invest in future growth to create further value for our shareholders. The increased liquidity for the year ended December 31, 2024 was primarily due to the amendment to our Credit Agreement increasing the availability under our Revolving Tranche facility. We currently anticipate incurring a total of approximately $265 million in capital expenditures during 2025.

During 2024, our working capital decreased $278 million, or 35%, primarily due to $217 million of Pactiv Debentures becoming current as of December 31, 2024 and a $90 million reduction in our inventory levels which were partially offset by income from continuing operations and proceeds from the Pine Bluff Transaction. Our working capital position provides us the flexibility for further consideration of strategic initiatives, including reinvestment in our business and deleveraging of our balance sheet. As a result, we may continue to utilize portions of our excess cash to repurchase certain amounts of our long-term debt prior to maturity depending on market conditions, among other factors. Our current ratio also decreased during the year primarily due to the increase in the current portion of our long-term debt and reduced inventory levels mentioned above, partially offset by a decrease in accrued and other current liabilities.

Our ability to borrow under our Revolving Tranche facility or to incur additional indebtedness may be limited by the terms of such indebtedness or other indebtedness, including the Credit Agreement and the Notes, as well as the Merger Agreement. The Credit Agreement and the respective indentures governing the Notes generally allow our subsidiaries to transfer funds in the form of cash dividends, loans or advances within the Company.

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

Employee Benefit Plans—Defined Benefit Retirement Plans

We have several non-contributory defined benefit retirement plans. Our defined benefit pension obligations are concentrated in the PPPE, which, as of December 31, 2024, represented 97% of our defined benefit plan obligations. We assumed this plan in a business combination in 2010. As a result, while persons who are not current employees do not accrue benefits under this plan, the total number of beneficiaries covered by this plan is much larger than if it only provided benefits to our current and retired employees.

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

	As of December 31, 2024
	Fifty-Basis-Point
(In millions)	Increase	Decrease
Effect of change in discount rate on defined benefit obligation	$(37)	$41
Effect of change in discount rate on pension cost	—	—
Effect of change in expected rate of return on plan assets on pension cost	(4)	4

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

Goodwill

Our reporting units for goodwill impairment testing purposes are Foodservice, Food Merchandising and Beverage Merchandising. Each of our reporting units had goodwill as of December 31, 2024.

In our evaluation of goodwill impairment, we may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of this assessment, we consider various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting unit’s actual results compared to projected results. We may bypass the qualitative assessment for any reporting unit in any period and proceed directly with a quantitative assessment, where we compare the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of any reporting unit is less than its carrying value, an impairment charge would be recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value. As of December 31, 2024, each of the reporting units were tested for impairment using a qualitative assessment, and no impairment was identified.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist primarily of certain trademarks. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed, we use a relief from royalty computation under the income approach to estimate the fair value of our trademarks. This approach requires significant judgments in determining (i) the estimated future revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. For the year ended December 31, 2024, no instances of impairment were identified.

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

Interest Rate Risk

We had significant debt commitments outstanding as of December 31, 2024 and 2023. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Our interest rate risk arises primarily on significant borrowings that are denominated in U.S. dollars drawn under our Credit Agreement. The Credit Agreement includes interest rate floors of 0.00% per annum on the U.S. term loans Tranche B-4 and the Revolving Tranche facility.

The underlying rate for our Credit Agreement is the one-month SOFR, and as of December 31, 2024 the applicable rate, including the relevant margin, was 6.83% for the U.S. term loans Tranche B-4. As of December 31, 2023 the SOFR-based reference rate, including the relevant margin, was 8.72% for each of the U.S. term loans Tranche B-2 and Tranche B-3.

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

Based on our outstanding debt commitments as of December 31, 2024, and December 31, 2023, a one-year timeframe and all other variables remaining constant, and after including the impact of the $1,000 million interest rate swap agreements, a 100 basis point increase (decrease) in interest rates would result in an increase (decrease) in our interest expense of $5 million and $7 million, respectively.

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

We periodically enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass-through these changes to our customers or (b) fix our input costs for a period. Refer to Note 11, Financial Instruments, to the consolidated financial statements for the details of our commodity derivative contracts as of December 31, 2024 and 2023.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of December 31, 2024 and 2023, would have resulted in a change of less than $1 million in the unrealized loss recognized in the consolidated statement of (loss) income, assuming all other variables remain constant.

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

In accordance with our treasury policy, we take advantage of natural offsets to the extent possible. On a limited basis, we use contracts to hedge residual foreign currency exchange risk arising from receipts and payments denominated in foreign currencies. We generally do not hedge our exposure to translation gains or losses in respect of our non-U.S. dollar functional currency assets or liabilities. Additionally, when considered appropriate, we may enter into forward exchange contracts to hedge foreign currency exchange risk arising from specific transactions. We had no foreign currency derivative contracts as of December 31, 2024 and 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pactiv Evergreen Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pactiv Evergreen Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 2 and 20 to the consolidated financial statements, the Company’s total net revenues were $5,148 million for the year ended December 31, 2024. Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration the Company expects to receive. If the consideration agreed to in a contract includes a variable amount, management estimates the amount of consideration the Company expects to receive in exchange for transferring the promised goods to the customer using the expected value method. The main sources of variable consideration are customer rebates and cash discounts.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the consideration the Company expects to receive when the performance obligation is satisfied. These procedures also included, among others, evaluating the recognition of certain customer rebates and certain revenue transactions. Evaluating the recognition of certain customer rebates involved (i) on a sample basis, obtaining and inspecting source documents, such as invoices, sales agreements, and evidence of subsequent settlement and (ii) developing an independent expectation of customer rebates based on historical claims activity and revenues and comparing the independent expectation to the recorded balance as of year end. Evaluating the recognition of certain revenue transactions involved either (i) agreeing certain information between the sales order and related delivery document and billing document, and where applicable, obtaining and inspecting source documents, such as invoices, sales agreements, shipping documents, and cash receipts or (ii) on a sample basis, obtaining and inspecting source documents, such as invoices, sales agreements, shipping documents, and cash receipts. The procedures performed also included (i) on a sample basis, testing outstanding customer invoice balances as of year end by obtaining and inspecting source documents, such as invoices, sales agreements, shipping documents, and subsequent cash receipts and (ii) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2025

We have served as the Company’s auditor since 2009.

Pactiv Evergreen Inc.

Consolidated Statements of (Loss) Income

For the Years Ended December 31

(In millions, except per share amounts)

	2024	2023	2022
Net revenues	$4,810	$5,124	$5,783
Related party net revenues	338	386	437
Total net revenues	5,148	5,510	6,220
Cost of sales	(4,184)	(4,777)	(5,223)
Gross profit	964	733	997
Selling, general and administrative expenses	(500)	(536)	(583)
Restructuring, asset impairment and other related charges	(364)	(171)	(58)
Other income, net	10	2	281
Operating income from continuing operations	110	28	637
Non-operating income (expense), net	20	(8)	49
Interest expense, net	(234)	(245)	(218)
(Loss) income from continuing operations before tax	(104)	(225)	468
Income tax (expense) benefit	(29)	3	(149)
(Loss) income from continuing operations	(133)	(222)	319
Income from discontinued operations, net of income taxes	—	2	1
Net (loss) income	(133)	(220)	320
Income attributable to non-controlling interests	(3)	(3)	(2)
Net (loss) income attributable to Pactiv Evergreen Inc. common shareholders	$(136)	$(223)	$318
(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$(0.77)	$(1.28)	$1.77
Diluted	$(0.77)	$(1.28)	$1.77
From discontinued operations
Basic	$—	$0.02	$0.01
Diluted	$—	$0.02	$—
Total
Basic	$(0.77)	$(1.26)	$1.78
Diluted	$(0.77)	$(1.26)	$1.77

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31

(In millions)

	2024	2023	2022
Net (loss) income	$(133)	$(220)	$320
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustments	(41)	26	18
Defined benefit plans	3	39	(20)
Interest rate derivatives	1	—	(1)
Other comprehensive (loss) income	(37)	65	(3)
Comprehensive (loss) income	(170)	(155)	317
Comprehensive income attributable to non-controlling interests	(3)	(3)	(2)
Comprehensive (loss) income attributable to Pactiv Evergreen Inc. common shareholders	$(173)	$(158)	$315

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Balance Sheets

As of December 31

(In millions, except share amounts)

	2024	2023
Assets
Cash and cash equivalents	$146	$164
Accounts receivable, net of allowances of $1 and $2	406	426
Related party receivables	35	35
Inventories	762	852
Other current assets	114	108
Assets held for sale	12	4
Total current assets	1,475	1,589
Property, plant and equipment, net	1,170	1,511
Operating lease right-of-use assets, net	264	263
Goodwill	1,807	1,815
Intangible assets, net	943	1,004
Other noncurrent assets	218	213
Total assets	$5,877	$6,395
Liabilities
Accounts payable	$339	$300
Related party payables	6	7
Current portion of long-term debt	223	15
Current portion of operating lease liabilities	63	64
Income taxes payable	4	11
Accrued and other current liabilities	298	399
Liabilities held for sale	27	—
Total current liabilities	960	796
Long-term debt	3,201	3,571
Long-term operating lease liabilities	217	217
Deferred income taxes	223	244
Long-term employee benefit obligations	43	57
Other noncurrent liabilities	125	161
Total liabilities	$4,769	$5,046
Commitments and contingencies (Note 14)
Equity
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 180,630,534 and 178,557,086 shares issued and outstanding as of December 31, 2024 and 2023, respectively	$—	$—
Preferred stock, $0.001 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid in capital	683	676
Accumulated other comprehensive loss	(74)	(37)
Retained earnings	496	706
Total equity attributable to Pactiv Evergreen Inc. common shareholders	1,105	1,345
Non-controlling interests	3	4
Total equity	1,108	1,349
Total liabilities and equity	$5,877	$6,395
See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Equity

(In millions, except per share amounts)

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid in	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Earnings	Interest	Equity
Balance as of December 31, 2021	177.3	$—	$625	$(99)	$758	$4	$1,288
Net income	—	—	—	—	318	2	320
Other comprehensive loss, net of income taxes	—	—	—	(3)	—	—	(3)
Equity based compensation	—	—	24	—	—	—	24
Vesting of equity awards, net of tax withholdings	0.6	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.40 per share)	—	—	—	—	(73)	—	(73)
Dividends declared - non-controlling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2022	177.9	$—	$647	$(102)	$1,003	$5	$1,553
Net (loss) income	—	—	—	—	(223)	3	(220)
Other comprehensive income, net of income taxes	—	—	—	65	—	—	65
Equity based compensation	—	—	31	—	—	—	31
Vesting of equity awards, net of tax withholdings	0.7	—	(2)	—	—	—	(2)
Dividends declared - common shareholders ($0.40 per share)	—	—	—	—	(74)	—	(74)
Dividends declared - non-controlling interests	—	—	—	—	—	(3)	(3)
Disposal of subsidiary	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2023	178.6	$—	$676	$(37)	$706	$4	$1,349
Net (loss) income	—	—	—	—	(136)	3	(133)
Other comprehensive loss, net of income taxes	—	—	—	(37)	—	—	(37)
Equity based compensation	—	—	26	—	—	—	26
Vesting of equity awards, net of tax withholdings	2.0	—	(19)	—	—	—	(19)
Dividends declared - common shareholders ($0.40 per share)	—	—	—	—	(74)	—	(74)
Dividends declared - non-controlling interests	—	—	—	—	—	(4)	(4)
Balance as of December 31, 2024	180.6	$—	$683	$(74)	$496	$3	$1,108

See accompanying notes to the consolidated financial statements.

Pactiv Evergreen Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In millions)

	2024	2023	2022
Operating Activities:
Net (loss) income	$(133)	$(220)	$320
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	306	600	339
Deferred income taxes	(19)	(93)	81
Unrealized (gains) losses on derivatives	(4)	1	4
Asset impairment and restructuring related non-cash charges (net of reversals)	327	56	56
(Gain) loss on sale of businesses and noncurrent assets	(1)	2	(266)
Non-cash portion of employee benefit obligations	(20)	8	(48)
Non-cash portion of operating lease expense	83	80	82
Equity based compensation	26	31	24
Other non-cash items, net	2	5	18
Change in assets and liabilities:
Accounts receivable, net	7	41	29
Inventories	(18)	176	(246)
Accounts payable	43	(70)	16
Operating lease payments	(84)	(80)	(81)
Income taxes payable/receivable	(15)	22	(7)
Accrued and other current liabilities	(82)	(27)	104
Other assets and liabilities	(23)	2	(11)
Net cash provided by operating activities	395	534	414
Investing Activities:
Acquisition of property, plant and equipment	(232)	(285)	(258)
Disposal of businesses and joint venture equity interests, net of cash disposed	86	1	358
Purchase of investments	(23)	—	—
Other investing activities	13	12	2
Net cash (used in) provided by investing activities	(156)	(272)	102
Financing Activities:
Term loan debt proceeds	372	—	—
Term loan debt repayments	(795)	(547)	(112)
Revolver proceeds	391	—	—
Revolver prepayments	(131)	—	—
Deferred financing transaction costs	(7)	—	—
Dividends paid to common shareholders	(72)	(71)	(71)
Other financing activities	(33)	(15)	(10)
Net cash used in financing activities	(275)	(633)	(193)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	1	(4)
(Decrease) increase in cash, cash equivalents and restricted cash	(41)	(370)	319
Cash, cash equivalents and restricted cash, including amounts classified as held for sale, as of beginning of the year	187	557	238
Cash, cash equivalents and restricted cash as of end of the year	$146	$187	$557
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	146	164	531
Restricted cash classified as other current assets	—	2	—
Restricted cash classified as other noncurrent assets	—	21	24
Cash and cash equivalents classified as assets held for sale	—	—	2
Cash, cash equivalents and restricted cash as of end of the year	$146	$187	$557
Cash paid:
Interest paid, net	223	253	223
Income taxes paid, net	62	73	72

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

We are a manufacturer and distributor of fresh food and beverage packaging products in North America. We report our business in two reportable segments: Foodservice and Food and Beverage Merchandising. Our Foodservice segment manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Our Food and Beverage Merchandising segment manufactures products that protect and attractively display food while preserving freshness and manufactures cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets.

Merger Agreement

On December 9, 2024, we entered into the Merger Agreement with Novolex and Merger Sub. Subject to the terms and conditions of the Merger Agreement, Novolex agreed to acquire the Company for $18.00 per Share, in an all-cash transaction. Later on December 9, 2024, following the execution and delivery of the Merger Agreement, PFL delivered a written consent, adopting the Merger Agreement as required by Delaware law. As a result, no further approval of the stockholders of the Company is required to adopt the Merger Agreement or approve the Merger.

Pursuant to the Merger Agreement, following the Merger, the Company will be a wholly-owned subsidiary of Novolex. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe that these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

Novolex will be required to pay us a reverse termination fee of $236 million under specified circumstances, including termination of the Merger Agreement if Novolex or Merger Sub breach or fail to perform any of their respective representations, warranties, covenants or agreements set forth in the Merger Agreement, which breach or failure to perform would result in the failure of certain conditions that cannot be cured by the earlier of the outside date of the Merger Agreement and 30 days after receipt of notice of such breach or failure, so long as the Company is not in material breach of its covenants or agreements.

The consummation of the Merger remains subject to customary closing conditions, including receipt of certain regulatory approvals and is expected to close in mid-2025.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Accounts Receivable

Accounts receivable are stated net of allowances for credit losses and primarily include trade receivables. In 2024 and 2023, one customer in our Foodservice segment had sales that were approximately 10% of our consolidated net revenues and, as of December 31, 2024 and 2023, 15% and 17%, respectively, of our consolidated accounts receivable net of allowances. No single customer comprised more than 10% of our consolidated net revenues in 2022. Specific customer provisions are made when a review of outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and our historical collection experience.

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

For the year ended December 31, 2024, each of the reporting units was reviewed for impairment using a qualitative assessment. No instances of impairment were identified during the 2024 annual impairment review.

Our indefinite-lived intangible assets consist primarily of certain trademarks. We test indefinite-lived intangible assets for impairment on an annual basis on December 31 and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

We may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a trademark is less than its carrying amount. If potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using the relief-from-royalty method, using key assumptions including planned revenue growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value. For the year ended December 31, 2024, no instances of impairment were identified.

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

The present value of our lease liability is determined using our incremental borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are generally recognized in an amount equal to the lease liability. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to earnings in a manner that results in a straight-line expense recognition in our consolidated statements

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

of (loss) income. An ROU asset and lease liability are not recognized for leases with an initial term of 12 months or less, and we recognize lease expense for these leases on a straight-line basis over the lease term. All operating lease cash payments and finance lease cash payments related to the interest portion of the lease liability are recorded within cash flows from operating activities in the consolidated statements of cash flows. Finance lease cash payments related to the principal portion of the lease liability are recorded within cash flows from financing activities in the consolidated statements of cash flows. We test ROU assets for impairment whenever events or changes in circumstances indicate that the asset may be impaired. Our lease agreements do not include significant restrictions, covenants or residual value guarantees. Refer to Note 10, Leases, for additional details.

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

We elected to use hedge accounting for the interest rate derivative instruments entered into during 2022. Accordingly, for such derivative instruments, the effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive (loss) income and is reclassified into earnings as interest expense, net when settled.

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

Foreign Exchange Derivatives

We are exposed to risk from exchange rate fluctuations due to the global nature of our operations and certain commodity risks. In order to manage these risks, we periodically hedge portions of our forecasted purchases expected to occur within the next twelve months that are denominated in non-functional currencies, with foreign currency forward contracts designated as cash flow hedges. We do not use derivative financial instruments for speculative purposes.

We record foreign currency derivatives at fair value (Level 2) and on a gross basis in our consolidated balance sheets in other current assets or liabilities. Cash flows from foreign currency derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument. Gains or losses are recognized as a component of other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

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

Foreign Operations

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. We translate the results of operations of our subsidiaries with functional currencies other than the U.S. dollar using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity within accumulated other comprehensive loss (“AOCL”) and transaction gains and losses in other income, net in our consolidated statements of (loss) income. Foreign currency translation balances reported within AOCL are recognized in the consolidated statements of (loss) income when the operation is disposed of or substantially liquidated.

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

Recently Adopted Accounting Guidance

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU during the fourth quarter of 2024 on a retrospective basis. Adoption of this standard resulted in additional disclosure of the significant expenses in the respective segments. Refer to Note 20, Segment Information, for additional details.

Accounting Guidance Issued but Not Yet Adopted as of December 31, 2024

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

In November 2024, the FASB issued ASU 2024-03 Disaggregation of Income Statement Expenses (Topic 220-40). The ASU requires disclosure of additional information in a disaggregated manner within the footnotes for relevant expense captions presented on the face of the statement of income. The requirements of the ASU are effective for annual periods beginning after December 15, 2026. Early adoption is permitted and the amendments may be applied on a prospective basis with the option for retrospective application. We are currently assessing the impact of the ASU on our consolidated financial statements and related disclosures.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

Note 3. Acquisitions and Dispositions

Dispositions

Beverage Merchandising Restructuring Related Dispositions

As discussed in further detail in Note 4, Restructuring Asset Impairment and Other Related Charges, the Beverage Merchandising Restructuring included the exploration of strategic alternatives for the Facilities as well as the closure of the Canton Mill. These actions resulted in the Pine Bluff Transaction, which closed on October 1, 2024, and the Canton Transaction, which closed on January 10, 2025.

As a result of the Pine Bluff Transaction, we received proceeds of $83 million during the year ended December 31, 2024. We recognized an impairment charge of $315 million during the year ended December 31, 2024 related to the measurement of the

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

disposal group upon qualifying as held for sale. In addition to this charge, we recorded an $8 million goodwill impairment charge related to the disposal group. The operations of the Facilities did not meet the criteria to be presented as discontinued operations.

We classified the assets and liabilities associated with the Canton Mill as held for sale as of December 31, 2024, and we expect to record a pre-tax gain of $18 million related to the Canton Transaction in the first quarter of 2025. The Canton Mill did not meet the criteria to be presented as discontinued operations.

Refer to Note 4, Restructuring Asset Impairment and Other Related Charges, for further details regarding these transactions.

Ducart Joint Venture

During the fourth quarter of 2024, we sold our 50% equity interests in a joint venture located in the Middle East region (the “Ducart Joint Venture”), resulting in proceeds of approximately $2 million and the recognition of an immaterial loss. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details on this transaction.

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

Income from operations before income taxes for Beverage Merchandising Asia for the year ended December 31, 2022 was $13 million.

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

We recognized a partial reversal of the initial impairment charge of $1 million during the year ended December 31, 2023 which was reflected in restructuring, asset impairment and other related charges. The operations of the remaining closures businesses did not meet the criteria to be presented as discontinued operations. The remaining closures businesses’ income from operations before income taxes for the years ended December 31, 2023 and 2022 was immaterial.

Naturepak Beverage

On March 29, 2022, we completed the sale of our equity interests in Naturepak Beverage Packaging Co. Ltd. (“Naturepak Beverage”), our 50% joint venture with Naturepak Limited, to affiliates of Elopak ASA. We received proceeds of $47 million and recognized a gain on the sale of our equity interests of $27 million during the year ended December 31, 2022 which was reflected in other income, net. Our interests in Naturepak Beverage did not meet the criteria to be presented as discontinued operations. The income from operations before income taxes from our equity interests in Naturepak Beverage for the year ended December 31, 2022 was immaterial.

Note 4. Restructuring, Asset Impairment and Other Related Charges

Footprint Optimization

On February 29, 2024, we announced the Footprint Optimization, a restructuring plan approved by our Board of Directors to optimize our manufacturing and warehousing footprint that we expect will improve our operating efficiency. We expect to incur capital expenditures of $40 million to $45 million, total cash restructuring charges of $50 million to $65 million and total non-cash charges of $20 million to $40 million, each primarily during 2025, to execute our plan. For the year ended December 31, 2024, we incurred cash charges of $11 million, primarily related to severance and other exit costs and non-cash charges of $8 million, primarily related to accelerated property, plant and equipment depreciation. The estimated ranges of restructuring charges are provisional and include significant management judgments and assumptions that could change materially as we execute our

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

plans. Actual results may differ from these estimates, and the execution of our plan could result in additional restructuring charges or impairments.

Beverage Merchandising Restructuring

On March 6, 2023, we announced the Beverage Merchandising Restructuring, a plan approved by our Board of Directors to take significant restructuring actions related to our beverage merchandising operations. The Beverage Merchandising Restructuring includes, among other things:

•
Closure of the Canton Mill, including the cessation of mill operations, during the second quarter of 2023;
•
Closure of our Olmsted Falls, Ohio converting facility and concurrent reallocation of certain production to our remaining converting facilities during the second quarter of 2023; and
•
Reorganizing our operating and reporting structure to achieve increased efficiencies and related cost savings.

Additionally, the plan included the exploration of strategic alternatives for the Facilities. Following authorization by our Board of Directors on July 12, 2024, we entered into a definitive agreement to sell the Facilities and associated assets and liabilities to Suzano.

The Pine Bluff Transaction closed on October 1, 2024. We received proceeds of $83 million, inclusive of the $10 million exclusivity payment previously received during the second quarter of 2024. We also entered into a long-term liquid packaging board supply arrangement with Suzano upon closing of the Pine Bluff Transaction.

We classified the assets and liabilities associated with the Facilities, including an allocated portion of the goodwill associated with the Beverage Merchandising reporting unit, as held for sale as of July 12, 2024. Upon qualifying as held for sale, we measured the disposal group at the lower of its carrying value and its fair value, less costs to sell, and recognized an impairment charge of $314 million. In addition to this charge, we recorded an $8 million goodwill impairment charge related to the disposal group. During the fourth quarter of 2024 we recognized an additional $1 million impairment charge related to the Pine Bluff Transaction. The operations of the Facilities did not meet the criteria to be presented as discontinued operations. Additionally, we evaluated the assets of our Beverage Merchandising reporting unit that were not allocated to the disposal group for impairment and determined no additional impairment charge was warranted.

During the fourth quarter of 2024, we determined that the assets and liabilities associated with the Canton Mill met the criteria to be classified as held for sale. As a result, $12 million of property, plant and equipment, $5 million of accrued and other current liabilities and $22 million of other non-current liabilities related to the Canton Mill were reclassified as held for sale as of December 31, 2024. The Canton Mill did not meet the criteria to be presented as discontinued operations.

As a result of the Beverage Merchandising Restructuring, we incurred charges during the year ended December 31, 2024, and we estimate we will incur further charges in future periods, as follows:

	For the Year Ended December 31, 2024	Cumulative Charges Incurred to Date	Total Expected Charges(1)(2)
Non-cash:
Accelerated property, plant and equipment depreciation	$11	$285	$285
Pine Bluff Transaction impairment charges(3)	323	323	323
Other non-cash charges(4)	(1)	49	37
Total non-cash charges	$333	$657	645
Cash:
Severance, termination and related costs	1	44	45
Exit, disposal and other transition costs(5)	24	127	125
Total cash charges	25	171	170
Total Beverage Merchandising Restructuring charges	$358	$828	$815

(1)
We expect any remaining charges to occur in 2025 but do not expect that they will be material.
(2)
Total expected charges include the impact of the Pine Bluff Transaction and the Canton Transaction discussed above. In addition to these transactions, during both the years ended December 31, 2024 and December 31, 2023, we received $4 million in cash proceeds and recognized an immaterial gain on the sale of other assets.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

(3)
Pine Bluff Transaction impairment charges included a goodwill impairment charge of $8 million related to the Facilities disposal group.
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

The Beverage Merchandising Restructuring charges, Footprint Optimization charges and other restructuring and asset impairment charges (net of reversals) were classified on our consolidated statements of (loss) income as follows by segment:

	Food and Beverage Merchandising	Foodservice	Other	Total
For the Year Ended December 31, 2024
Cost of sales(1)	$16	$2	$—	$18
Restructuring, asset impairment and other related charges(2)	355	4	5	364
Total	$371	$6	$5	$382

For the Year Ended December 31, 2023
Cost of sales	$299	$—	$—	$299
Selling, general and administrative expenses	6	—	—	6
Restructuring, asset impairment and other related charges	157	—	14	171
Total	$462	$—	$14	$476

For the Year Ended December 31, 2022
Restructuring, asset impairment and other related charges	$2	$—	$56	$58
Total	$2	$—	$56	$58
(1)
Included $8 million of non-cash charges related to the Footprint Optimization for the year ended December 31, 2024, of which $2 million related to our Foodservice segment and $6 million related to our Food and Beverage Merchandising segment.
(2)
Included $323 million of non-cash impairment charges related to the Pine Bluff Transaction for the year ended December 31, 2024, all related to the Food and Beverage Merchandising segment. Also included $11 million of cash charges related to the Footprint Optimization for the year ended December 31, 2024, of which $4 million related to our Foodservice segment and $7 million related to our Food and Beverage Merchandising segment, respectively.

For the year ended December 31, 2024, we also recorded a non-cash impairment charge of $2 million related to our equity interests in the Ducart Joint Venture, which is reported within the Food and Beverage Merchandising operating segment. Additionally, we recorded cash charges of $2 million for severance related to other corporate overhead restructuring and the resulting reduction in force, which is recorded in Other.

For the year ended December 31, 2023, we recorded a non-cash impairment charge of $6 million related to our equity interests in the Ducart Joint Venture. We concluded the impairment was other-than-temporary; accordingly, the carrying value of our equity interests was reduced to its fair value. The impairment arose due to our assessment of unfavorable economic developments related to the operations of the joint venture.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The following table summarizes the changes to our restructuring liability during the year ended December 31, 2024:

	December 31, 2023	Charges to Earnings	Reclassified to Held for Sale	Cash Paid	December 31, 2024
Beverage Merchandising Restructuring
Severance, termination and related costs	$9	$1	$—	$(8)	$2
Exit, disposal and other transition costs	30	24	(4)	(39)	$11
Footprint Optimization
Severance, termination and related costs	—	9	—	(1)	8
Exit, disposal and other transition costs	—	2	—	(2)	—
Other
Severance, termination and related costs	—	2	—	(2)	—
Total(1)	$39	$38	$(4)	$(52)	$21
(1)
Included $19 million and $36 million classified within accrued and other current liabilities and $2 million and $3 million classified within other noncurrent liabilities as of December 31, 2024 and 2023, respectively.

Note 5. Inventories

The components of inventories consisted of the following:

	As of December 31,
	2024	2023
Raw materials	$231	$223
Work in progress	48	67
Finished goods	408	465
Spare parts	75	97
Inventories	$762	$852

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2024	2023
Land and land improvements	$53	$71
Buildings and building improvements	564	690
Machinery and equipment	2,600	3,669
Construction in progress	161	193
Property, plant and equipment, at cost	3,378	4,623
Less: accumulated depreciation	(2,208)	(3,112)
Property, plant and equipment, net	$1,170	$1,511

Depreciation expense was recognized in the following components in the consolidated statements of (loss) income:

	For the Years Ended December 31,
	2024	2023	2022
Cost of sales	$221	$508	$254
Selling, general and administrative expenses	25	32	24
Total depreciation expense(1)	$246	$540	$278
(1)
For the years ended December 31, 2024 and 2023, total depreciation expense included $17 million and $274 million, respectively, of accelerated depreciation expense related to the restructuring programs, substantially all of which was included in cost of sales. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 7. Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Foodservice	Food and Beverage Merchandising	Total
Balance as of December 31, 2022	$993	$822	$1,815
Reclassified due to segment composition change(1)	(35)	35	—
Balance as of December 31, 2023	$958	$857	$1,815
Reclassification to assets held for sale(2)	—	(8)	(8)
Balance as of December 31, 2024	$958	$849	$1,807
(1)
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
(2)
The reclassification relates to the Pine Bluff Transaction. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.

In analyzing the results of operations and business conditions of our reporting units as of December 31, 2024, each of the reporting units was reviewed for impairment using a qualitative assessment. No impairment was recorded for any reporting unit.

Intangible assets, net consisted of the following:

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$1,056	$(749)	$307	$1,062	$(698)	$364
Trademarks	42	(19)	23	42	(15)	27
Other	7	(7)	—	7	(7)	—
Total finite-lived intangible assets	$1,105	$(775)	$330	$1,111	$(720)	$391
Indefinite-lived intangible assets
Trademarks	$554	$—	$554	$554	$—	$554
Other	59	—	59	59	—	59
Total indefinite-lived intangible assets	$613	$—	$613	$613	$—	$613
Total intangible assets	$1,718	$(775)	$943	$1,724	$(720)	$1,004

In analyzing our indefinite-lived intangible assets as of December 31, 2024, we elected to perform qualitative impairment analyses for all of our indefinite-lived intangible assets and no instances of impairment were identified.

Amortization expense for intangible assets of $60 million, $60 million and $61 million for the years ended December 31, 2024, 2023 and 2022, respectively, was recognized in selling, general and administrative expenses.

For the next five years, we estimate annual amortization expense as follows:

2025	$58
2026	57
2027	57
2028	57
2029	55
Total	$284

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2024	2023
Personnel costs	$87	$134
Rebates and credits	54	85
Restructuring costs(1)	19	36
Interest	17	17
Other(2)	121	127
Accrued and other current liabilities	$298	$399
(1)
Restructuring costs are primarily related to the Beverage Merchandising Restructuring and the Footprint Optimization. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.
(2)
Other includes items such as freight, utilities and other non-income related taxes.

Note 9. Debt

Debt consisted of the following:

	As of December 31,
	2024	2023
Credit Agreement:
U.S. Term Loans	$1,257	$1,680
U.S. Revolving Loans	260	—
Notes:
4.000% Senior Secured Notes due 2027	1,000	1,000
4.375% Senior Secured Notes due 2028	500	500
Pactiv Debentures:
7.950% Debentures due 2025	217	217
8.375% Debentures due 2027	167	167
Other	34	41
Total principal amount of borrowings	3,435	3,605
Deferred debt issuance costs (“DIC”)	(9)	(11)
Original issue discounts, net of premiums (“OID”)	(2)	(8)
	3,424	3,586
Less: current portion	(223)	(15)
Long-term debt	$3,201	$3,571

We were in compliance with all debt covenants during the years ended December 31, 2024 and 2023.

Credit Agreement

PTVE and certain of its U.S. subsidiaries are parties to a senior secured credit agreement dated August 5, 2016 as amended (the “Credit Agreement”). As of December 31, 2024, the Credit Agreement comprised the following term and revolving tranches:

	Maturity Date	Value Drawn	Applicable Interest Rate
Term Tranche
U.S. term loans Tranche B-4	September 24, 2028	$1,257	SOFR (floor of 0.000%) + 2.500%
Revolving Tranche(1)
U.S. Revolving Loans	May 1, 2029	$260	SOFR (floor of 0.000%) + 2.500%
(1)
The Revolving Tranche represents a $1,100 million facility. In addition to the value drawn, we have utilized $43 million in the form of letters of credit.

We borrowed $391 million of our Revolving Tranche Facility and repaid $131 million plus interest during 2024.

On May 1, 2024, we amended the Credit Agreement to increase the capacity on our Revolving Tranche facility from $250 million to $1,100 million and extend the maturity date to May 1, 2029. We also amended the applicable interest rate and other pricing terms, including replacing the facility fee with a lower fee on unutilized capacity.

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

The weighted average contractual interest rates related to our U.S. term loans for the years ended December 31, 2024, 2023 and 2022 were 8.04%, 8.35%, and 5.23%, respectively. Including the impact of interest rate swap agreements, which were entered into in 2022, the weighted average rates on our U.S. term loans for the years ended December 31, 2024, 2023 and 2022 were 7.27%, 7.80% and 5.07%, respectively. The effective interest rates of our debt obligations under the Credit Agreement are not materially different from the contractual interest rates. Refer to Note 11, Financial Instruments, for additional details regarding the interest rate swap agreements.

PTVE and certain of its U.S. subsidiaries have guaranteed on a senior basis the obligations under the Credit Agreement to the extent permitted by law. The borrowers and the guarantors have granted security over substantially all of their assets to support the obligations under the Credit Agreement. This security is expected to be shared on a first priority basis with the holders of the Notes.

Indebtedness under the Credit Agreement may be voluntarily repaid, in whole or in part, and must be mandatorily repaid in certain circumstances. We are required to make annual prepayments of term loans with up to 50% of excess cash flow (which will be reduced to 25% or 0% if specified senior secured first lien leverage ratios are met) as determined in accordance with the Credit Agreement. No excess cash flow prepayments were due for the year ended December 31, 2024.

The Credit Agreement contains customary covenants which restrict us from certain activities including, among others, incurring debt, creating liens over assets, selling assets and making restricted payments, in each case except as permitted under the Credit Agreement.

Notes

As of December 31, 2024, our outstanding notes were as follows:

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

Pactiv Debentures

As of December 31, 2024, our outstanding debentures (together, the “Pactiv Debentures”) were as follows:

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

Other Borrowings

Other borrowings represented finance lease obligations of $34 million and $41 million as of December 31, 2024 and 2023, respectively.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of December 31, 2024:

2025	$223
2026	6
2027	1,173
2028	1,762
2029	265
Thereafter	6
Total principal amount of borrowings	$3,435

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of December 31, 2024 and 2023 is a Level 2 fair value measurement. Below is a schedule of carrying values and fair values of our debt outstanding:

	As of December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement:
U.S. Term Loans	$1,255	$1,263	$1,672	$1,687
U.S. Revolving Loans	260	260	—	—
Notes:
4.000% Senior Secured Notes due 2027	996	994	995	942
4.375% Senior Secured Notes due 2028	497	500	496	471
Pactiv Debentures:
7.950% Debentures due 2025	216	221	216	221
8.375% Debentures due 2027	166	176	166	172
Other	34	34	41	41
Total	$3,424	$3,448	$3,586	$3,534

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Interest Expense, Net

Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022
Interest expense:
Credit Agreement - Term Loans	$121	$164	$115
Credit Agreement - Revolving Loans	15	—	—
Notes	62	62	62
Pactiv Debentures	31	31	38
Interest income	(4)	(12)	(6)
Amortization of DIC and OID	5	5	4
Loss (gain) on extinguishment of debt(1)	6	—	(2)
Realized derivative gains	(11)	(9)	—
Other	9	4	7
Interest expense, net	$234	$245	$218
(1)
The loss on extinguishment of debt represented the write-off of unamortized DIC and OID as a result of the Credit Agreement amendment on May 28, 2024.

Note 10. Leases

We lease certain buildings, plant and equipment. Our leases have reasonably assured remaining lease terms of up to 11 years. Certain leases include options to renew for up to 19 years. As of December 31, 2024, there were no material lease transactions that we have entered into but had not yet commenced.

Operating lease costs consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022
Operating lease costs	$83	$80	$82
Variable lease costs	5	4	5
Short-term lease costs	15	15	14
Total operating lease costs	$103	$99	$101

Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2024 were as follows:

2025	$80
2026	74
2027	59
2028	48
2029 and thereafter	68
Total undiscounted lease payments	329
Less: amounts representing interest	(49)
Present value of lease obligations	$280

The weighted average remaining lease term and discount rate for operating leases were as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term	4.8 years	5.0 years
Weighted average discount rate	6.53%	6.44%

During the years ended December 31, 2024, 2023 and 2022, new operating leases resulted in the recognition of ROU assets and corresponding lease liabilities of $74 million, $71 million and $52 million, respectively. Cash flows from operating activities

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

included $84 million, $80 million and $81 million of payments for operating lease liabilities for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 11. Financial Instruments

We had the following derivative instruments recorded at fair value in our consolidated balance sheets:

	As of December 31,
	2024		2023
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate derivatives	$1	$—	$6	$(6)
Commodity swap contracts	—	(1)	—	(6)
Total fair value	$1	$(1)	$6	$(12)
Classification:
Other current assets	$1	$—	$6	$—
Accrued and other current liabilities	—	(1)	—	(5)
Other noncurrent liabilities	—	—	—	(7)
Total fair value	$1	$(1)	$6	$(12)

Our derivatives are comprised of interest rate and commodity swaps and foreign currency exchange forward contracts. All derivatives represent Level 2 financial assets and liabilities. Our derivatives are valued using an income approach based on the observable market index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices, interest rates and foreign currency exchange rates. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the fourth quarter of 2022, we entered into derivative financial instruments with several large financial institutions which swapped the LIBO rate for a weighted average fixed rate of 4.12% for an aggregate notional amount of $1,000 million to hedge a portion of the interest rate exposure resulting from our U.S. term loans. These instruments are classified as cash flow hedges and mature in October 2025. In April 2023, we amended our interest rate swap agreements to replace the interest rate benchmark from LIBOR to SOFR, effective for swap payments for the period commencing April 28, 2023. Other than the foregoing, the material terms of the interest rate swap agreements remain unchanged, including the weighted average fixed rate of 4.12%, and our election to use certain practical expedients under Accounting Standards Codification Topic 848: Reference Rate Reform resulted in no material impacts on our consolidated financial statements.

During the years ended December 31, 2024 and 2023, we recognized realized gains of $11 million and $9 million, respectively, within interest expense, net, for our interest rate derivatives. There was no realized gain or loss for our interest rate derivatives during the year ended December 31, 2022. During the years ended December 31, 2024, 2023 and 2022, we recognized unrealized gains of $12 million and $9 million and an unrealized loss of $1 million, respectively, within other comprehensive (loss) income, for our interest rate derivatives. At December 31, 2024, we expect to reclassify $1 million of gains, net of tax, from AOCL to earnings over the next twelve months. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

During the years ended December 31, 2024, 2023 and 2022, we recognized an unrealized gain of $4 million and unrealized losses of $1 million and $4 million, respectively, in cost of sales, for our commodity swap contracts.

The following table provides the detail of outstanding commodity derivative contracts as of December 31, 2024:

Type	Unit of Measure	Contracted Volume	Contracted Price	Contracted Date of Maturity
Natural gas swaps	Million BTU	1,020,000	$4.63	Jan 2025 - Dec 2025

During the first quarter of 2024, we entered into foreign currency exchange forward contracts to reduce our risk from exchange rate fluctuations associated with purchases denominated in a foreign currency. We are exposed to market risk for changes in foreign currency exchange rates due to the global nature of our operations and certain commodity risks. In order to manage these risks, we hedge portions of our forecasted purchases expected to occur within the next twelve months that are denominated in non-functional currencies, with foreign currency forward contracts designated as cash flow hedges. The amount of unrealized and realized gains and losses recognized during the year ended December 31, 2024 was immaterial.

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

Our largest pension plan is the PPPE. The PPPE was created on December 31, 2022 as a result of the merger of the Pactiv Evergreen Pension Plan, which was assumed in a 2010 acquisition, and a pension plan acquired as a result of the Fabri-Kal acquisition. This plan covers certain of our employees. It also covers former employees and employees of employers formerly related to the entity that we acquired in 2010. As a result, while persons who were not our employees do not accrue benefits under the plan, the total number of individuals/beneficiaries covered by this plan is much larger than it would be if only our current and former employees were eligible to participate. The PPPE comprised 97% and 96% of the present value of pension plan obligations and 100% and 99% of the fair value of plan assets as of December 31, 2024 and 2023, respectively. Accordingly, we have provided aggregated disclosures in respect of our plans on the basis that the plans are not exposed to materially different risks.

We generally fund our retirement plans equal to the annual minimum funding requirements specified by government regulations covering each plan. We made no contributions to the PPPE during the year ended December 31, 2024, and we contributed $3 million to all other pension plans and $2 million to the OPEB plans. We do not expect to make a contribution to the PPPE during the year ending December 31, 2025. Contributions during the year ending December 31, 2025 for all other defined benefit pension plans are estimated to be $7 million. Contributions during the year ending December 31, 2025 for OPEB plans are estimated to be $3 million. Future contributions will be dependent on future plan asset returns and interest rates and are highly sensitive to changes.

Pension Partial Settlement Transactions

During the fourth quarter of 2024, using PPPE assets, we completed the buy-out of $104 million of the PPPE’s projected benefit obligations. Approximately 2,100 of the PPPE’s approximately 18,000 total participants accepted the buy-out, which was offered to term vested participants. This transaction resulted in the recognition of a non-cash settlement gain of $20 million during the year ended December 31, 2024.

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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Obligations, Assets and Funded Status

The following table sets forth changes in benefit obligations and the fair value of plan assets for our defined benefit pension and OPEB plans:

	Pension Benefits		OPEB
	As of December 31,
	2024	2023	2024	2023
Change in benefit obligations:
Projected benefit obligations as of January 1	$966	$952	$37	$38
Service cost	1	1	—	—
Interest cost	47	48	2	2
Benefits paid	(39)	(41)	(2)	(2)
Settlements	(104)	—	—	—
Actuarial (gains) losses(1)	(61)	6	(4)	(1)
Foreign currency exchange	(1)	—	—	—
Projected benefit obligation as of December 31	$809	$966	$33	$37
Change in plan assets:
Fair value of plan assets as of January 1	$1,002	$941	$—	$—
Actual return on plan assets	8	99	—	—
Employer contributions	3	3	2	2
Benefits paid	(39)	(41)	(2)	(2)
Settlements	(104)	—	—	—
Fair value of plan assets as of December 31	$870	$1,002	$—	$—
Funded status as of December 31	$61	$36	$(33)	$(37)
(1)
The actuarial gains for the years ended December 31, 2024 were primarily due to changes in the discount rate assumption. The actuarial losses (gains) for the years ended December 31, 2023 were primarily due to changes in the discount rate assumption and experience gains.

Our defined benefit pension and OPEB obligations were included in our consolidated balance sheets as follows:

	Pension Benefits		OPEB
	As of December 31,
	2024	2023	2024	2023
Other noncurrent assets	$80	$62	$—	$—
Accrued and other current liabilities	(6)	(3)	(3)	(3)
Long-term employee benefit obligations	(13)	(23)	(30)	(34)
	$61	$36	$(33)	$(37)

Portions of our defined benefit pension and OPEB obligations have been recorded in AOCL as follows:

	Pension Benefits		OPEB
	As of December 31,
	2024	2023	2024	2023
Net actuarial gains	$(159)	$(157)	$(17)	$(15)
Deferred income tax expense	41	40	5	5
	$(118)	$(117)	$(12)	$(10)

The funded status of our defined benefit pension and OPEB plans with accumulated benefit obligation in excess of plan assets was as follows:

	Pension Benefits		OPEB
	As of December 31,
	2024	2023	2024	2023
Plan assets	$—	$9	$—	$—
Projected benefit obligation	19	35	33	37
Accumulated benefit obligation	19	34	33	37
Under Funded Status
Projected benefit obligation	$(19)	$(26)	$(33)	$(37)
Accumulated benefit obligation	$(19)	$(25)	$(33)	$(37)

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Net periodic defined benefit pension and OPEB (income) costs consisted of the following:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Service cost	$1	$1	$1	$—	$—	$—
Interest cost	47	48	65	2	2	1
Expected return on plan assets(1)	(45)	(40)	(58)	—	—	—
Amortization of actuarial (gains) losses(2)	(2)	—	1	(2)	(2)	(1)
Ongoing net periodic benefit (income) costs	1	9	9	—	—	—
Income due to settlements(3)	(20)	—	(57)	—	—	—
Total net periodic benefit (income) costs	$(19)	$9	$(48)	$—	$—	$—
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
(3)
Income due to settlements resulted from the PPPE’s partial settlement transactions in 2024 and 2022.

We present all non-service cost components of net periodic defined pension and OPEB (income) costs within non-operating income (expense), net in our consolidated statements of (loss) income.

Amounts recognized in other comprehensive loss (income) were as follows:

	Pension Benefits			OPEB
	For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Net actuarial gains arising during the year(1)(2)	$(24)	$(54)	$(20)	$(4)	$(1)	$(10)
Recognized net actuarial gains(3)	22	—	55	2	2	1
Deferred income tax expense (benefit)	1	14	(8)	—	—	2
Total recognized in other comprehensive loss (income), net of tax	$(1)	$(40)	$27	$(2)	$1	$(7)
(1)
Net of AOCL reclassified upon sale of business. Refer to Note 14, Accumulated Other Comprehensive Loss, for additional details.
(2)
The net actuarial gain of $24 million on our pension plans during the year ended December 31, 2024 was primarily attributable to an increase in the discount rate. The net actuarial gain of $54 million on our pension plans during the year ended December 31, 2023 was primarily due to asset returns and experience gains, partially offset by a decrease in the discount rate. The net actuarial gains of $20 million on our pension plans during the year ended December 31, 2022 were primarily attributable to an increase in the discount rate, partially offset by asset returns.
(3)
Comprises income due to settlements in 2024 and 2022 and amortization of actuarial gains.

We used the following weighted average assumptions to determine our PPPE defined benefit pension and OPEB obligations:

	PPPE		OPEB
	As of December 31,
	2024	2023	2024	2023
Discount rate	5.68%	5.03%	5.61%	4.97%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

We used the following weighted average assumptions to determine our PPPE net defined benefit pension and OPEB costs:

	PPPE			OPEB
	For the Years Ended December 31,
	2024(1)	2023	2022(1)	2024	2023	2022
Discount rate	5.03%	5.22%	2.81%	4.97%	5.15%	2.81%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	4.72%	4.34%	3.27%	N/A	N/A	N/A
Healthcare cost trend rate	N/A	N/A	N/A	8.00%	7.00%	6.70%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend	N/A	N/A	N/A	2033	2032	2029
(1)
As discussed in the Partial Pension Settlement Transactions section above, we performed interim remeasurements of the PPPE’s projected benefit obligations and plan assets in February 2022, September 2022 and November 2024. After each interim remeasurement, the assumptions utilized in our PPPE net defined benefit pension costs were updated. While the rate of compensation increase remained at 3.00% after each remeasurement, the discount rate and the expected long-term rate of return on plan assets were updated. The discount rate utilized was 3.50%, 5.00% and 5.34% and the expected long-term rate of return on plan assets utilized was 3.10%, 4.00% and 4.54% after the February 2022, September 2022 and November 2024 interim remeasurements, respectively.

The discount rate used reflects the expected future cash flows based on plan provisions and participant data as of the beginning of the plan year. The expected future cash flows for the PPPE are discounted by the Aon Hewitt above median yield curve for the years ended December 31, 2024, 2023 and 2022. The yield curve is a hypothetical AA yield curve comprised of a series of annualized individual discount rates. The expected long-term return on PPPE assets was developed as a weighted average rate based on the target asset allocation of the plan and long-term capital market assumptions. The overall return for each asset class was developed by combining a long-term inflation component and the associated real rates. The development of the capital market assumptions utilized a variety of methodologies, including, but not limited to, historical analysis, expected economic growth outlook and market yield analysis.

Our estimated future benefit payments for our defined benefit pension and OPEB plans as of December 31, 2024 were as follows:

	Pension Benefits	OPEB
2025	$59	$3
2026	57	3
2027	60	3
2028	62	3
2029	63	3
2030-2034	290	12

Plan Assets

Our investment strategy for the plan assets is to manage the assets in relation to the liabilities in order to pay retirement benefits to plan participants over the life of the plan. This is accomplished by identifying and managing the exposure to various market risks and earning an acceptable long-term rate of return consistent with an acceptable amount of risk while considering the liquidity needs of the plan.

The target asset allocation for the PPPE for 2024 and forward is approximately 96% fixed income and 4% return-seeking assets, primarily property investments. The following table presents summarized details of plan assets and the fair value hierarchy of these assets.

	As of December 31,
	2024	2023
Equity securities - Level 1	$1	$2
Bond ETFs - Level 1	—	7
Corporate bonds - Level 2	815	927
Property - Net Asset Value(1)	39	45
Other - Net Asset Value(1)	15	21
Total pension plan assets	$870	$1,002

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

Defined Contribution Plans

We sponsor various defined contribution plans. Our expense relating to defined contribution plans was $39 million, $35 million and $35 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Multi-employer Plans—Withdrawal Liabilities

As of December 31, 2024 and 2023, we recognized a liability of $38 million and $40 million, respectively, in respect of our future obligations arising from the withdrawal from multi-employer pension plans which is included in other current and noncurrent liabilities. We expect to make payments of approximately $5 million annually over the next 11 years in respect of these obligations.

Note 13. Other Income, Net

Other income, net consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022
Gain (loss) on sale of businesses and noncurrent assets	$1	$(2)	$266
Gain on legal settlement(1)	—	—	15
Other	9	4	—
Other income, net	$10	$2	$281
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

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 15. Accumulated Other Comprehensive Loss

The following table summarizes the changes in our balances of each component of AOCL:

	For the Years Ended December 31,
	2024	2023	2022
Currency translation adjustments:
Balance as of beginning of year	$(163)	$(189)	$(207)
Currency translation adjustments	(41)	26	(8)
Amounts reclassified from AOCL(1)	—	—	26
Other comprehensive (loss) income	(41)	26	18
Balance as of end of year	$(204)	$(163)	$(189)
Defined benefit plans:
Balance as of beginning of year	$127	$88	$108
Net actuarial gain arising during year	28	55	30
Deferred tax expense on net actuarial gain	(7)	(14)	(7)
Loss (gain) reclassified from AOCL:
Reclassification upon sale of businesses(2)	—	—	1
Amortization of experience gains	(4)	(2)	—
Defined benefit plan settlement gain	(20)	—	(57)
Deferred tax expense on reclassification(3)	6	—	13
Other comprehensive income (loss)	3	39	(20)
Balance as of end of year	$130	$127	$88
Interest rate derivatives:
Balance as of beginning of year	$(1)	$(1)	$—
Net derivative gain (loss)	12	9	(1)
Deferred tax expense on net derivative gain (loss)	(3)	(2)	—
Gain reclassified from AOCL	(11)	(9)	—
Deferred tax expense on reclassification(3)	3	2	—
Other comprehensive income (loss)	1	—	(1)
Balance as of end of year	$—	$(1)	$(1)
AOCL
Balance as of beginning of year	$(37)	$(102)	$(99)
Other comprehensive (loss) income	(37)	65	(3)
Balance as of end of year	$(74)	$(37)	$(102)
(1)
The reclassification of currency translation adjustment amounts to earnings relates to the sale of our remaining closures businesses during 2022. Refer to Note 3, Acquisition and Dispositions, for additional details.
(2)
Reclassifications upon sale of businesses are recorded in other income, net.
(3)
Taxes reclassified to income are recorded in income tax (expense) benefit.

Note 16. Income Taxes

The components of (loss) income from continuing operations before income tax were as follows:

	For the Years Ended December 31,
	2024	2023	2022
(Loss) income from continuing operations before income taxes:
United States	$(153)	$(308)	$385
Foreign	49	83	83
Total (loss) income from continuing operations before income taxes:	$(104)	$(225)	$468

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Significant components of income tax (expense) benefit from continuing operations were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$(25)	$(53)	$(28)
State and Local	(8)	(12)	(16)
Foreign	(14)	(25)	(24)
Total current income tax expense	(47)	(90)	(68)
Deferred:
U.S. Federal	16	67	(82)
State and Local	5	21	(3)
Foreign	(3)	5	4
Total deferred income tax benefit (expense)	18	93	(81)
Total income tax (expense) benefit	$(29)	$3	$(149)

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to our income tax (expense) benefit was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Income tax benefit (expense) using the U.S. federal statutory income tax rate of 21%	$22	$47	$(98)
State and local taxes	5	10	(10)
Effect of tax rates in foreign jurisdictions	(4)	(7)	(6)
Non-deductible expenses	(4)	(3)	(1)
Non-deductible executive compensation	(8)	(2)	(3)
Tax exempt income and income at a reduced tax rate	1	2	1
Withholding taxes	(1)	(3)	(4)
Withholding taxes from sale of businesses	—	—	(23)
Tax rate modifications	6	(1)	(1)
Change in valuation allowance	(47)	(48)	(5)
Tax on unremitted earnings	1	—	(4)
Gain on sale of businesses	—	—	(8)
Change in uncertain tax positions	1	(1)	(1)
Over (under) provided in prior periods(1)	(1)	11	(1)
Interest on long term income tax receivables	3	—	—
Expired deferred tax assets	(3)	(7)	(2)
Foreign tax credit	—	—	13
Other tax credits	3	3	2
Goodwill impairment	(2)	—	—
Other	(1)	2	2
Total income tax (expense) benefit	$(29)	$3	$(149)
(1)
For the tax year 2023 over (under) provided in prior periods was primarily driven by adjustments associated with state deferred taxes and is presented net of $8 million of expense resulting from an associated increase in valuation allowance.

During the year ended December 31, 2024 and 2023, our effective tax rate varied from the U.S. federal statutory income tax rate primarily as a result of the inability to recognize a tax benefit on all interest expense.

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

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes as well as tax attributes such as tax loss and tax credit carryforwards. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Employee benefits	$34	$53
Operating lease liabilities	68	61
Inventory	18	24
Reserves	16	33
Research and development	31	26
Tax losses	44	63
Tax credits	5	5
Interest	305	276
Other	2	2
Total deferred tax assets	523	543
Valuation allowance	(243)	(196)
Total deferred tax assets net of valuation allowance	280	347
Deferred tax liabilities
Intangible assets	(334)	(349)
Property, plant and equipment	(95)	(163)
Operating lease right-of-use assets	(59)	(57)
Other	(7)	(9)
Total deferred tax liabilities	(495)	(578)
Net deferred tax liabilities	$(215)	$(231)

Tax loss and tax credit carryforwards, presented on a net tax effected basis, were as follows:

	As of December 31,
	2024	2023
Tax loss carryforwards:
Expires within 5 years	$16	$13
Expires after 5 years or indefinite expiration	27	50
Total tax loss carryforwards	$43	$63
Tax credit carryforwards:
Expires within 5 years	$—	$1
Expires after 5 years or indefinite expiration	5	4
Total tax credit carryforwards	$5	$5

Deferred tax assets related to interest, tax loss carryovers and tax credit carryovers are available to offset future taxable earnings to the extent they are more-likely-than-not realizable. We have provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as we have concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Valuation allowances were $243 million and $196 million as of December 31, 2024 and 2023, respectively.

The following table reflects changes in valuation allowance for the respective periods:

	For the Years Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$196	$140	$140
Expense	50	56	5
Write-off of net operating losses and other deferred tax assets	(3)	—	(5)
Balance at end of the year	$243	$196	$140

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The increase in valuation allowance during the year ended December 31, 2024 and 2023 primarily related to changes in our deferred interest deductions. The increase in valuation allowance during the year ended December 31, 2022 primarily related to changes in the expected utilization of additional deferred interest deductions, offset by a decrease primarily related to the sale of our remaining closures businesses.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2024	2023	2022
Balance at beginning of the year	$14	$15	$16
Increase (decrease) associated with positions taken during a prior year	3	(1)	—
Decrease related to sale of businesses	—	—	(1)
Lapse of statute of limitations	(1)	—	—
Balance at end of the year	$16	$14	$15

Included in the balance of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, are $14 million, $14 million and $15 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense. Net interest expense related to unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 was nil, $1 million and $1 million, respectively. Accrued interest and penalties as of December 31, 2024 and 2023 were $4 million and $4 million, respectively.

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

Our 2016 and 2017 U.S. federal income tax returns are currently under audit by the Internal Revenue Service (the “IRS”). On January 31, 2025, we received draft Notices of Proposed Adjustment from the IRS for the 2016 through 2019 tax years (the “NOPAs”). These draft NOPAs indicate that, in the opinion of the IRS, the Company has not adequately substantiated its net operating loss carryforwards for the relevant periods and, as a consequence, the resulting refund in relation to foreign tax credits that we have requested is proposed to be declined. We have a $72 million receivable recorded on our consolidated balance sheet for the refund claim in relation to foreign tax credits as of December 31, 2024, which is included within other non-current receivables. The draft NOPAs also indicate that, if these net operating losses are not able to be substantiated, consequential adjustments to the 2016 through 2019 tax returns will result in additional taxes and penalties, which could aggregate up to $166 million, plus interest. These are draft NOPAs and the adjustments asserted by the IRS could differ materially once any final NOPAs are issued.

We strongly disagree with the proposed adjustments presented within the draft NOPAs, and we intend to vigorously defend our position through applicable administrative and, if necessary, judicial remedies upon receipt of the final NOPAs from the IRS. Therefore, we do not expect the draft proposed adjustments to ultimately result in a material change to our financial position based on our current facts and circumstances.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 17. Related Party Transactions

As of December 31, 2024, approximately 76% of our Shares were owned by PFL.

Transactions with our related parties are detailed below. All related parties detailed below have a common ultimate controlling shareholder, except for the joint ventures.

	Income (expense) for the Years Ended December 31,			Balance Outstanding as of December 31,
	2024	2023	2022	2024	2023
Joint ventures
Included in other current assets				$—	$1
Sale of goods and services(1)	$—	$5	$14
Other common controlled entities
Related party receivables				35	35
Sale of goods and services(2)	338	381	423
Rental income and transition services agreements(2)	4	4	4
Charges(3)	6	5	2
Related party payables				(6)	(7)
Purchase of goods(2)(4)	(77)	(80)	(98)
Charges(3)	(19)	(13)	(13)
(1)
All transactions with joint ventures are settled in cash. Sales of goods and services are negotiated based on market rates. All amounts are unsecured, non-interest bearing and settled on normal trade terms.
(2)
We sell and purchase various goods and services with Reynolds Consumer Products Inc. (“RCPI”) under contractual arrangements that expire over a variety of periods through December 31, 2027. We entered into amendments to the contractual arrangements with RCPI during 2023 and 2024, which, among other things, extended the expiration date for certain arrangements and included price adjustments for certain goods we sold to and purchased from RCPI. For the year ended December 31, 2023, the price adjustments resulted in $22 million of incremental net revenues and $9 million of incremental costs of goods sold recognized.

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

Note 18. Equity Based Compensation

In connection with our IPO, we established the Pactiv Evergreen Inc. Equity Incentive Plan for purposes of granting stock or other equity based compensation awards to our employees (including our senior management), directors, consultants and advisors, and on June 5, 2024, our shareholders approved, and we adopted, the Pactiv Evergreen Inc. Amended and Restated Equity Incentive Plan (the “Amended Equity Plan”). The maximum number of Shares available for issuance under the Amended Equity Plan is 15,644,226 Shares. Additionally, the Shares available for issuance under our Amended Equity Plan may be increased effective January 1 of each year equal by the lesser of (1) 3% of the total outstanding Shares as of the last day of the previous fiscal year or (2) such other amount as determined by our Compensation Committee. We did not exercise this provision effective January 1, 2025. The Merger Agreement provides that we may not grant any person any equity awards without Novolex’s consent, which may not be unreasonably withheld, conditioned or delayed.

Equity based compensation costs were $26 million, $31 million and $24 million for the years ended December 31, 2024, 2023 and 2022, respectively, substantially all of which was recognized in selling, general and administrative expenses.

Restricted Stock Units

During the year ended December 31, 2024, we granted RSUs to certain members of management and certain members of our Board of Directors. These RSUs require future service to be provided and vest in annual installments over a period ranging from one to three years beginning on the first anniversary of the grant date. During the vesting period, the RSUs carry dividend-equivalent rights, but the RSUs do not have voting rights. The RSUs and any related dividend-equivalent rights are forfeited in

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

the event the holder is no longer a service provider on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes RSU activity during 2024:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	2,707	$10.06
Granted(1)	1,694	13.05
Forfeited	(207)	11.98
Vested(2)	(1,939)	11.46
Non-vested, at December 31	2,255	$10.93
(1)
Included 78 thousand Shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported RSUs concurrently with the settlement of such RSUs for Shares.
(2)
Included 672 thousand RSUs initially scheduled to vest in the first half of 2025, together with dividend-equivalent rights accrued thereon, which were accelerated and vested in December 2024 in connection with the transactions contemplated by the Merger Agreement.

Unrecognized compensation cost related to unvested RSUs as of December 31, 2024 was $8 million, which is expected to be recognized over a weighted average period of 2.0 years, without giving effect to any acceleration that may occur in connection with the consummation of the Merger. The total vest date fair value of Shares that vested in settlement of RSUs during the year ended December 31, 2024 was $28 million.

Performance Share Units

During the year ended December 31, 2024, we granted PSUs to certain members of management which vest on the third anniversary of the grant date. Based on the achievement of a company performance target during a performance period set by the Compensation Committee of our Board of Directors, upon vesting, the PSUs are exchanged for a number of Shares equal to the number of PSUs and accrued dividend-equivalent rights multiplied by a factor between 0% and 200%. We use our stock price on the grant date to estimate the fair value of our PSUs. We adjust the expense based on the likelihood of future achievement of the performance metric. If the performance target is not achieved, the awards are forfeited. During the vesting period, the PSUs carry dividend-equivalent rights, but the PSUs do not have voting rights. The PSUs and any related dividend-equivalent rights are forfeited in the event the holder is no longer a service provider on the vesting date, unless the holder satisfies certain retirement-eligibility criteria. The following table summarizes PSU activity during 2024:

(In thousands, except per share amounts)	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested, at January 1	2,846	$9.52
Granted(1)	898	13.68
Forfeited	(230)	9.97
Vested(2)	(831)	9.22
Non-vested, at December 31	2,683	$10.97
(1)
Included 101 thousand Shares reserved for issuance upon the settlement of dividend-equivalent rights carried by the reported PSUs concurrently with the settlement of such PSUs for Shares.
(2)
Comprised of PSUs initially scheduled to vest in the first half of 2025, together with dividend-equivalent rights accrued thereon, which were accelerated and vested in December 2024 in connection with the transactions contemplated by the Merger Agreement.

Unrecognized compensation cost related to unvested PSUs as of December 31, 2024 was $11 million, which is expected to be recognized over a weighted average period of 1.8 years, without giving effect to any acceleration that may occur in connection with the consummation of the Merger. The total vest date fair value of Shares that vested in settlement of PSUs during the year ended December 31, 2024 was $26 million.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

Note 19. Earnings per Share

(Loss) earnings per share, including a reconciliation of the number of shares used for our (loss) earnings per share calculation, was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Numerator
Net (loss) earnings attributable to common shareholders - continuing operations	$(136)	$(225)	$317
Less: dividend-equivalents declared for equity based awards	(3)	(3)	(2)
Net (loss) earnings available to common shareholders - continuing operations	(139)	(228)	315
Net earnings attributable to common shareholders - discontinued operations	—	2	1
Total net (loss) earnings available to common shareholders	$(139)	$(226)	$316
Denominator
Weighted average number of shares outstanding - basic	180.3	178.7	177.8
Effect of dilutive securities	—	—	0.6
Weighted average number of shares outstanding - diluted	180.3	178.7	178.4

(Loss) earnings per share attributable to Pactiv Evergreen Inc. common shareholders
From continuing operations
Basic	$(0.77)	$(1.28)	$1.77
Diluted	$(0.77)	$(1.28)	$1.77
From discontinued operations
Basic	$—	$0.02	$0.01
Diluted	$—	$0.02	$—
Total
Basic	$(0.77)	$(1.26)	$1.78
Diluted	$(0.77)	$(1.26)	$1.77

For the years ended December 31, 2024, 2023 and 2022, the number of anti-dilutive potential Shares excluded from the calculation above totaled 1.9 million, 0.9 million and 0.7 million, respectively.

Note 20. Segment Information

We have two reportable segments: Foodservice and Food and Beverage Merchandising. These reportable segments reflect our operating structure and the manner in which our Chief Operating Decision Maker (“CODM”), who is our President and Chief Executive Officer, assesses information for decision-making purposes. The key factors used to identify these reportable segments are the organization of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions. Our reportable segments are described as follows:

Foodservice - Manufactures a broad range of products that enable consumers to eat and drink where they want and when they want with convenience. Foodservice manufactures food containers, drinkware (hot and cold cups and lids), tableware, serviceware and other products which make eating on-the-go more enjoyable and easy to do.

Food and Beverage Merchandising - Manufactures products that protect and attractively display food and beverages while preserving freshness. Food and Beverage Merchandising products include cartons for fresh refrigerated beverage products, primarily serving dairy (including plant-based, organic and specialties), juice and other specialty beverage end-markets, clear rigid-display containers, containers for prepared and ready-to-eat food, trays for meat and poultry and egg cartons. Prior to October 1, 2024, it produced fiber-based liquid packaging board for its internal requirements and to sell to other fresh beverage carton manufacturers. Prior to June 2023, it also produced a range of paper-based products which it sold to paper and packaging converters.

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

Information by Segment

We present reportable segment Adjusted EBITDA as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments. Our CODM considers variances of actual performance to our annual operating plan, prior period results and periodic forecasts when making decisions about resource allocations to each segment.

A segment’s Adjusted EBITDA represents its earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, Merger-related costs, gains or losses on certain legal settlements, business acquisition and integration costs and purchase accounting adjustments, operational process engineering-related consultancy costs and executive transition charges.

We adopted ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280) during the year ended December 31, 2024 and applied the provisions on a retrospective basis to all periods presented. Adoption of this standard resulted in additional disclosure of the significant expenses in the respective segments. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to our CODM and is included in segment Adjusted EBITDA, our segment performance measure. Accordingly, each significant segment expense presented below excludes certain items, including but not limited to depreciation and amortization, which are also excluded from segment Adjusted EBITDA.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

	Foodservice	Food and Beverage Merchandising	Reportable Segment Total
2024
Net revenues	$2,572	$2,576	$5,148
Intersegment revenues	—	13	13
Total reportable segment net revenues	2,572	2,589	5,161
Segment cost of sales(1)	(1,982)	(2,002)	(3,984)
Segment selling, general and administrative expenses(2)	(164)	(149)	(313)
Other segment items(3)	—	—	—
Adjusted EBITDA	$426	$438	$864
Depreciation & amortization(4)	164	131	295
Capital expenditures	87	127	214
Reportable segment assets	1,331	972	2,303
2023
Net revenues	$2,571	$2,937	$5,508
Intersegment revenues	—	83	83
Total reportable segment net revenues	2,571	3,020	5,591
Segment cost of sales(1)	(1,928)	(2,394)	(4,322)
Segment selling, general and administrative expenses(2)	(180)	(177)	(357)
Other segment items(3)	—	4	4
Adjusted EBITDA	$463	$453	$916
Depreciation & amortization(4)	180	414	594
Capital expenditures	96	172	268
Reportable segment assets	1,251	1,511	2,762
2022
Net revenues	$2,748	$3,391	$6,139
Intersegment revenues	—	158	158
Total reportable segment net revenues	2,748	3,549	6,297
Segment cost of sales(1)	(2,106)	(2,937)	(5,043)
Segment selling, general and administrative expenses(2)	(180)	(201)	(381)
Other segment items(3)	1	1	2
Adjusted EBITDA	$463	$412	$875
Depreciation & amortization	182	155	337
Capital expenditures	90	160	250
Reportable segment assets	1,385	1,884	3,269
(1)
Reflects cost of sales included in reportable segment Adjusted EBITDA and excludes certain items that are included in cost of sales presented in the consolidated statements of (loss) income. Refer to the table below for a reconciliation of reportable segment Adjusted EBITDA to consolidated GAAP (loss) income from continuing operations before taxes.
(2)
Reflects selling, general and administrative expenses included in reportable segment Adjusted EBITDA and excludes certain items that are included in selling, general and administrative expenses presented in the consolidated statements of (loss) income. Refer to the table below for a reconciliation of reportable segment Adjusted EBITDA to consolidated GAAP (loss) income from continuing operations before taxes.
(3)
For each segment, the other segment items category includes rental income, foreign exchange gains/losses and other miscellaneous expenses.
(4)
For the years ended December 31, 2024 and 2023, total depreciation expense included $11 million and $274 million, respectively, of accelerated depreciation expense related to the Beverage Merchandising Restructuring. For the year ended December 31, 2024, total depreciation expense included $6 million of accelerated depreciation expense related to the Footprint Optimization, of which $5 million related to our Food and Beverage Merchandising segment and $1 million related to our Foodservice segment. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The following table presents a reconciliation of reportable segment Adjusted EBITDA to consolidated GAAP (loss) income from continuing operations before income taxes:

	For the Years Ended December 31,
	2024	2023	2022
Reportable segment Adjusted EBITDA	$864	$916	$875
Other	—	—	2
Unallocated	(73)	(76)	(92)
	791	840	785
Adjustments to reconcile to GAAP (loss) income from continuing operations before income taxes
Interest expense, net	(234)	(245)	(218)
Depreciation and amortization (excluding Beverage Merchandising Restructuring and Footprint Optimization related charges)	(289)	(327)	(339)
Beverage Merchandising Restructuring charges	(358)	(470)	—
Footprint Optimization charges	(19)	—	—
Other restructuring and asset impairment charges	(5)	(6)	(58)
Gain (loss) on sale of business and noncurrent assets	1	(2)	266
Non-cash pension income (expense)	20	(8)	49
Unrealized gains (losses) on derivatives	4	(1)	(4)
Foreign exchange gains (losses) on cash	2	(6)	(3)
Merger-related costs	(19)	—	—
Gain on legal settlement	—	—	15
Business acquisitions costs and purchase accounting adjustments	—	—	(6)
Operational process engineering-related consultancy costs	—	—	(9)
Executive transition charges	—	—	(2)
Costs associated with legacy sold facility	—	—	(6)
Other	2	—	(2)
(Loss) income from continuing operations before tax	$(104)	$(225)	$468

The following table presents a reconciliation of reportable segment depreciation and amortization to consolidated depreciation and amortization:

	For the Years Ended December 31,
	2024	2023	2022
Reportable segment depreciation and amortization	$295	$594	$337
Unallocated / Other	11	6	2
Depreciation and amortization(1)	$306	$600	$339

(1) For the years ended December 31, 2024 and 2023, total depreciation expense included $17 million and $274 million, respectively, of accelerated depreciation expense related to the restructuring programs, substantially all of which was included in cost of sales. Refer to Note 4, Restructuring, Asset Impairment and Other Related Charges, for additional details.

The following table presents a reconciliation of reportable segment capital expenditures to consolidated capital expenditures:

	For the Years Ended December 31,
	2024	2023	2022
Reportable segment capital expenditures	$214	$268	$250
Unallocated / Other	18	17	8
Capital expenditures	$232	$285	$258

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

The following table presents a reconciliation of reportable segment assets to consolidated assets:

	As of December 31,
	2024	2023
Reportable segment assets(1)	$2,303	$2,762
Unallocated(2)	3,574	3,633
Total assets	$5,877	$6,395

(1) Reportable segment assets represent trade receivables, inventory and property, plant and equipment.

(2) Unallocated is comprised of cash and cash equivalents, other current assets, assets held for sale, entity-wide property, plant and equipment, operating lease right-of-use assets, goodwill, intangible assets, related party receivables and other noncurrent assets.

Information in Relation to Products

Net revenues by product line are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Foodservice
Drinkware	$1,208	$1,174	$1,209
Containers	910	929	1,034
Tableware	276	284	286
Serviceware and other	178	184	219
Food and Beverage Merchandising
Cartons for fresh beverage products	695	714	822
Bakery/snack/produce/fruit containers	456	494	565
Meat trays	419	423	383
Tableware	372	411	439
Liquid packaging board	179	378	533
Prepared food trays	115	148	168
Egg cartons	141	136	119
Paper products	—	73	275
Other	212	243	245
Reportable segment net revenues	5,161	5,591	6,297
Other / Unallocated
Other	—	2	81
Intersegment eliminations	(13)	(83)	(158)
Net revenues	$5,148	$5,510	$6,220

Geographic Data

Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment, net and operating lease ROU assets, net) are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net revenues:
United States	$4,663	$4,986	$5,507
Rest of North America	485	522	535
Other	—	2	178
Net revenues	$5,148	$5,510	$6,220

	As of December 31,
	2024	2023
Long-lived assets
United States	$1,324	$1,651
Rest of North America	110	123
Long-lived assets	$1,434	$1,774

Note 21. Subsequent Events

Pactiv Evergreen Inc.

Notes to the Consolidated Financial Statements

(In millions, except per share data and unless otherwise indicated)

In January 2025, in connection with the ongoing examination of our 2016 and 2017 U.S. federal income tax returns, we received draft NOPAs from the IRS for the 2016 through 2019 tax years. Refer to Note 16, Income Taxes, for additional information on this matter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria described in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2024, based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our directors or our executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.pactivevergreen.com) under “Corporate Governance—Documents and Charters.” We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendment to, or waiver of, a provision of that Code by posting any required information on that website.

The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other document we file with or furnish to the SEC.

Our Board has also adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to all employees, directors, officers, consultants and other agents of the Company, the Company and to other people who gain access to our information, including such persons’ immediate family members, persons with whom they share a household, their economic dependents and any other individuals or entities whose securities trading they influence, direct or control. We believe that this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The information required by this Item 10 is incorporated herein by reference to the first to be filed (such first filing, the “2025 Proxy Statement”) of (i) a Definitive Proxy Statement pursuant to Regulation 14A for our 2025 Annual Meeting of Stockholders, (ii) a Definitive Information Statement pursuant to Regulation 14C in relation to the election of members of our Board in 2025 in lieu of a 2025 Annual Meeting of Stockholders or (iii) a future amendment to this Annual Report on Form 10-K, which, in the case of any of (i) through (iii), will be filed with the SEC no later than 120 days after December 31, 2024.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to our 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to our 2025 Proxy Statement.

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

3. Exhibits

The following exhibits are filed as part of, or are incorporated by reference in, this report:

			Incorporated by Reference
Exhibit	Exhibit Title	Filed Here-with?	Form	Exhibit No.	Date Filed
2.1#	Agreement and Plan of Merger, dated as of December 9, 2024, by and among the Registrant, Novolex Holdings, LLC and Alpha Lion Sub, Inc.		8-K	2.1	Dec. 9, 2024
3.1	Amended and Restated Certificate of Incorporation of the Registrant and Certificate of Amendment thereto.		10-Q	3.1	July 31, 2024
3.2	Amended and Restated Bylaws of the Registrant.		8-K	3.2	Sept. 21, 2020
4.1	Indenture, dated as of October 1, 2020, among the Registrant and the other Issuers party thereto, the Guarantors party thereto from time to time, Wilmington Trust, National Association, as trustee, paying agent and registrar, and The Bank of New York Mellon, as collateral agent.		10-K	4.1	Feb. 24, 2022
4.2	Indenture, dated as of September 24, 2021, among the Registrant and the other Issuers party thereto, the Guarantors party thereto from time to time, Wilmington Trust, National Association, as trustee, paying agent and registrar, and The Bank of New York Mellon, as collateral agent.		8-K	4.1	Sept. 27, 2021
4.3

Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Exchange Act. The Registrant undertakes to furnish copies of such instruments to the Securities and Exchange Commission upon request.

4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.		10-K	4.4	Mar 7, 2023
10.1	Fourth Amended and Restated Credit Agreement, dated as of August 5, 2016, as conformed to reflect amendments through Amendment No. 18, dated May 28, 2024, by and among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors from time to time party thereto, the lenders from time to time		10-Q	10.3	July 31, 2024

	party thereto and Wells Fargo Bank, National Association, as administrative agent.
10.2	Specified Refinancing Amendment and Amendment No. 14, dated as of September 24, 2021, to the Fourth Amended and Restated Credit Agreement, among Pactiv Evergreen Group Holdings Inc., Pactiv LLC, Evergreen Packaging LLC, the Registrant, the guarantors party thereto and Credit Suisse, AG Cayman Islands Branch, as administrative agent.		8-K	10.1	Sept. 27, 2021
10.3	Registration Rights Agreement, dated as of September 21, 2020, between Packaging Finance Limited and the Registrant.		8-K	10.1	Sept. 21, 2020
10.4	Stockholders Agreement, dated as of September 21, 2020, among Packaging Finance Limited and the Registrant.		8-K	10.3	Sept. 21, 2020
10.5##	Master Supply Agreement, dated as of November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer, and Amendment No. 1 and Amendment No. 2 thereto.		10-Q	10.7	May 8, 2023
10.6##	Master Supply Agreement, dated as of November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer, and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto.	X
10.7	Warehousing and Freight Services Agreement, dated as of November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC, and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto.		10-Q	10.5	July 31, 2024
10.8	Amended and Restated Lease Agreement, dated as of January 1, 2020, between Pactiv LLC, as Landlord, and Reynolds Consumer Products LLC, as Tenant.		S-1	10.7	Aug. 24, 2020
10.9*	Amended and Restated Equity Incentive Plan of Pactiv Evergreen Inc., dated as of June 5, 2024.		8-K	10.1	June 7, 2024
10.10*	Forms of Restricted Stock Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.		10-K	10.15	Feb. 29, 2024
10.11*	Forms of Performance Share Unit Award and Agreement under the Pactiv Evergreen Inc. Equity Incentive Plan.		10-K	10.16	Feb. 29, 2024
10.12*	Annual Incentive Plan: Summary Plan Descriptions.		10-K	10.17	Feb. 29, 2024
10.13*	Long-Term Incentive Plan: Summary Plan Descriptions.		10-K	10.18	Feb. 29, 2024
10.14*	Pactiv Evergreen Nonqualified Deferred Compensation Plan, together with amendments through December 27, 2023.		10-K	10.19	Feb. 29, 2024
10.15*	Form of Director and Officer Indemnification Agreement.		S-1	10.1	Aug. 24, 2020
10.16*	Employment Agreement, dated as of March 5, 2021, between Pactiv LLC and Michael King.		10-Q	10.4	May 6, 2021
10.17*	Employment Agreement, dated as of May 27, 2022, between Pactiv LLC and Jonathan Baksht.		10-Q	10.1	Aug. 4, 2022
10.18*	Employment Agreement, dated as of July 31, 2019, between Pactiv LLC and Tim Levenda.		10-Q	10.2	Aug. 5, 2021
10.19*

Pactiv Evergreen Inc. Involuntary Termination Protection Policy, Form of Participation Agreement and Participation Agreement, dated April 30, 2024, by and between the Registrant and Jonathan H. Baksht.

		X
10.20*	Form of Recoupment Agreement and Amendment to Recoupment Agreement.	X

19.1	Pactiv Evergreen Inc. Insider Trading Policy.	X
21.1	List of Subsidiaries.	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
97.1	Amended and Restated Compensation Recovery Policy of Pactiv Evergreen Inc.		10-K	97.1	Feb. 29, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PACTIV EVERGREEN INC.

Date: February 25, 2025	By:	/s/ Michael J. King
Michael J. King
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. King, Jonathan H. Baksht and Chandra J. Mitchell, jointly and severally, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J. King	President and Chief Executive Officer and Director (principal executive officer)	February 25, 2025
Michael J. King

/s/ Jonathan H. Baksht	Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2025
Jonathan H. Baksht

/s/ LeighAnne G. Baker	Chair of the Board of Directors	February 25, 2025
LeighAnne G. Baker

/s/ Duncan J. Hawkesby	Director	February 25, 2025
Duncan J. Hawkesby

/s/ Allen P. Hugli	Director	February 25, 2025
Allen P. Hugli

/s/ Linda K. Massman	Director	February 25, 2025
Linda K. Massman

/s/ Rolf Stangl	Director	February 25, 2025
Rolf Stangl

/s/ Felicia D. Thornton	Director	February 25, 2025
Felicia D. Thornton