Form 10-K/A
period 2024-12-31
Pactiv Evergreen Inc.
filed 2025-03-28
CIK 1527508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None.

EXPLANATORY NOTE

The terms “Pactiv Evergreen,” the “Company,” “we,” “us” and “our” are used to refer collectively to Pactiv Evergreen Inc. and its subsidiaries.

When the Company filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”) on February 25, 2025, it omitted the information required by Part III of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated by reference from the registrant’s definitive proxy statement or definitive information statement in relation to the election of directors, or a later amendment to Form 10-K, in each case filed with the SEC no later than 120 days after the end of the fiscal year to which the Form 10-K relates.

As previously reported, on December 9, 2024, Pactiv Evergreen Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novolex Holdings, LLC (“Novolex”) and Alpha Lion Sub, Inc. (“Merger Sub”). Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of Novolex (the “Merger”).

The Company now expects the Merger to be consummated before it would ordinarily file a definitive proxy statement in relation to the election of directors for 2025, and accordingly is filing this Amendment No. 1 (this “Amendment”) to the Original Report to provide the information required by Part III of Form 10-K.

This Amendment is being filed solely to:

•
amend Part III, Items 10, 11, 12, 13 and 14 of the Original Report to include the information required by and not included in such Items;
•
delete the reference on the cover of the Original Report to the incorporation by reference of certain information from the Company’s proxy statement into Part III of the Original Report; and
•
file new certifications of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof.

Because this Amendment does not contain financial statements or other financial information or amend any disclosure with respect to Item 307 or 308 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Section 906 certifications and paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted.

Except as otherwise expressly noted herein, this Amendment does not modify or update in any way any information contained or incorporated in the Original Report, including the exhibits thereto, nor does it reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our other filings made with the SEC subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our executive officers and members of our Board of Directors, which we refer to as the Board, as of March 28, 2025:

Name	Age	Position
Non-Employee Directors
LeighAnne G. Baker	66	Chairperson of the Board
Duncan J. Hawkesby	50	Director
Allen P. Hugli	62	Director
Linda K. Massman	58	Director
Rolf Stangl	53	Director
Felicia D. Thornton	61	Director
Executive Officers
Michael J. King	45	President, Chief Executive Officer and Member of the Board
Jonathan H. Baksht	50	Chief Financial Officer
Timothy A. Levenda	57	President of Foodservice
Chandra J. Mitchell	51	Chief Legal Officer and Corporate Secretary
Douglas E. Owenby	64	Chief Operations Officer
Eric A. Wulf	43	President of Food and Beverage Merchandising

Board of Directors

LeighAnne G. Baker has served as the Chairperson of the Board since June 2022, and as an independent member of the Board and the Chairperson of its Compensation Committee since September 2020. She served on its Audit Committee from September 2020 until March 2024, at which time she left the Audit Committee and joined the Nominating and Corporate Governance Committee, which we refer to as the Nominating Committee. Ms. Baker currently serves on the Board of Directors of ABM Industries Incorporated, a facility management provider. Ms. Baker previously served as the Chief Human Resources Officer of Cargill, Inc., a global food and agriculturecorporation, from 2014 to 2020. Before joining Cargill, Ms. Baker served as the Chief Human Resources Officer at Hertz Global Holdings, Inc., a car rental company, and at the Reynolds and Reynolds Company, a provider of professional services for car dealerships. She also held numerous leadership positions in operations and human resources at The Timken Company, a manufacturer of bearings and power transmission products. Ms. Baker received an M.S. in Management from the Graduate School of Business at Stanford University, an MBA from Ashland University and a B.A. in Mathematics from Capital University.

Duncan J. Hawkesby has served as a member of the Board since June 2022. Mr. Hawkesby has served as the Managing Director of Hawkesby Management Limited, a private investment company, since 2018. He previously served as a Director of TaxGift Limited, a New Zealand-based company that enables individuals to donate tax credits to charities and schools, from 2021 to 2023. He also served as the Managing Director of Fliway Limited, one of New Zealand’s largest independent, locally-owned specialized transport and logistics companies, from 2006 to 2018, as well as on the board of directors of Fliway’s joint venture with United Parcel Services, United Parcel Service – Fliway (NZ) Limited, from 2006 until November 2023. Before joining Fliway, Mr. Hawkesby served as Managing Director of Nature’s Oven Limited, a manufacturer of retail food products, from 2000 until 2005. He holds a Bachelor of Commerce from the University of Otago. Mr. Hawkesby is the son in law of Mr. Graeme Richard Hart, who beneficially owns Packaging Finance Limited, which we refer to as PFL, the controlling shareholder of the Company.

Allen P. Hugli has served as a member of the Board since January 2020, and as Chairperson of the Nominating Committee, and as a member of its Compensation Committee, since September 2020. He also served on its Audit Committee from September 2020 to August 2021. Mr. Hugli served as our Chief Financial Officer, or CFO, from 2009 until September 2020. He currently serves as the CFO and a member of the Board of Directors of Rank Group Limited, which we refer to as Rank, one of our affiliates through common beneficial ownership by Mr. Hart, and as an officer and/or member of the board of directors of numerous other entities owned by Mr. Hart, including PFL. He has been a senior executive of Rank since 1993. Mr. Hugli previously held positions in financial management and audit practices in Australia, Canada and New Zealand. He serves on the Board of Directors of Reynolds Consumer Products Inc., which we refer to as RCP, a provider of consumer cooking, waste and storage and tableware products and one of our affiliates through common ownership by PFL. Mr. Hugli received a Bachelor of Commerce (Honours) from Queen’s University at Kingston. He holds a CPA CA designation from the Chartered Professional Accountants of Canada.

Michael J. King has served as a member of the Board since September 2020 and as our President and Chief Executive Officer, or CEO, since March 2021. Before his appointment as our President and CEO, Mr. King served as CEO of Graham Packaging Company Inc., which we refer to as Graham Packaging, a plastic packaging company and one of our affiliates through common ownership by PFL, from 2018 to 2021 and as President of FRAM Group, a vehicle replacement parts and car-care company that was indirectly owned by Mr. Hart, from 2015 to 2017. Mr. King also held various leadership positions within TI Automotive Fuel Systems SAS, an automotive fuel systems provider, Lear Corporation, an automotive seating and electrical systems company, and Huhtamäki Oyj, a food packaging company. Mr. King has served on the Board of Directors of Graham Packaging since 2018. Mr. King received an MBA from Louisiana State University and a B.S. in Polymer Chemistry from Ferris State University.

Linda K. Massman has served as an independent member of the Board since February 2024, and as a member of its Audit Committee since March 2024. Since January 2023, she has served as a Senior Advisor to Citation Capital, a private equity firm. From January 2013 until her retirement in April 2020, she served as President and CEO of Clearwater Paper Corporation, a pulp and paper product manufacturer. From August 2008 until January 2013, she served in various other roles at Clearwater, including CFO. From May 2002 to August 2008, she served as Group Vice President, Finance and Corporate Planning, for SuperValu Inc., a grocery retail company, and before that she was a business strategy consultant for Accenture, an international professional services company. Since 2021, Ms. Massman has served as a member of the Board of Directors, and Chair of the Audit Committee, of Caliber Collision, an automobile repair services provider, and as a member of the Board of Directors, and as Chair of the Compensation Committee and member of the Audit and Executive Committees, of Darigold Inc., a dairy agricultural marketing cooperative. She also has served as a member of the Board of Directors of TreeHouse Foods, Inc., a multinational food processing company, since 2016, currently serving as its Lead Independent Director and as a member of its Audit and Nominating and Corporate Governance Committees. She also served as a member of the Board of Directors, and as a member of the Compensation Committee, of Black Hills Corporation, a diversified energy company, from 2015 to 2018, and in 2017 she served as the Chair of the Board of Directors of the American Forest & Paper Association, the national trade association of the forest products industry. She received a Bachelor of Business Administration in Finance from the University of North Dakota and an MBA from Harvard Business School.

Rolf Stangl has served as an independent member of the Board since September 2020, as a member of its Audit Committee since August 2021 and as a member of its Compensation Committee since July 2022. He will be retiring from these positions with the Company upon the expiration of his term and is not standing for election at the next Annual Meeting of Stockholders of the Company. He served as a member of its Nominating Committee from September 2020 to March 2024. Since September 2024, Mr. Stangl has served as the Chairman of the Board of Directors and a member of the Compensation, Nominating and Corporate Governance Committee of the Board of Directors of RCP, which we refer to as the RCP Board. Since January 2022, he has served as a Senior Advisor to Apollo Global Management Inc., which we refer to as Apollo, and as a member of the Board of Directors of Reno de Medici S.p.A., a leading producer of recycled cartonboard in Europe. Since October 2022, he has served as a member of the Board of Directors, and from January 2023 through March 2023 he served as interim co-CEO, of Ingenico, a portfolio company of Apollo specializing in payments terminals and solutions. Mr. Stangl served as CEO of SIG Group AG, a Swiss aseptic packaging provider, from 2008 to December 2020. Before becoming CEO of SIG in 2008, Mr. Stangl held a number of positions within SIG, including Head of Corporate Development and M&A, Chief Executive Officer of SIG Beverage (a division subsequently divested) and Chief Market Officer. Previously, he was an Investment Director for small and mid-cap buyouts at a family office in the United Kingdom and a Senior Consultant with Roland Berger Strategy Consultants in Germany. He received a Bachelor of Business Administration from the École Supérieure de Commerce de Reims and the European School of Business at Reutlingen.

Felicia D. Thornton has served as an independent member of the Board, and as the Chairperson of its Audit Committee, since September 2020, and as a member of its Nominating Committee since July 2022. Formerly, Ms. Thornton served in a number of executive positions within Number Holdings, Inc., the former holding company for 99 Cents Only Stores, an extreme value retail store operator, including CFO and, most recently, from 2019 until 2020 as Interim CEO; as Co-CEO, COO and President of Demoulas Super Markets, Inc., a privately held supermarket chain operator; as CEO, U.S., of Knowledge Universe Education LLC, a private early childhood education company; and as CFO of Albertson’s Companies Inc., a supermarket chain operator. She also currently serves on the Boards of Directors and as Chairperson of the Audit Committees of Ares Acquisition Corporation II, a special purpose acquisition company, and several other private companies. Further, she serves on the Board of Directors and as Chairperson of the Nominating and Corporate Governance Committee of Floor & Décor Holdings, Inc., a specialty retailer and commercial flooring distributor of hard surface flooring. From 2021 to 2023 she served on the Board of Directors and as Chairperson of the Audit Committee of Ares Acquisition Corporation, a special purpose acquisition company. Ms. Thornton is a member of the Latino Corporate Director Association and a fellow of the National Association of Corporate Directors, from which she holds a Directorship Certification. She received an MBA from the University of Southern California and a B.S. in Economics from Santa Clara University.

Executive Officers

Jonathan H. Baksht has served as our CFO since May 2022. Before that, he served as CFO of Valaris Limited, a global offshore contract drilling company, from November 2015 until September 2021, before which he served in various other roles in Valaris’s finance department. On August 19, 2020, Valaris filed for a Chapter 11 financial restructuring in the United States Bankruptcy Court for the Southern District of Texas. Valaris emerged from bankruptcy on May 1, 2021.  Before Valaris, Mr. Baksht served as a Senior Vice President at Goldman Sachs & Co. within the Investment Banking Division. He holds a B.S. with High Honors in Electrical Engineering from the University of Texas at Austin and an MBA from the Kellogg School of Management at Northwestern University.

Timothy A. Levenda has served as the President of our Foodservice segment since September 2020. From September 2019 to September 2020, he served at our Pactiv segment as the President of Foodservice and previously as Vice President, Foodservice from December 2014 to September 2019. Mr. Levenda first joined Pactiv in 2007 as Executive Director, Sales, following its acquisition of Prairie Packaging LLC, where he served as Executive Director, Sales since 2000, and Regional Sales Manager from 1998 to 2000. Mr. Levenda received a B.A. in Economics from Wabash College.

Chandra J. Mitchell has served as our Chief Legal Officer and Corporate Secretary since joining us in June 2021. Before then, from January 2019 to June 2021, she served as General Counsel, and from May 2020 to June 2021 also as Chief Operating Officer, of Yamaha Motor Ventures & Laboratory Silicon Valley, Inc., a venture capital fund, and from September 2016 to January 2019 as Managing Counsel – Transactions of Toyota North America, a multinational automobile manufacturer. From November 2010 to August 2016, she served as Vice President and Corporate Counsel of DRS Technologies, Inc., a defense contractor, and before then, she practiced at Debevoise & Plimpton LLP. From 2021 until its winding up in 2023, she served as a member of the Board of Directors, and of the Audit Committee, of 7 Acquisition Corporation, a special purpose acquisition company. Ms. Mitchell received a JD from Columbia Law School and a B.A. in Economics and Political Science from Williams College.

Douglas E. Owenby has served as our Chief Operations Officer, or COO, since joining us in September 2021. Before then, he served as COO at Graham Packaging from December 2018 to September 2021, and as COO at Nexteer Automotive, an automotive steering and driveline business, from 2013 until December 2018. Before Nexteer, Mr. Owenby served in various other leadership roles at Benteler International AG, an automotive technology company, BorgWarner Inc., an automotive supplier, and Bombardier Recreational Products Inc., a snowmobile, all-terrain vehicle, motorcycle and personal watercraft manufacturer. He received a B.S. in Mechanical Engineering from Saginaw Valley State University.

Eric A. Wulf has served as the President of our Food and Beverage Merchandising segment since April 2023, after serving as the President of our Food Merchandising segment from September 2020 until its consolidation with our Beverage Merchandising segment in April 2023. From August 2019 to September 2020, he served at our Pactiv segment as the President of Food Packaging, and previously as Vice President, Food Packaging from July 2014 to August 2019. Before that, Mr. Wulf held various other roles at Pactiv since joining in 2003. Mr. Wulf received an MBA from Northwestern University, and a B.S. in Computer Engineering from Iowa State University of Science and Technology.

Board Committees

The Board maintains three standing committees: The Audit Committee, the Compensation Committee and the Nominating Committee. Each of these committees has a separate chairperson.

Audit Committee

Our Audit Committee is currently comprised of Mmes. Massman and Thornton and Mr. Stangl, with Ms. Thornton serving as the chairperson. Effective March 1, 2024, Ms. Massman replaced Ms. Baker on the Audit Committee. Each member of the Audit Committee is currently (and in Ms. Baker’s case, was during her service on the Audit Committee) an independent director under current Nasdaq listing standards and SEC rules and regulations. Each member of our Audit Committee is (and, in Ms. Baker’s case, was during her service on the Audit Committee) financially literate. In addition, our Board has determined that each of Mmes. Massman and Thornton is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.

Compensation Committee

Our Compensation Committee is comprised of Ms. Baker and Messrs. Hugli and Stangl, with Ms. Baker serving as the chairperson. The Board determined that Ms. Baker and Mr. Stangl are “independent directors” (as defined under applicable Nasdaq listing standards). As a “controlled company” (as defined under applicable Nasdaq listing standards), we are able to rely on the controlled company exemption from the director independence requirements of Nasdaq relating to the composition of the Compensation Committee. Thus, we are relying on an exception to the Nasdaq rules which permits Mr. Hugli to serve on the Compensation Committee because, given his background and experience, the Board has determined his presence on the committee to be in the best interests of the Company and our shareholders.

The processes and procedures followed by the Compensation Committee in considering and determining executive compensation, including the role of the outside compensation consultant, are described below under “Compensation Discussion and Analysis.”

Nominating and Corporate Governance Committee

The Nominating Committee is comprised of Mr. Hugli and Mmes. Baker and Thornton, with Mr. Hugli serving as the chairperson. Effective March 1, 2024, Ms. Baker replaced Mr. Stangl on the Nominating Committee. The Board has determined that Mmes. Baker and Thornton are (and Mr. Stangl, during his service on the Nominating Committee, was) “independent” within the meaning of the listing standards of Nasdaq. As a “controlled company,” we are able to rely on the controlled company exemption from the director independence requirements of Nasdaq relating to independent oversight of director nominations. Thus, we are relying on an exception to the Nasdaq rules which permits Mr. Hugli to serve on the Nominating Committee because, given his background and experience, the Board has determined his presence on the committee to be in the best interests of the Company and our shareholders.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and other executive officers and senior financial officers.

A copy of the code is available on our website at http://investors.pactivevergreen.com under the caption “Governance.” We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendments to, or waivers of, a provision of the code by posting any required information on that website.

Insider Trading Policy

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

Item 11. Executive Compensation.

2024 Director CompensatioN

Affiliated Directors

A director who is (i) the beneficial owner of a number of shares of our voting stock having the right to cast at least five percent of the total number of votes eligible to be cast at an election for directors, (ii) an officer or employee of us, any of our direct or indirect subsidiaries or any other of our affiliates or (iii) a family member of any person enumerated in clauses (i) or (ii), which we refer to as an Affiliated Director, is not entitled to any compensation for serving as a director. Each of Messrs. King, Hawkesby and Hugli served on the Board as Affiliated Directors during all of 2024.

Non-Affiliated Directors

Our Nominating Committee establishes the compensation of directors who are not Affiliated Directors and periodically reviews that compensation based on market practice information provided by Pearl Meyer & Partners, LLC, which we refer to as Pearl Meyer, an independent compensation consultant, to ensure continued alignment with our goals and shareholders’ interests. Under our current policy, our non-Affiliated Directors receive the compensation set forth in the table below. We also reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings. Subject to the adjustment provision of the Pactiv Evergreen Inc. Amended and Restated Equity Incentive Plan, an individual who is a non-Affiliated Director may not receive awards, in cash or otherwise, for any calendar year that total more than $750,000 in the aggregate.

Element of Compensation (1)	Compensation Amount (2)
Annual Retainer (3)	$ 230,000
Chairperson of the Board Additional Retainer (4)	$ 135,000
Audit Committee Chairperson Additional Cash Retainer	$ 25,000
Other Committee Chairperson Additional Cash Retainer	$ 20,000
Audit Committee Member Additional Cash Retainer	$ 12,500
Other Committee Member Additional Cash Retainer	$ 10,000

(1) Annual cash retainers are payable in arrears in quarterly installments. We do not issue, nor do we pay cash for, fractional shares.

(2) All non-Affiliated Directors are entitled to an annual grant of restricted stock units (“RSUs”) upon election, which RSUs vest in full on the earlier to occur of (i) the one-year anniversary of the grant date and (ii) the day immediately before the next annual meeting following the grant date. Upon her appointment to the Board on February 28, 2024, Ms. Massman received a pro-rated annual RSU retainer grant under the policy. RSUs granted to directors carry the same dividend equivalent rights as the RSUs granted to our NEOs in the applicable year of grant, as described in the “Compensation Discussion and Analysis” section.

(3) Of the $230,000 annual retainer for non-Affiliated Directors, $100,000 is paid as a cash retainer and $130,000 takes the form of an annual grant of RSUs.

(4) Of the $135,000 additional annual retainer for the Chairperson of the Board, $70,000 is paid as a cash retainer and $65,000 takes the form of an annual grant of RSUs. As a non-Affiliated Director, the Chairperson of the Board also receives the $230,000 annual retainer for non-Affiliated Directors as described above.

The following table presents compensation information for our non-employee directors during the year ended December 31, 2024. Messrs. King, Hawkesby and Hugli were not eligible for compensation for their service as directors because they are Affiliated Directors. Compensation paid to Mr. King for his service as an officer is discussed under “Compensation Discussion and Analysis.”

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	All Other Compensation (3)	Total
LeighAnne G. Baker	$200,412	$194,992	$11,958	$407,362
Duncan J. Hawkesby	—	—	—	—
Allen P. Hugli	—	—	—	—
Linda K. Massman	$94,505	$166,802	$215	$261,522
Rolf Stangl	$124,148	$129,991	$7,984	$262,123
Felicia D. Thornton	$135,000	$129,991	$7,984	$272,975

(1) Ms. Baker serves as the Chairperson of the Board and of the Compensation Committee and, since March 1, 2024, as a member of the Nominating Committee and, prior to March 1, 2024, the Audit Committee. Since March 1, 2024, Ms. Massman has served as a member of the Audit Committee. Mr. Stangl serves as a member of the Audit Committee, the Compensation Committee and, prior to March 1, 2024, the Nominating Committee. Ms. Thornton serves as the Chairperson of the Audit Committee and as a member of the Nominating Committee.

(2) Reflects the grant date fair value of RSU awards to non-Affiliated Directors calculated by multiplying the closing market price of our common stock on the grant date, which was June 6, 2024 ($11.94), except for the sign-on RSUs granted to Ms. Massman on February 28, 2024 ($14.47), by the number of RSUs awarded. As of December 31, 2024, our directors (other than Mr. King, about whose equity awards more information is available later in this Amendment) held the following number of unvested RSUs in the aggregate, which RSUs carry share-settled, non-preferential dividend equivalent rights as described in greater detail under “Compensation Discussion and Analysis”:

Name	Outstanding RSUs
LeighAnne G. Baker	16,331
Duncan J. Hawkesby	—
Allen P. Hugli	—
Linda K. Massman	10,887
Rolf Stangl	10,887
Felicia D. Thornton	10,887

(3) Reflects the fair value on June 4, 2024 ($11.97), the date of vesting, of shares of our common stock paid to the directors in settlement of dividend equivalent rights associated with RSUs that vested in 2024.

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis, or CD&A, describes our compensation approach and programs for our named executive officers, or NEOs, for the year ended December 31, 2024. Our NEOs for 2024 are our principal executive officer, our principal financial officer and principal accounting officer and our next three most highly compensated executive officers.

Our NEOs for 2024 are:

•
Michael J. King, our President and CEO and a member of the Board;
•
Jonathan H. Baksht, our CFO and principal accounting officer;
•
Timothy A. Levenda, the President of our Foodservice segment;
•
Chandra J. Mitchell, our Chief Legal Officer and Secretary; and
•
Eric A. Wulf, the President of our Food and Beverage Merchandising segment.

EXECUTIVE SUMMARY

2024 Overview and Merger Agreement

During 2024, we continued our transformational journey, including the divestiture of our last remaining mill in Pine Bluff, Arkansas. Additionally, in December 2024, we executed the Merger Agreement with Novolex, under which Pactiv Evergreen shareholders will receive $18.00 per share, representing a 49% premium to the two-month unaffected volume weighted average trading price on December 2, 2024, the last trading day before media reports regarding a potential transaction.

2024 Compensation Highlights

Our executive compensation program has three primary elements: base salary, annual cash incentives and long-term equity incentives. Each of these compensation elements serves a specific purpose in our compensation strategy. Base salary is an essential component to any market-competitive compensation program. Annual cash incentives reward the achievement of short-term goals, while long-term incentives drive our NEOs to focus on long-term sustainable shareholder value creation.

The key highlights of the executive compensation decisions the Compensation Committee, which we refer to simply as the Committee in this CD&A, made for 2024 include:

•
Base Salaries: The Committee approved base salary increases for Ms. Mitchell of 3% and Mr. Wulf of 4%. Please see the “Base Salary” section of this CD&A for further details.

•
Annual Incentive Plan (“AIP”): In the first quarter of 2025, the Committee exercised its discretion to determine that, notwithstanding the Company’s performance against the financial goals, pursuant to the Merger Agreement, the 2024 AIP would pay out approximately 90% of target. Please see the “Annual Incentive Plan” section of this CD&A for further details.

•
Long-Term Incentive Plan (“LTIP”): In the first quarter of 2024, the Committee approved grants to executives under the LTIP comprised of simultaneous, equally-weighted performance share unit, or PSU, and RSU awards. Please see the “Long-Term Incentive Plan” section of this CD&A for further details.

•
Amended and Restated Equity Incentive Plan: In the first quarter of 2024, the Committee approved an Amended and Restated Equity Incentive Plan and submitted the same to the Company’s stockholders for approval, which was obtained in the second quarter of 2024. Please see the “Amended and Restated Equity Incentive Plan” section of this CD&A for further details.

•
Involuntary Termination Protection Policy (“ITPP”): In the first quarter of 2024, the Committee approved a standard Involuntary Termination Protection Policy to replace executive officers’ existing and differing employment agreements. Please see the “Involuntary Termination Protection Policy” section of this CD&A for further details.

2024 Say on Pay Vote and Shareholder Engagement

Approximately 99% of the votes cast at our 2024 annual meeting of shareholders supported our 2023 executive compensation decisions, indicating that, overall, investors agree with the direction of our program and its pay-for-performance structure.

Best Compensation Practices & Policies

We also believe the following practices and policies within our program promote sound compensation governance and are in the best interests of our shareholders and executives:

WHAT GUIDES OUR PROGRAM

Our Compensation Philosophy and Objectives

To ensure that management’s interests are aligned with those of our shareholders and to motivate and reward individual initiative and effort, our executive compensation program emphasizes a pay-for-performance compensation philosophy so that attainment of enterprise-wide, operating segment and individual performance goals are rewarded. Through the use of performance-based plans that emphasize the attainment of enterprise-wide goals, we seek to foster teamwork and commitment to performance. Our compensation philosophy is centered on the following two key tenets and grounding principles:

Key Tenets

1

Building long-term value for shareholders

2

Driving employee engagement and retention

Grounding Principles

Pay for Performance

Ensure that a significant portion of an executive's total compensation is variable, or "at risk," and dependent upon the attainment of certain specific and measurable business performance objectives.

Shareholder Alignment

Deliver the majority of compensation through pay elements that are designed to create long-term value for our shareholders, as well as foster a culture of ownership.

Competitiveness and Retention

Provide total compensation opportunity levels that are competitive with those being offered to individuals holding comparable positions at other companies with which we compete for business and leadership talent to enable us to attract and retain highly talented people with exceptional leadership capabilities.

Elements of Compensation

The chart below summarizes the components of executive compensation for our NEOs in 2024 and the primary objectives of each:

Pay Element	How It’s Paid	Description	Objective
Base Salary	Cash	Fixed based on level of responsibility, experience, tenure and qualifications.	Enable us to attract and retain critical executive talent.
Annual Incentive Plan	Cash	Variable based on the achievement of annual financial metrics.	Drive the achievement of short-term business objectives and link pay and performance.
Long-Term Incentive Plan	Equity	Variable based on the achievement of longer-term financial goals and shareholder value creation.	Provide incentives for executives to execute on longer-term financial goals that drive the creation of shareholder value and support our retention strategy.

Pay Mix

Because of our NEOs’ ability to directly influence our overall performance, and consistent with our philosophy of linking pay to performance, our executive compensation program allocates a significant portion of the compensation paid to our NEOs to our annual and long-term incentive plans. In addition, as an employee’s responsibility and ability to affect our financial results increases, base salary becomes a relatively smaller component of total compensation while long-term and at-risk incentive compensation becomes a larger component of total compensation.

The mix of incentives is reviewed and determined regularly by the Committee based on the short- and long-term objectives of the business. For 2024, a substantial majority of target annual total direct compensation of our CEO and our other NEOs was variable, as illustrated by the following charts:

The Decision-Making Process

Role of the Compensation Committee

The Committee oversees our executive compensation programs. The Committee is comprised of non-employee members of the Board, a majority of whom are independent. The Committee works closely with its independent compensation consultant and management to examine the effectiveness of our executive compensation program throughout the year. The Committee’s authority and responsibilities are set forth in its charter. The Committee is empowered to make all final compensation and equity award decisions regarding our NEOs, except for the CEO, whose compensation is determined by the Board, without the CEO’s participation, based upon the recommendations of the Committee.

At the beginning of each year, the Committee reviews our executive compensation program, including incentive compensation plans and arrangements, assesses the quality, appropriateness and effectiveness of the program for its intended purposes and makes modifications to existing plans and arrangements or adopts new plans or arrangements as it deems necessary. The Committee also annually reviews our executive compensation strategy to ensure it is appropriately aligned with our business strategy and achieving our desired objectives. Further, the Committee reviews market trends and changes in competitive compensation practices, as further described below. Based on its review and assessment, the Committee, from time to time, makes changes in our executive compensation program, including in individual executives’ base salaries, AIP targets, LTIP targets and other elements of individual compensation.

Role of Management

Our CEO is responsible for making recommendations to the Committee for base salary and all other elements of our compensation program for our other executive officers. The Committee advises on the compensation of our CEO, but the ultimate determinations on his compensation are made solely by the Board, without the CEO’s participation. Any reference in this CD&A to the Committee taking an action or having an opinion in relation to a compensatory decision that impacts the CEO should be read to include a reference to the Board (without the CEO’s participation) taking such action or having such opinion in relation to the CEO’s compensation upon recommendation of the Committee. While the Committee will consider the CEO’s recommendations with respect to the compensation of other executive officers and senior executives, it independently evaluates his recommendations and makes all final compensation decisions relating to the executive officers and senior executives other than the CEO.

The Role of the Independent Compensation Consultant

The Committee engages an independent compensation consultant to provide expertise on competitive pay practices and program design and an objective assessment of any inherent risks of our compensation programs. For 2024, the Committee engaged Pearl Meyer as its independent compensation consultant. Pearl Meyer reports directly to the Committee and does not provide any additional services to management without the consent of the Committee. The Committee regularly assesses the independence of Pearl Meyer, most recently in the first quarter of 2025, and has concluded during each such assessment that Pearl Meyer is independent of management and that its work has not raised any conflict of interest.

Role of Our Peer Group

As part of its deliberations over executive compensation, the Committee considers competitive market data and related analyses on executive compensation levels and practices provided by Pearl Meyer.

In the second half of 2023, the Committee reviewed the peer group for purposes of assisting with pay decisions for 2024. The Committee selected the companies included in the peer group based on a set of financial and industry/business parameters to best reflect a group of companies most similar to us. The Committee used initial quantitative screens of size—measured by revenue, market capitalization and enterprise value—as guides to inform its decision-making process in reviewing potential peers, and focused on public companies in the houseware and specialties, metal and glass containers, paper packaging and paper products industries. The Committee also considered other qualitative parameters, including companies with which we compete for talent.

As part of this assessment, the Committee evaluated the existing peers for continued quantitative similarity and removed Tupperware Brands Corporation, due to substantial decreases in its revenue, market capitalization and enterprise value, and Resolute Forest Products, which was acquired by Domtar Corporation. To maintain a robust and relevant peer group, the Committee also added Louisiana Pacific Corporation and Sylvamo Corporation as new peers. Following these adjustments, the Company’s revenue positioning improved to the 50th percentile at the time of adoption.

Peer Group for 2024 Compensation Decisions
AptarGroup, Inc. (ATR)	O-I Glass, Inc. (OI)
Avery Dennison Corporation (AVY)	P.H. Glatfelter Company (GLT)
Berry Global Group, Inc. (BERY)	Packaging Corporation of America (PKG)
Clearwater Paper Corporation (CLW)	Sealed Air Corporation (SEE)
Crown Holdings, Inc. (CCK)	Silgan Holdings Inc. (SLGN)
Graphic Packaging Holding Company (GPK)	Sonoco Products Company (SON)
Greif, Inc. (GEF)	Sylvamo Corporation (SLVM)
Louisiana Pacific Corporation (LPX)

2024 EXECUTIVE COMPENSATION PROGRAM IN DETAIL

Base Salary

We set our executives’ base salaries at competitive levels necessary to attract and retain top-performing senior executives and to compensate senior executives for their job responsibilities and level of experience. In making base salary decisions, the Committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The Committee also takes into account factors such as relevant market data as well as individual performance and contributions.

In the first quarter of 2024, as part of its regular annual review of executive compensation, the Committee reviewed the base salaries of our then-serving NEOs. As a result, the Committee determined to increase Ms. Mitchell’s and Mr. Wulf’s base salaries in order to ensure that those salaries continued to be market competitive and appropriately reflect the NEO’s past and expected future contributions.

The table below discloses the annual base salary rates of our NEOs as of year-end 2023 and 2024:

Name	2023	2024	% Change
Michael J. King	$1,289,000	$1,289,000	—
Jonathan H. Baksht	$775,000	$775,000	—
Timothy A. Levenda	$825,000	$825,000	—
Chandra J. Mitchell	$580,000	$600,000	3%
Eric A. Wulf	$575,000	$600,000	4%

Annual Incentive Plan

Our AIP is designed to provide an opportunity for our executives, including our NEOs, to earn an annual incentive, paid in cash, based on the achievement of certain financial targets and strategic priorities established by the Committee at the beginning of each year. Actual payouts are a percentage of each executive’s target award amounts based on these results and may range between 0% and 200% of target based on actual Company and individual performance results.

Each NEO’s incentive target is a percentage of base salary and is based on the NEO’s level of responsibility and ability to impact overall results. The Committee also consults with Pearl Meyer and considers market data in setting target award amounts. The Committee evaluated our NEOs’ AIP targets in the first quarter of 2024, as part of its regular annual review of executive compensation, and determined that existing target award percentages were appropriate, other than for Mr. King, whose target it raised to 135% to ensure that it continued to be market competitive and reflect Mr. King’s past and expected future contributions, and Mr. Wulf, whose target it raised to 70% to improve alignment to the market median and match the target of Mr. Levenda, our other business unit president, with Mr. Wulf’s Food and Beverage Merchandising segment having recently increased in size to relative parity with Mr. Levenda’s Foodservice segment. The table below discloses the annual incentive targets of our NEOs as of year-end 2023 and 2024.

Name	2023 AIP Award Target (as a % of base salary)	2024 AIP Award Target (as a % of base salary)	% Change
Michael J. King	125%	135%	8%
Jonathan H. Baksht	75%	75%	—
Timothy A. Levenda	70%	70%	—
Chandra J. Mitchell	65%	65%	—
Eric A. Wulf	65%	70%	8%

2024 AIP Financial Performance Metrics, Weightings and Results

In 2024, we used Adjusted EBITDA and Free Cash Flow as the financial performance metrics in the AIP to place an emphasis on profitability and cash generation. Adjusted EBITDA for these purposes is defined as net (loss) income from continuing operations calculated in accordance with U.S. generally accepted accounting principles, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, Merger-related costs, gains or losses on certain legal settlements, business acquisition and integration costs and purchase accounting adjustments, operational process engineering-related consultancy costs and executive transition charges. Free Cash Flow for these purposes is defined as net cash provided by operating activities less capital expenditures.

The 2024 AIP approved by the Committee weighted Adjusted EBITDA performance at 80% and Free Cash Flow performance at 20%. For each of the two metrics, the Committee established a maximum amount, a target amount and a threshold amount, which are disclosed in the chart below. For both metrics, the actual percent of target achieved is calculated based on straight-line interpolation between incremental goal levels.

In establishing the 2024 AIP, the Committee considered that, in its view, the 2022 and 2023 AIPs had been successful in incentivizing the Adjusted EBITDA growth as intended. Therefore, the Committee determined largely to maintain the metrics and relative weighting from those years. In light of the Company’s increasing maturity and the completion of the closure of the Company’s former Canton, North Carolina mill, which had increased the uncertainty at the time that the Committee had adopted the 2023 AIP, the Committee determined to increase the relative weight of Free Cash Flow from 15% to 20%, and to remove the “collar” mechanism that had previously applied to the Adjusted EBITDA metric.

At the time that the Committee adopted the 2024 AIP, the Company was in active negotiations in relation to the divestiture of the Company’s Pine Bluff, Arkansas mill and its Waynesville, North Carolina extrusion facility, which we refer to as the Pine Bluff Divestiture. The Committee considered that successfully executing the Pine Bluff Divestiture was a critical strategic priority for the Company and believed that it would be important that the 2024 AIP design not inadvertently disincentivize management from expeditiously executing on the Pine Bluff Divestiture. Therefore, the Committee included a provision in the 2024 AIP directing the Committee, in determining payments under the 2024 AIP, to “make such adjustments . . . as it deems appropriate and fair to reflect the full impact of the Pine Bluff Divestiture,” if the Pine Bluff Divestiture occurred during 2024.

Following the completion of the Pine Bluff Divestiture on October 1, 2024, pursuant to the aforementioned adjustment mechanism, the Committee reduced the Adjusted EBITDA target under the 2024 AIP from $860 million to $845 million, and the Free Cash Flow target from $200 million to $195 million. These adjustments represented the amount of Adjusted EBITDA and Free Cash Flow that management had forecasted that the divested business was expected to produce during the fourth quarter of 2024 at the time that the Committee adopted the 2024 AIP. The Committee considered that these adjustments were appropriate, because it believed that, if it had known at the time that it established the 2024 AIP that the Pine Bluff Divestiture would close on the first day of the fourth quarter of 2024, it would have subtracted the expected contribution from the targets.

The chart below shows the 2024 AIP’s targets (as adjusted as described above), as well as actual results.

Payout Level	% of Target	2024 Performance Metrics and Levels
		Adjusted EBITDA	Free Cash Flow
		(80% Weighting)	(20% Weighting)
Maximum	200%	$930 million	$215 million
Target	100%	$845 million	$195 million
Threshold	50%	$761 million	$176 million
Actual Results (1)		$791 million	$163 million
		60% of Target	0% of Target
Earned Amount, Based on Pre-Established Goals		48% of Target

(1) The actual percent of target achieved is calculated based on straight-line interpolation between incremental goal levels established between threshold and target and target and maximum.

Recoupment Agreements

In the fourth quarter of 2024, in connection with the Company’s entry into the Merger Agreement, in order to mitigate potential liability of the Company and its executive officers under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (i.e., the loss of a tax deduction for the Company and a 20% excise tax on its executive officers), and following approval by the Committee, the Company entered into Recoupment Agreements (and, shortly thereafter, amendments thereto) with the NEOs and certain other executive officers. Pursuant to the Recoupment Agreements, as so amended, which we refer to collectively as the Recoupment Agreements, among other things, the Company agreed to pay each NEO during December 2024 an amount in connection with the 2024 AIP equal to 80% of his or her target payment.

The applicable Recoupment Agreements also provided for a final reconciliation of the 2024 AIP payments to the NEOs at the time that payments in connection with the 2024 AIP would otherwise have been made in the ordinary course during the first quarter of 2025. Specifically, if the Company’s Adjusted EBITDA for 2024 were to fall within a $20 million range surrounding $798.9 million, being the Company’s forecasted Adjusted EBITDA for 2024 at the time the Merger Agreement was signed, then the NEOs would receive an additional payment equal to the difference between the prepaid amount and a 90.49% of target achievement. The 90.49% achievement level is the amount that the 2024 AIP would have paid assuming (i) an Adjusted EBITDA performance during 2024 of $798.9 million, as forecasted at the time the Merger Agreement was signed, (ii) a Free Cash Flow performance during 2024 of $201.5 million, as forecasted at the time the Merger Agreement was signed, (iii) the reduction of the Adjusted EBITDA and Free Cash Flow targets as a result of the Pine Bluff Divestiture, as described above, and (iv) an addition to the Company’s Free Cash Flow during 2024 of $5.5 million, representing transaction expenses incurred by the Company in connection with the Pine Bluff Divestiture. For performance outside of the $20 million Adjusted EBITDA collar, the final reconciliation would result in either an additional payment or a recoupment from the applicable NEO such that the total amount paid in connection with the 2024 AIP would equal 90.49% plus or minus 47.34 basis points for each $1 million of Adjusted EBTIDA above or below the $798.9 million target. The Recoupment Agreements did not provide for any adjustments to the 90.49% target achievement level based on Free Cash Flow performance, as the Recoupment Agreements themselves and the other transactions contemplated by the Merger Agreement were expected to (and did) negatively impact the Company’s Free Cash Flow performance during 2024. Additionally, the Recoupment Agreements provided for each NEO to repay the Company the prepaid 2024 AIP payment if his or her employment were to terminate in certain circumstances prior to the time that payments in connection with the 2024 AIP would otherwise have been made in the ordinary course.

In the first quarter of 2025, pursuant to the Merger Agreement and the Recoupment Agreements, the Committee caused the 2024 AIP to be paid out at 90.49%, in view of the Company’s $791 million Adjusted EBITDA performance, which was within the collar established by the Merger Agreement and the Recoupment Agreements. The Committee considered that this above-plan payout, in addition to being required by contractual arrangements to which the Company was party, was justified by the substantial effort that NEOs had contributed during 2024 to the Pine Bluff Divestiture and the Merger Agreement with Novolex, which had resulted in substantial benefits for the Company’s shareholders.

2024 AIP Award Payouts

Based on the above, actual payouts under the 2024 AIP to NEOs as compared to target AIP opportunity were as follows:

Name (1)	AIP Target (as a % of Base Salary)	Target AIP Payout	Actual Cash Payout	Actual Cash Payout (as a % of Target)
Michael J. King	135%	$1,740,150	$1,574,662	90.49%
Jonathan H. Baksht	75%	$581,250	$525,973	90.49%
Timothy A. Levenda	70%	$577,500	$522,580	90.49%
Chandra J. Mitchell	65%	$386,500	$349,744	90.49%
Eric A. Wulf	70%	$415,289	$375,795	90.49%

(1) As noted above in the discussion of base salary, Ms. Mitchell’s and Mr. Wulf’s base salaries were increased during 2024. These increases were effective on April 7, 2024, and their target AIP payouts for 2024 were prorated accordingly.

Long-Term Incentive Plan

Our LTIP is designed to recognize and reward, and incentivize the performance and retention of, those who have the direct ability to drive our financial performance over the long term. Long-term incentives are intended to align with our business strategy and leadership objectives by keeping management focused on growth and profitability, as well as creating long-term shareholder value.

Grants under the LTIP are comprised of simultaneous, equally-weighted PSU and RSU awards, as set forth below:

Equity Vehicle	Weighting	Description
PSUs	50%	PSUs are earned and converted into shares based on our performance against specific financial goals; earned PSUs vest in full on the third anniversary of the grant date.
RSUs	50%	RSUs vest in equal installments (one-third each year) over a three-year period, on the first, second and third anniversaries of the grant date.

Each executive who participates in the LTIP is assigned a target LTIP award, which is a percentage of base salary. That dollar amount is then converted into a number of shares based on the price of our stock as near as reasonably practicable to the date of the grant, with half the shares being awarded as PSUs and the other half as RSUs. In assigning a target LTIP award, the Committee consults with Pearl Meyer and considers a variety of factors, including benchmarking data on competitive long-term incentive values and the NEO’s position within the Company.

The Committee evaluated our NEOs’ LTIP targets in the first quarter of 2024, as part of its regular annual review of executive compensation, and determined that existing target award percentages were appropriate, other than for Mr. King, whose target was raised from 500% of base salary to 525% to ensure that it continued to be market competitive and reflect Mr. King’s past and expected future contributions, and Mr. Wulf, whose target was raised from 140% of base salary to 165% to align with the other executive officers other than the CEO and CFO and to bring him closer to the market median. The table below discloses the target LTIP award as a percentage of base salary of our NEOs as of year-end 2023 and 2024:

Name	2023 Target LTIP Award (as a % of base salary)	2024 Target LTIP Award (as a % of base salary)	% Change
Michael J. King	500%	525%	5%
Jonathan H. Baksht	250%	250%	—
Timothy A. Levenda	165%	165%	—
Chandra J. Mitchell	165%	165%	—
Eric A. Wulf	140%	165%	18%

The table below discloses the 2024 target LTIP award as a percentage of base salary and the total target LTIP award for each of our NEOs for 2024.

Name	2024 Target LTIP Award (as a % of base salary)	2024 Target LTIP Award
Michael J. King	525%	$6,767,250
Jonathan H. Baksht	250%	$1,937,500
Timothy A. Levenda	165%	$1,361,250
Chandra J. Mitchell	165%	$990,000
Eric A. Wulf	165%	$990,000

The table below shows the actual LTIP grants made for 2024 for each of the NEOs:

Name	2024 Long-Term Incentive Awards
	2024 LTIP PSU Awards		2024 LTIP RSU Awards
	# of Units at Target	Grant Date Fair Value (1)	# of Units	Grant Date Fair Value (1)
Michael J. King	260,279	$3,383,627	260,279	$3,383,627
Jonathan H. Baksht	74,519	$968,747	74,519	$968,747
Timothy A. Levenda	52,356	$680,628	52,356	$680,628
Chandra J. Mitchell	38,077	$495,001	38,077	$495,001
Eric A. Wulf	38,077	$495,001	38,077	$495,001

(1) The 2024 LTIP awards were converted from target dollar amounts into shares based on the closing price on March 6, 2024 ($13.00), the grant date.

A Closer Look at the 2024 LTIP PSUs

Each PSU granted under the 2024 LTIP will convert upon settlement into shares of our common stock, with the number of shares determined by our Adjusted EBITDA performance in calendar year 2027. The payout can be 0% (if below the threshold), or in a range between 50% (at the threshold) and 200% (at the maximum) of the number of PSUs granted, with linear interpolation in the case of performance between the threshold and target, and between the target and maximum, performance levels. Any PSUs earned fully vest on the third anniversary of the grant date, subject to the NEO’s continued service with us.

The Committee determined that using Adjusted EBITDA as the sole performance metric for the PSUs granted under the 2024 LTIP was appropriate given the Company’s goal of incentivizing Adjusted EBITDA growth. The Committee also considered the fact that the Company was still in the process of building a solid foundation as a newly public company.

Vesting of 2022 PSUs

In 2022, as described in greater detail in the 2022 CD&A, the Company granted the NEOs PSUs that provided the opportunity to vest and be issued shares based on our Adjusted EBITDA during 2024, which we refer to as 2022 PSUs. The 2022 PSUs provided for each PSU to be settled for a number of shares between 0% and 200% of a share (together with dividend equivalent rights as described below), with an Adjusted EBITDA result for 2024 of $800 million resulting in a 100% payout.

At the time that the Committee was designing the 2022 PSUs, the Company had entered into an agreement to divest its Beverage Merchandising Asia business, and was actively considering additional potential divestitures. The Committee considered that successfully closing these divestitures was important for the Company and believed that it would be important that the 2022 PSUs’ design not inadvertently disincentivize management from expeditiously executing on those divestitures. Therefore, the Committee included a provision in the 2022 PSUs directing the Committee, in determining the appropriate settlement percentages, to make adjustments to reflect the impact of any divestitures.

In the fourth quarter of 2024, in connection with the negotiation of the Merger Agreement, pursuant to the aforementioned adjustment mechanism, the Committee determined that it would be appropriate to make the following increases to the Company’s 2024 Adjusted EBITDA for purposes of determining the 2022 PSUs’ settlement percentage:

•
Beverage Merchandising Asia Divestiture: $40 million
•
Canton, North Carolina Mill Closure: $21 million
•
Pine Bluff Divestiture: $15 million
•
Closure Systems International EMEA Divestiture: $9 million

The chart below shows the 2022 PSUs’ targets (as adjusted as described above), as well as actual results.

Payout Level	% of Target	2024 Adjusted EBITDA (following Committee adjustments)
Maximum	200%	$880 million
Target	100%	$800 million
Threshold	50%	$720 million
Actual Results (1)		$876 million
		195% of Target
Earned Amount, Based on Pre-Established Goals		195% of Target

(1) The actual percent of target achieved is calculated based on straight-line interpolation between incremental goal levels established between threshold and target and target and maximum.

Recoupment Agreements

As noted above, in the fourth quarter of 2024, the Company entered into the Recoupment Agreements. Pursuant to the Recoupment Agreements, among other things, the Company agreed to accelerate the vesting of each NEO’s 2022 PSUs, which were originally scheduled to vest on March 2, 2025, and each of the NEOs’ RSUs that were scheduled to vest during the first half of 2025, into December 2024, in the case of the 2022 PSUs at a settlement percentage of 200%. The 200% settlement percentage was agreed to in the Merger Agreement, based upon making the aforementioned adjustments to $798.9 million, the Company’s forecasted Adjusted EBITDA for 2024 at the time the Merger Agreement was signed. As discussed above, if the Committee had not exercised its discretion to cause the 2022 PSUs to be settled at the 200% rate set forth in the Merger Agreement, they would have settled at 195%.

The applicable Recoupment Agreements also provided for each NEO to repay the Company if his or her employment were to terminate in certain circumstances prior to March 2, 2025.

2022 PSU Payouts

Based on the above, the number of shares vested in settlement of the 2022 PSUs for each NEO was as follows:

Name	2022 PSUs	Accrued Dividend Equivalent Rights	Settlement Percentage	Shares Vested in Settlement of 2022 PSUs
Michael J. King	326,797	38,605	200%	730,803
Jonathan H. Baksht	93,843	10,077	200%	207,839
Timothy A. Levenda	81,917	9,677	200%	183,187
Chandra J. Mitchell	42,239	4,989	200%	94,456
Eric A. Wulf	40,605	4,797	200%	90,803

Dividend Equivalent Rights

Our PSUs and RSUs granted on or after January 1, 2022 carry share-settled non-preferential dividend equivalent rights. These rights entitle the recipient to receive, upon the settlement of the applicable equity award, for each share of our common stock for which the PSUs or RSUs are settled, a fractional share of our common stock for each dividend that we pay on shares of our common stock between the grant date and the day the awards vest and are settled equal to the fraction of a share that the holder of one share of common stock would have been able to purchase using the dividend paid in respect of such share at the closing price of our shares on the date of the dividend payment. Fractional dividend equivalent amounts round down (with the fractional amount carried over) for the first two RSU vesting dates, and round up upon the settlement of PSUs and the final vesting date of RSUs.

Our PSU and RSU awards granted before January 1, 2022 carry cash-settled dividend equivalent rights that entitle the recipient to receive, upon the settlement of the applicable equity award, for each share of our common stock for which the PSUs or RSUs are settled, an amount of cash for each dividend that we pay on shares of our common stock between the grant date and the day the awards vest and are settled equal to the amount of cash that the holder of one share of common stock would have received if the holder had used the dividend to purchase shares of our common stock at the closing price of our shares on the date of the dividend payment, and then sold those shares at the closing price of our stock on the date of the settlement of the award.

All dividend equivalent rights, whether cash-settled or share-settled, are paid only if and when the underlying awards vest and settle.

Amended and Restated Equity Incentive Plan

During the first quarter of 2024, the Committee evaluated the adequacy of our then-existing equity incentive plan, which we refer to as the 2020 Plan. As part of this review, the Committee determined that the 2020 Plan did not have sufficient shares available for issuance to make the equity awards that it believed necessary for the Company to attract and retain the talent needed. It also determined that certain provisions of the 2020 Plan should be updated to take a more market-standard approach. As a result, the Committee approved an Amended and Restated Equity Incentive Plan, which the Company’s shareholders approved in the second quarter of 2024. The Amended and Restated Equity Incentive Plan, among other things:

•
prospectively changed the standard for equity acceleration in connection with a change of control from single-trigger to double-trigger;
•
eliminated the plan’s share recycling provision;
•
adopted a maximum share grant size;
•
required that awards granted by the Committee have a minimum vesting term of one year, with a 5% de minimis exception;
•
increased the number of shares available for issuance;
•
extended the expiration date of the plan to June 5, 2034; and
•
increased the maximum number of shares that may be added to the number of shares available for issuance each year under the existing evergreen provision from up to 1% of shares outstanding to up to 3%, to ensure that the Committee remains able to provide adequate equity compensation to employees.

Most of the changes contained in the Amended and Restated Equity Incentive Plan, including the change to the provision for acceleration in connection with a change of control, apply only prospectively to equity grants made after its June 5, 2024 effective date. The grants made under the 2024 LTIP were made under the 2020 Plan, and no equity grants were made during 2024 to any NEO under the Amended and Restated Equity Incentive Plan.

OTHER COMPENSATION PRACTICES, POLICIES & GUIDELINES

Stock Ownership Guidelines

In 2023, we adopted formal stock ownership guidelines for our CEO, his direct reports and our independent directors. Under our stock ownership guidelines, our CEO is expected to accumulate and hold a number of covered securities with a value equal to six times annual base salary, each of our other executives is expected to accumulate and hold a number of covered securities with a value equal to two times annual base salary and each of our non-Affiliated Directors is expected to accumulate and hold a number of covered securities with a value equal to five times the annual cash retainer. For purposes of these guidelines, a covered security is a share of our common stock or an unvested RSU. Unvested PSUs do not qualify as covered securities. Those covered by our stock ownership guidelines are expected to satisfy them within five years from the adoption of the guidelines (or the time when the individual first becomes subject to the guidelines). As of March 28, 2025, all executive officers of the Company and all non-Affiliated Directors were in compliance with the stock ownership guidelines irrespective of the five-year implementation period, other than Ms. Massman, who joined the Board in 2024.

Recoupment of Incentive Compensation, or Clawback, Policy

In connection with our IPO, we adopted a clawback policy applicable to our executive officers. In the third quarter of 2023, we amended and restated the policy to reflect regulatory developments. Under this policy, if we restate our financial statements due to material non-compliance with any financial reporting requirement under the securities laws, the Committee with limited exceptions must require the officer to repay incentive compensation that would not have been payable absent the error. Incentive compensation for purposes of this policy means an officer’s compensation that is granted, earned or vested based wholly or in part on attainment of a financial measure, but does not include base salary, time-vesting awards or other compensation that is granted, vested or earned based solely on the occurrence or non-occurrence of non-financial events. During 2024, there were no events that triggered a right to a clawback from any of our NEOs.

Anti-Hedging & Pledging Policy

We have an insider trading policy that, among other things, prohibits insiders from engaging in short sales of our common stock, hedging ownership positions in our common stock (including by engaging in transactions in publicly-traded options such as puts and calls or prepaid variable forward contracts, equity swaps, collars and exchange funds or other derivatives) and other derivative securities relating to our common stock and pledging any of our securities.

Other Compensation—Retirement and Welfare Benefits

Retirement and welfare benefit programs are a necessary element of the total compensation package to ensure a competitive position in attracting and retaining a committed workforce. Participation in these programs is not tied to performance. Our specific contribution levels to these programs are reviewed annually to maintain a competitive position while considering costs.

•
Employee Savings Plan. All non-union employees in the United States, including our NEOs, are eligible to participate in a tax-qualified retirement savings plan under Section 401(k) of the Internal Revenue Code. There are two such plans: Pactiv employees and select other employees of our consolidated group participate in one plan, and Evergreen employees participate in the other plan. For both plans, the employing subsidiary makes matching contributions of 100% of the first 6% of an employee’s elective deferral contribution. All participants’ elective deferrals and all of our matching contributions are 100% vested when contributed.
•
Pension Plan for Pactiv Evergreen. Certain employees, including Mr. Wulf, have frozen pension benefits under the Pension Plan for Pactiv Evergreen, an ERISA-qualified defined benefit plan maintained by one of our subsidiaries. These legacy entitlements include a final average pay provision, which was frozen on October 31, 2010, and a cash balance provision, which was frozen on December 31, 2011.
•
Welfare Plans. Our executives are also eligible to participate in our broad-based health and welfare plans (including medical, dental, vision, life insurance and disability plans) under the same terms and conditions as other employees.
•
Relocation Benefits. We provide relocation benefits to newly-hired executives to facilitate their moving to the Lake Forest area. During 2024, Mr. Baksht was the only executive entitled to such benefits. Relocation benefits paid to executives are not subject to a tax gross up.

Executive Benefits and Perquisites

•
Non-Qualified Deferred Compensation Plan. Our employees in the United States who are at a designated salary grade or above may defer up to 50% of their salary and up to 80% of their bonus each year into the Pactiv Evergreen Nonqualified Deferred Compensation Plan, which is a tax-deferred plan. We also make contributions to the plan mirroring percentage contributions made to the applicable tax-qualified retirement savings plans. Under the plan, the deferred amounts will be paid upon an employee’s “separation from service” or a specified date elected by the employee. This program is intended to promote retention by providing a long-term savings opportunity on a tax-efficient basis. The amounts deferred are unsecured obligations, receive no preferential standing and are subject to the same risks as any of our other unsecured obligations.
•
Others. We provide certain of our senior management with limited perquisites and other personal benefits, including executive physical services and financial planning services. The Committee periodically reviews the levels of perquisites and other personal benefits provided to our NEOs. The Committee intends to maintain only those perquisites and other benefits that it determines to be necessary components of total compensation and that are not inconsistent with shareholder interests.

Attributed costs of the personal benefits described above for our NEOs for 2024 are included in the column entitled “All Other Compensation” of the Summary Compensation Table.

Involuntary Termination Protection Policy

Throughout 2023, the Committee worked with Pearl Meyer to conduct a thorough and holistic review of the Company’s executive compensation arrangements and policies with a view toward standardizing the Company’s treatment of its executives (particularly since certain executives are party to an employment agreement while others are not) and bringing practices in greater alignment with peer and market practice.

To this end, in the first quarter of 2024, the Committee adopted an Involuntary Termination Protection Policy applicable to the NEOs and certain other high-level employees of the Company. Under this policy, each participating employee is entitled to severance benefits as summarized below:

	CIC Termination		Non-CIC Termination
	CEO	Other NEO	CEO	Other NEO
Cash Severance Multiple	2.5x	2.0x	2.0x	1.0x
Severance Basis	Annual Base Salary plus Target AIP	Annual Base Salary plus Target AIP	Annual Base Salary plus Target AIP	Annual Base Salary plus Target AIP
Pro-Rata Bonus	Yes, for Year of Termination	Yes, for Year of Termination	Yes, for Year of Termination	Yes, for Year of Termination
Unvested Equity Treatment	Full Acceleration	Full Acceleration	Forfeited	Forfeited
Benefits Continuation	18 months	18 months	18 months	18 months

For purposes of this policy, a “CIC Termination” is an involuntary termination occurring within two years of a change in control. A “Non-CIC Termination” is an involuntary termination that is not a CIC Termination. An involuntary termination is a termination of employment by the Company for cause (as defined in the policy), by the participant for good reason (as defined in the policy) or as a result of the participant’s death or disability. This policy is described in greater detail below.

Risk Assessment of Compensation Programs

We do not believe that our compensation arrangements, including financial performance measures used to determine short-term and long-term incentive payout amounts, will provide our executives with an incentive to engage in business activities or other behavior that would expose us or our shareholders to excessive risks that are reasonably likely to have a material adverse effect.

Equity Incentive Plan Information and Equity Grant Timing

The purpose of our Amended and Restated Equity Incentive Plan, which we refer to as the Equity Incentive Plan, is to motivate and reward our employees, directors, consultants and advisors to perform at the highest level and to further our best interests and those of our shareholders.

We do not currently have a formal policy for the timing of equity award grants that we make under the Equity Incentive Plan, but our Committee has a practice of granting equity awards thereunder to our executive officers annually in the first quarter, although grants may occur at other times during the year, including for new hires, promotions, to address special retention needs or otherwise as determined appropriate by the Committee.

Tax and Accounting Implications

Tax Considerations of Our Executive Compensation: Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of annual compensation paid by public companies for certain executive officers to $1 million. Although the Committee is mindful of the benefits of tax deductibility when determining executive compensation, the Committee may approve compensation that will not be fully deductible in order to ensure competitive levels of total compensation for our executive officers.

Accounting for Our Stock-Based Compensation: We account for stock-based payments, including grants under each of our equity compensation plans, in accordance with the requirements of FASB ASC Topic 718.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that it be included in this Amendment.

The Compensation Committee

LeighAnne G. Baker, Chairperson

Allen P. Hugli

Rolf Stangl

Compensation Committee Interlocks and Insider Participation

During 2024, Ms. Baker, as Chairperson, and Messrs. Hugli and Stangl served on our Compensation Committee. None of them were an officer or employee of us during 2024. Mr. Hugli was our CFO from 2009 until our IPO in September 2020. As discussed in greater detail below under “Certain Relationships and Related Party Transactions,” we or one of our wholly-owned subsidiaries is a party to an Insurance Sharing Agreement, an Investment Advisory Agreement and two IT License Usage Agreements with Rank, of which Mr. Hugli is the CFO, and the disclosures contained under that caption with respect to Rank are incorporated herein by reference. We are also party to a Stockholders Agreement and a Registration Rights Agreement with Rank. No relationships are required to be disclosed pursuant to Item 407(e)(4)(iii) of Regulation S-K.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation paid to our NEOs during the years ended December 31, 2024, 2023 and 2022, except for Ms. Mitchell, for whom compensation is shown for the years ended December 31, 2024 and 2023 only (reflecting that she was an NEO only during those years).

Name/Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
Michael J. King President and CEO	2024	$1,289,000	$630,108	$6,767,254	$944,554	—	$2,266,874	$11,897,790
	2023	$1,282,059	—	$6,445,003	$2,712,035	—	$242,440	$10,681,537
	2022	$1,241,667	—	$6,104,568	$3,104,167	—	$110,626	$10,561,028
Jonathan H. Baksht CFO	2024	$775,000	$210,471	$1,937,494	$315,503	—	$706,852	$3,945,320
	2023	$770,551	—	$1,937,506	$978,002	—	$123,559	$3,809,618
	2022	$445,310	$500,000	$1,955,688	$667,966	—	$534,679	$4,103,643
Timothy A. Levenda President, Foodservice	2024	$825,000	$209,113	$1,361,256	$313,467	—	$625,472	$3,334,308
	2023	$820,551	—	$1,361,248	$972,032	—	$143,311	$3,297,142
	2022	$800,000	—	$1,530,210	$1,438,933	—	$69,181	$3,838,324
Chandra J. Mitchell Chief Legal Officer and Secretary	2024	$594,616	$139,952	$990,002	$209,792	—	$412,747	$2,347,109
	2023	$574,660	—	$956,998	$632,123	—	$109,945	$2,273,726
Eric A. Wulf President, Food and Beverage Merchandising	2024	$593,269	$150,376	$990,002	$225,419	$902	$350,074	$2,310,042
	2023	$566,099	—	$805,004	$622,706	$609	$98,702	$2,093,120
	2022	$525,000	—	$758,501	$828,016	$331	$44,873	$2,156,721

(1) The base salary amounts reflect (i) for Ms. Mitchell and Mr. Wulf, the increase in base salary described in the CD&A effective April 7, 2024, (ii) for all NEOs, an increase in base salary effective March 6, 2023, (iii) for Mr. King, an increase in base salary effective March 1, 2022 and (iv) for Mr. Baksht, his part-year tenure in 2022.

(2) For 2024, the amounts reported represent the amount paid by the Company under the 2024 AIP above the amount to which the recipients were entitled based on the Company’s actual results during 2024 as a result of the Committee’s exercise of discretion to cause the 2024 AIP payment to comply with the Merger Agreement, as described in greater detail in the CD&A. For 2022, the amount reported represents Mr. Baksht’s cash sign-on bonus.

(3) The amounts reported represent the grant date fair value of the PSUs and RSUs granted to our NEOs during the relevant year as computed in accordance with FASB ASC Topic 718, without taking into account any estimated forfeitures related to service-vesting conditions. For each year, the awards represent the NEOs’ LTIP awards for that year. For PSUs, the grant date fair value reported is based on the probable outcome of the performance condition as of the grant date. The aggregate grant date fair value of the PSUs, assuming the highest level of achievement under the award, is as follows for each NEO who received a PSU award:

Name	2022 PSU Maximum Achievement Payout	2023 PSU Maximum Achievement Payout	2024 PSU Maximum Achievement Payout
Michael J. King	$6,104,568	$6,445,003	$6,767,254
Jonathan H. Baksht	$1,955,688	$1,937,506	$1,937,494
Timothy A. Levenda	$1,530,210	$1,361,248	$1,361,256
Chandra J. Mitchell	N/A	$956,998	$990,002
Eric A. Wulf	$758,501	$805,004	$990,002

(4) The reported amounts represent payments under our annual incentive plans for the respective years. As discussed in greater detail in the CD&A, the Committee exercised discretion to cause the 2024 AIP payment to comply with the Merger Agreement, resulting in a greater payment than that to which the recipients were entitled based on the Company’s actual results during 2024; the amount to which recipients were entitled under the 2024 AIP is reported in this column, and the discretionary additional amount is reported under the “Bonus” column.

In 2022, the amounts reported also include payments under our legacy cash-based LTIP for 2020 for Messrs. Levenda and Wulf, pursuant to which participating executives had a target award, which was multiplied by a percentage based on our results that year. The resulting amount was then divided by three and paid out over the course of the three years beginning on (and including) 2020, subject, in the case of the second and third payments, to our meeting applicable performance goals. The following table shows the target awards, earned percentage and earned amount for each participating NEO for our legacy cash-based LTIPs that made payments to our NEOs for 2022:

Name	2020 Target	2020 Achievement Percentage	2020 Earned Amount
Timothy A. Levenda	$800,000	120%	$956,800
Eric A. Wulf	$365,006	120%	$436,548

The following table shows the actual amounts paid in respect of 2020 to our NEOs who received grants under that program during 2022 under the legacy cash-based LTIP:

Name	2022 Payment
Timothy A. Levenda	$318,933
Eric A. Wulf	$145,516

(5) Mr. Wulf is entitled to receive benefits under the Pension Plan for Pactiv Evergreen. The amounts reported include increases in the value of his plan benefits. For all applicable NEOs, nonqualified deferred compensation plan assets are entirely invested in mutual funds. Accordingly, none of the applicable investment earnings from those plans are regarded as above-market earnings. The full investment earnings for 2024 are disclosed in the “2024 Nonqualified Deferred Compensation” table.

(6) We make contributions to 401(k) plans and a nonqualified deferred compensation, or NQDC, plan. The applicable amounts for the years presented were as follows:

Name	2022 401(k) Contributions	2023 401(k) Contributions	2024 401(k) Contributions
Michael J. King	$18,300	$19,800	$20,700
Jonathan H. Baksht	$18,300	$19,800	$20,700
Timothy A. Levenda	$17,776	$19,800	$20,700
Chandra J. Mitchell	N/A	$19,800	$20,700
Eric A. Wulf	$18,300	$19,800	$20,700

Name	2022 NQDC Contributions	2023 NQDC Contributions	2024 NQDC Contributions
Michael J. King	$72,077	$130,200	$129,300
Jonathan H. Baksht	$20,625	$66,511	$104,395
Timothy A. Levenda	$39,740	$96,633	$107,417
Chandra J. Mitchell	N/A	$57,255	$65,234
Eric A. Wulf	$19,318	$55,116	$67,548

The amounts reported in this column also include the following amounts paid in settlement of dividend equivalent rights, or DERs, associated with RSUs and PSUs that vested in the applicable years:

Dividend Equivalent Rights Payments
Name	Cash Payments in Settlement of DERs			Value of Share-Settled DERs (a)
	2022	2023	2024	2023	2024
Michael J. King	$20,249	$37,232	$165,595	$47,709	$1,943,704
Jonathan H. Baksht	—	—	—	$9,716	$517,172
Timothy A. Levenda	$11,665	$14,922	$13,139	$11,955	$476,416
Chandra J. Mitchell	N/A	$21,567	$48,862	$7,029	$262,387
Eric A. Wulf	$6,655	$8,507	$7,330	$5,921	$242,626

(a) Determined by multiplying the number of shares issued in settlement of dividend equivalent rights upon the vesting of RSUs and PSUs by the closing price of our common stock on the applicable vesting date.

Other benefits reported under this column include wellness credits, reimbursement of executive physical services, reimbursement of certain financial planning services and, in the case of Mr. Baksht, relocation benefits worth $57,010, $23,237 and $495,754 in 2024, 2023 and 2022, respectively. Health and welfare benefits are not reported to the extent these benefits are generally available to all other salaried and non-union hourly employees. As permitted by the SEC’s disclosure rules, we have excluded perquisites and personal benefits for all NEOs, as the total value for each NEO is less than $10,000.

2024 Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made to the NEOs during 2024. All equity awards reported on this table carry dividend equivalent rights, as described in the CD&A.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name / Position	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards (Number of Shares of Stock or Units) (3)	Grant Date Fair Value (4)
Michael J. King President and CEO	03/06/2024							260,279	$3,383,627
	03/06/2024				130,139	260,279	520,558		$3,383,627
		$870,075	$1,740,150	$3,480,300
Jonathan H. Baksht CFO	03/06/2024							74,519	$968,747
	03/06/2024				37,259	74,519	149,038		$968,747
		$290,625	$581,250	$1,162,500
Timothy A. Levenda President, Foodservice	03/06/2024							52,356	$680,628
	03/06/2024				26,178	52,356	104,712		$680,628
		$288,750	$577,500	$1,155,000
Chandra J. Mitchell Chief Legal Officer and Secretary	03/06/2024							38,077	$495,001
	03/06/2024				19,038	38,077	76,154		$495,001
		$193,250	$386,500	$773,000
Eric A. Wulf President, Food and Beverage Merchandising	03/06/2024							38,077	$495,001
	03/06/2024				19,038	38,077	76,154		$495,001
		$207,644	$415,289	$830,577

(1) The amounts reported reflect the threshold, target and maximum performance-based cash incentive compensation amounts that could have been paid under the 2024 AIP. The types and weighting of the performance measures under that program are described in the CD&A. As noted in the CD&A, Ms. Mitchell’s and Mr. Wulf’s base salaries were increased effective April 7, 2024, and their target, threshold and maximum AIP payouts for 2024 were prorated accordingly.

(2) The amounts reported reflect the threshold, target and maximum number of shares of our common stock for which the PSUs granted in 2024 may be settled, based on the performance measures described in the CD&A.

(3) The reported securities consist of RSUs that vest ratably in three approximately equal annual installments on the first, second and third anniversaries of the grant date, subject to continued service with us.

(4) This column shows the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718. These grant date fair values do not take into account any estimated forfeitures relating to service-vesting conditions.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information on the outstanding equity awards held by our NEOs as of December 31, 2024. All equity awards reported on this table are inclusive of accrued but unvested dividend equivalent rights, as described in the CD&A.

Name/Position	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Michael J. King	03/08/2023 (2)	117,938	$2,060,377
President and CEO	03/08/2023 (3)			353,813	$6,181,113
	03/06/2024 (4)	178,849	$3,124,492
	03/06/2024 (5)			134,136	$2,343,347
Jonathan H. Baksht	03/08/2023 (2)	35,455	$619,399
CFO	03/08/2023 (3)			106,364	$1,858,179
	03/06/2024 (4)	51,206	$894,569
	03/06/2024 (5)			38,404	$670,909
Timothy A. Levenda	03/08/2023 (2)	24,911	$435,195
President, Foodservice	03/08/2023 (3)			74,728	$1,305,498
	03/06/2024 (4)	35,977	$628,518
	03/06/2024 (5)			26,982	$471,376
Chandra J. Mitchell	03/08/2023 (2)	17,514	$305,970
Chief Legal Officer	03/08/2023 (3)			52,536	$917,804
and Secretary	03/06/2024 (4)	26,166	$457,120
	03/06/2024 (5)			19,624	$342,823
Eric A. Wulf	03/08/2023 (2)	14,732	$247,368
President, Food and	03/08/2023 (3)			44,193	$772,052
Beverage Merchandising	03/06/2024 (4)	26,166	$457,120
	03/06/2024 (5)			19,624	$342,823

(1) Value is based on the closing stock price of $17.47 on the last trading day of 2024 (December 31, 2024).

(2) The reported securities are RSUs that vest on March 2, 2026, subject to continued service with us.

(3) The reported securities are PSUs that vest on March 2, 2026, subject to continued service with us and satisfaction of the applicable performance condition. Pursuant to Instruction 3 to Item 402(f)(2) of Regulation S-K under the Exchange Act, these PSUs are reported at target.

(4) The reported securities are RSUs that vest ratably in two approximately equal annual installments on March 2, 2026 and March 2, 2027, subject to continued service with us.

(5) The reported securities are PSUs that vest on March 2, 2027, subject to continued service with us and satisfaction of the applicable performance condition. Pursuant to Instruction 3 to Item 402(f)(2) of Regulation S-K under the Exchange Act, these PSUs are reported at threshold.

2024 Stock Vested

The following table provides information, on an aggregate basis, regarding the vesting during 2024 of RSUs and PSUs previously granted to the NEOs. None of the NEOs hold stock options.

	Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
Michael J. King	1,386,722	$22,982,535
Jonathan H. Baksht	371,774	$6,138,048
Timothy A. Levenda	319,536	$5,292,040
Chandra J. Mitchell	213,150	$3,397,635
Eric A. Wulf	167,817	$2,775,600

(1) The amounts shown in this column include the number of RSUs that vested, plus the number of shares received in settlement of PSUs that vested, plus the number of shares acquired in connection with the settlement of share-settled dividend equivalent rights attributable to such RSUs and PSUs in the amount of 115,570 for Mr. King, 30,920 for Mr. Baksht, 28,299 for Mr. Levenda, 15,644 for Ms. Mitchell and 14,425 for Mr. Wulf.

(2) The amounts shown in this column are determined by multiplying the number of shares that vested by the per-share closing price of our common stock on the vesting date, plus cash-settled dividend equivalent rights attributable to such shares in the amount of $165,595 for Mr. King, $13,139 for Mr. Levenda, $48,862 for Ms. Mitchell and $7,330 for Mr. Wulf.

2024 Pension Benefits

Mr. Wulf, through his participation in the Pension Plan for Pactiv Evergreen, an ERISA-qualified defined benefit plan that we maintain, is our only NEO who is entitled to payments or benefits under any plan that provides for payments or other benefits in connection with an NEO’s retirement. The following table sets forth information with respect to his participation in that plan.

Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2024
Eric A. Wulf	8.33	$22,527	—

Mr. Wulf has a legacy entitlement under the Pension Plan for Pactiv Evergreen. His legacy entitlement includes a final average pay provision and a cash balance provision. The benefit formula for the final average pay provision under normal retirement is a monthly amount equal to 55% of the executive’s final average compensation, multiplied by a fraction of the number of years of participation (not exceeding 35 years) divided by 35. Final average pay accruals were frozen as of October 31, 2010. The benefit formula for the cash balance provision was a monthly contribution credit of between 2.5% and 5% of compensation for that month (with the specific percentage based on age), plus an interest credit added each month. Cash balance accruals were frozen as of December 31, 2011.

2024 Nonqualified Deferred Compensation

In 2024, we maintained a nonqualified deferred compensation plan that allowed participants to defer portions of their compensation. The purpose of the plan is to allow participants to defer receipt of compensation, and therefore associated tax obligations, to a date elected by the participant. The following table sets forth information on each NEO’s participation in the plan, a description of which is set forth in the CD&A.

Name	2024 Executive Contributions (1)	2024 Company Contributions (2)	2024 Aggregate Earnings	2024 Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2024
Michael J. King	$133,643	$129,300	$34,086	$(149,354)	$993,817
Jonathan H. Baksht	$133,080	$104,395	$20,326	$(604)	$361,881
Timothy A. Levenda	$123,750	$107,417	$129,502	$(3,916)	$2,158,732
Chandra J. Mitchell	$82,743	$65,234	$18,490	$(434)	$226,036
Eric A. Wulf	$77,410	$67,548	$107,331	$(1,036)	$680,178

(1) Contributions represent the deferred portion of each NEO’s base salary and bonus amounts. The amounts in this column are included in the columns of the Summary Compensation Table from which the deferrals were made (for example, salary deferrals are reported in the “Salary” column).

(2) The amounts shown in this column are reported in the “All Other Compensation” column of the Summary Compensation Table.

EXECUTIVE EMPLOYMENT ARRANGEMENTS

Employment Agreements

Messrs. King, Baksht, Levenda and Wulf are parties to employment agreements with us; however, the principal terms of these employment agreements have been superseded by the provisions of the ITPP, which are summarized in greater detail below under “Potential Payments Upon Termination, Change in Control or Other Events.” Ms. Mitchell is not party to an employment agreement with us.

Recoupment Agreements

As described in the CD&A, in connection with the execution of the Merger Agreement, our NEOs entered into Recoupment Agreements with the Company pursuant to which a portion of their 2024 AIP payment and the vesting and settlement of their 2022 PSUs, which typically would have been paid in March 2025, and their RSUs that would have vested during the first half of 2025, were accelerated into December 2024. Pursuant to the Recoupment Agreements, if an NEO’s employment had terminated before the earlier of the closing of the Merger and the time that the accelerated amounts would have otherwise been vested, earned or paid in accordance with their terms and the Company’s historical practices, other than pursuant to an Involuntary Termination (as defined above in relation to the ITPP), then the NEO would have been required to repay to the Company the amounts received.

Restrictive Covenant Agreements

In order to receive an equity award from the Company, we require each executive counterparty, including each NEO, to enter into a restrictive covenant agreement that, among other things, contains a perpetual confidentiality covenant and non-solicitation and (except in the case of Ms. Mitchell, who is a California resident) non-competition covenants that apply during the executive’s employment and for one year after the termination thereof for any reason.

Potential Payments Upon Termination, Change in Control or Other Events

Involuntary Termination Protection Policy

Each of our NEOs is a participant in the ITPP, which supersedes the provisions of any contrary employment agreement in relation to payments upon termination, change in control or other events.

Qualifying CIC Termination: Under the ITPP, in the case of a Qualifying CIC Termination, and subject to the provision and non-revocation of a standard separation agreement and release of claims, each NEO would be entitled to (i) cash severance equal to the amount obtained by adding (A) the Pro Rata Bonus Amount to (B) the amount obtained by multiplying 200% (or, in the case of Mr. King only, 250%) by the sum of the applicable Base Salary and Target Bonus, which is paid in equal installments in accordance with the Company’s usual payroll practices over the 12 months following the termination date, (ii) the acceleration of all of the NEO’s then-unvested equity awards granted after the execution of the applicable participation agreement in the first quarter of 2024 (with performance criteria being deemed achieved at target levels) and (iii) continued coverage by the Company’s health plan as in effect from time to time, including any requirement to make contributions or pay premiums, until the 18 month anniversary of the termination, unless the provision of the coverage would violate the terms of the health plan or the nondiscrimination requirements of the Internal Revenue Code, in which case the Company, in its sole discretion, may elect to pay a monthly cash payment equal to the total monthly premiums that it would have paid to the NEO otherwise.

Qualifying Non-CIC Termination: Under the ITPP, in the case of a Qualifying Non-CIC Termination, and subject to the provision and non-revocation of a standard separation agreement and release of claims, each NEO would be entitled to (i) cash severance equal to the amount obtained by adding (A) the Pro Rata Bonus Amount to (B) the amount obtained by multiplying 100% (or, in the case of Mr. King only, 200%) by the sum of the applicable Base Salary and Target Bonus, which is paid in equal installments in accordance with the Company’s usual payroll practices over the 12 months following the termination date, and (ii) continued coverage by the Company’s health plan as in effect from time to time, including any requirement to make contributions or pay premiums, until the 18 month anniversary of the termination, unless the provision of the coverage would violate the terms of the health plan or the nondiscrimination requirements of the Internal Revenue Code, in which case the Company, in its sole discretion, may elect to pay a monthly cash payment equal to the total monthly premiums that it would have paid to the NEO otherwise.

Definitions

As used in the ITPP and this summary section:

•
“Qualifying CIC Termination” means an Involuntary Termination that occurs during the period beginning on the date on which a Change in Control occurs and ending on the second anniversary thereof.

•
“Qualifying Non-CIC Termination” means an Involuntary Termination that is not a Qualifying CIC Termination.
•
“Involuntary Termination” means the termination of an NEO’s employment with the Company or one of its subsidiaries other than (i) by the Company for Cause, (ii) by the NEO for any reason other than for Good Reason or (iii) in connection with the NEO’s death or disability.
•
“Cause” means, in the good faith determination of the Committee, that the NEO has engaged in conduct consisting of (i) fraud, conviction of a crime or other willful or intentional misconduct related to his or her duties as an employee or (ii) willful and continual failure (unless due to incapacity resulting from physical or mental illness) to perform the duties of his or her employment which has not been corrected or remediated within 30 days after written demand for substantial performance is delivered by the Company specifically identifying the manner in which the NEO has not substantially performed such duties.
•
“Good Reason” means, for NEOs other than Mr. Baksht, without the NEO’s consent, (i) a material adverse change in the nature or scope of his or her authority, powers, functions, duties, responsibilities or reporting relationship (including ceasing to directly report to the chief executive officer or board of directors of a publicly traded entity, if applicable); (ii) a material reduction by the Company or one of its subsidiaries in his or her rate of annual base salary; (iii) the failure of the Company or one of its subsidiaries to continue any material compensation plan in which he or she is participating, unless he or she is permitted to participate in other plans providing him or her with substantially comparable compensation-related benefits, or the taking of any action by the Company or one of its subsidiaries which would adversely affect his or her participation in or materially reduce his or her compensation-related benefits under any such plan; or (iv) the failure of the Company or one of its subsidiaries to obtain from any successor or transferee an express written and unconditional assumption of the Company’s obligations under the ITPP. In the case of Mr. Baksht, “Good Reason” means, without his consent (i) the material reduction in his base salary, target AIP or LTIP target, (ii) a material reduction in his position or scope of duties or (iii) a change to his principal place of employment to a location other than to his home or to a location more than 50 miles from the location in effect immediately before such relocation.
•
“Base Salary” means an NEO’s annual base salary as in effect immediately before the applicable termination or, if greater, at the level in effect immediately before the Change in Control in the case of a Qualifying CIC Termination.
•
“Target Bonus” means the amount obtained by multiplying an NEO’s Base Salary by his or her target AIP percentage as in effect immediately before the applicable termination or, if greater, the percentage in effect immediately before the Change in Control in the case of a Qualifying CIC Termination.
•
“Pro Rata Bonus Amount” means the amount obtained by multiplying an NEO’s Target Bonus by the quotient obtained by dividing the number of full calendar days during the year in which the applicable termination occurs during which the NEO was employed by the total number of calendar days during such calendar year.
•
“Change in Control” is defined by the Amended and Restated Equity Incentive Plan, as described below.

Amended and Restated Equity Incentive Plan and Equity Award Agreements

The Amended and Restated Equity Incentive Plan provides that, in the event of a Change in Control (as defined in the Amended and Restated Equity Incentive Plan and summarized below), all outstanding awards under the Amended and Restated Equity Incentive Plan that were granted prior to June 5, 2024 will immediately vest and settle, and any performance criteria to which the awards are subject will be deemed to be satisfied at target.

Any outstanding awards under the Amended and Restated Equity Incentive Plan that were granted on or after June 5, 2024 will be treated as follows:

•
Awards held by non-employee directors will immediately vest and settle, with any associated performance criteria being deemed satisfied at the greater of target or such other level as the Committee determines reflects the probable level of achievement.
•
Awards held other than by non-employee directors (including by the NEOs) that are not Assumed or Converted (as defined in the Amended and Restated Equity Incentive Plan and summarized below) upon the consummation of the Change in Control will immediately vest and settle, with any associated performance criteria being deemed satisfied at the greater of target or such other level as the Committee determines reflects the probable level of achievement.
•
Awards held other than by non-employee directors (including by the NEOs) that are Assumed or Converted upon the consummation of the Change in Control will not immediately vest and settle following such assumption or conversion, unless the holder experiences a termination of service by the Company without Cause or by the holder for Good Reason

(each as defined in the Amended and Restated Equity Incentive Plan and summarized below) within one year after the consummation of the Change in Control, in which case the awards will immediately vest and settle, with any associated performance criteria being deemed satisfied at the greater of target or such other level as the Committee determines reflects the probable level of achievement.

No NEO received any equity award pursuant to the Amended and Restated Equity Incentive Plan during the period from June 5, 2024 to December 31, 2024.

Under the NEOs’ award agreements for RSUs, if the NEO dies before the award fully vests, but after the first anniversary of the grant date, then a pro rata portion of the remaining tranches of the award to vest will be accelerated, based on a fraction for each remaining tranche, the numerator of which is the number of full months during the vesting period for such tranche that the NEO was employed, and the denominator of which is the number of months during such vesting period.

Under the NEOs’ award agreements for PSUs, if the NEO dies before the award vests, but after the first anniversary of the grant date, then a pro rata portion of the award will be accelerated, based on a fraction, the numerator of which is the number of full months during the vesting period that the NEO was employed, and the denominator of which is 36, with the number of shares for which each PSU is settled being determined based on the likely level of achievement of the applicable performance condition, as determined by the Committee in its sole discretion.

Under the NEOs’ award agreements for RSUs and PSUs, if the NEO undergoes a Qualifying Retirement (as defined below) before the award fully vests, but after the NEO has been employed by us for at least six months after the grant date, then (subject to the NEO’s signing a customary release of claims in our favor) any unvested RSUs or PSUs will continue to vest as if the NEO had not retired.

All equity awards carry dividend equivalent rights as described above in the CD&A, and upon a full or partial acceleration of vesting as described in this section all accrued dividend equivalent rights are paid out.

Definitions

As used in the Amended and Restated Equity Incentive Plan and this summary section:

“Cause” means an NEO’s (i) dishonesty or other serious misconduct related to his or her performance of employment duties, (ii) willful and continual failure (unless due to incapacity resulting from physical or mental illness) to perform the duties of employment after written demand for substantial performance is delivered by the Company specifically identifying the manner in which he or she has not substantially performed such duties or (iii) conviction of, plea of guilty to, or plea of nolo contendere to (x) a felony or (y) a misdemeanor involving moral turpitude, fraud or dishonesty.

“Change in Control” means the occurrence of any one or more of the following events: (i) a direct or indirect change in control of us effected through one or more transactions within a 12-month period whereby any person other than we, directly or indirectly, acquires or maintains beneficial ownership of our securities constituting more than 50% of the total combined voting power of our securities issued and outstanding immediately after the acquisition, (ii) at any time during a period of 24 consecutive months, individuals who at the beginning of the period constitute the Board cease for any reason to constitute a majority of the Board, but any new member of the Board whose nomination was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose nomination was so approved, will be considered as though the new member were a member of the Board at the beginning of the period, but excluding any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board, (iii) the consummation of a merger of us or any of our subsidiaries with any other entity, other than a merger that would result in our voting securities issued and outstanding immediately before such merger continuing to represent (either by remaining issued and outstanding or being converted into voting securities of the surviving entity or, if applicable, the ultimate parent thereof) at least 50% of the combined voting power and total fair market value of our securities or those of the surviving entity or parent issued and outstanding immediately after such merger or (iv) the consummation of any sale, lease, exchange or other transfer to any person other than one of our affiliates in one or more transactions within a 12-month period, of all or substantially all of the assets of us and our subsidiaries.

“Good Reason” means any of the following without the NEO’s consent (i) a material reduction in compensation, (ii) a material reduction in position or scope of duties (but a position will not be deemed to have been materially reduced by reason of the Company being smaller or having fewer operations as a result of a Change in Control so long as the duties and responsibilities are generally consistent with such duties and responsibilities prior to such Change in Control) or (iii) a change to the principal place of employment (or provision of services) to a location other than to the home or to a location more than 50 miles from the location in effect immediately before such relocation that increases the one-way commute by more than 50 miles.

As used in the NEOs’ award agreements, “Qualifying Retirement” means, with respect to any NEO, retirement on or after the earliest to occur of (i) the date on which he or she attains age 62, (ii) the date on which he or she attains age 55 and has completed 15 years of service with us or an affiliate or predecessor or (iii) the date on which the sum of the number of whole years in his or her age plus the number of whole years of service provided to us and our affiliates or predecessors equals at least 75, so long as the participant has notified us of such retirement at least six months in advance.

Table of Estimated Payments

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the NEOs serving as of the end of 2024 under our employment arrangements in effect at that time. Payments and benefits are estimated assuming that the triggering event took place on the last trading day of 2024 (December 31, 2024) and the price per share of our common stock is the closing price of our common stock on that date of $17.47. There can be no assurances that a triggering event would produce the same or similar results as those estimated below if it were to occur on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

	Potential Payments Upon
Name	Qualifying Non-CIC Termination (1)	Change in Control (2)	Qualifying CIC Termination (3)	Death (4)	Qualifying Retirement (5)
Michael J. King
Cash (6)	$7,798,451	—	$9,313,026	$7,798,451	—
Acceleration of Equity Vesting (7)	—	$16,052,676	—	$5,961,344	—
Other Benefits (8)	$26,252	—	$26,252	$26,252	—
Total Benefits	$7,824,703	$16,052,676	$9,339,278	$13,786,047	—
Jonathon H. Baksht
Cash (6)	$1,937,500	—	$3,293,750	$1,937,500	—
Acceleration of Equity Vesting (7)	—	$4,713,965	—	$1,792,114	—
Other Benefits (8)	$26,252	—	$26,252	$26,252	—
Total Benefits	$1,963,752	$4,713,965	$3,320,002	$3,755,866	—
Timothy A. Levenda
Cash (6)	$1,980,000	—	$3,382,500	$1,980,000	—
Acceleration of Equity Vesting (7)	—	$3,311,963	—	$1,259,097	$3,682,584
Other Benefits (8)	$27,835	—	$27,835	$27,835	—
Total Benefits	$2,007,835	$3,311,963	$3,410,335	$3,266,932	$3,682,584
Chandra J. Mitchell
Cash (6)	$1,373,000	—	$2,359,500	$1,373,000	—
Acceleration of Equity Vesting (7)	—	$2,366,539	—	$885,191	—
Other Benefits (8)	$9,432	—	$9,432	$9,432	—
Total Benefits	$1,382,432	$2,366,539	$2,368,932	$2,267,623	—
Eric A. Wulf
Cash (6)	$1,430,577	—	$2,445,866	$1,430,577	—
Acceleration of Equity Vesting (7)	—	$2,172,185	—	$744,611	—
Other Benefits (8)	$9,511	—	$9,511	$9,511	—
Total Benefits	$1,440,088	$2,172,185	$2,455,377	$2,184,699	—

(1) Amounts reported in this column are amounts payable in connection with a Qualifying Non-CIC Termination pursuant to the ITPP, as described above.

(2) Amounts reported in this column are amounts payable upon the consummation of a Change in Control (as defined in the Amended and Restated Equity Incentive Plan) without regard to whether a termination without cause or a resignation for good reason contemporaneously or later occurs.

(3) Amounts reported in this column are amounts payable in connection with a Qualifying CIC Termination pursuant to the ITPP, as described above. The amounts reported as payable hereunder are in addition to amounts reported in the “Change in Control” column and represent the additional amounts to which the executive would be entitled upon a termination following a Change in Control during the 24-month post-Change in Control period as described in greater detail above.

(4) Amounts reported in this column are amounts payable in connection with the executive’s death pursuant to the ITPP and the executive’s equity award agreements as described above. For purposes of the ITPP, the death is assumed not to have occurred following a Change in Control and therefore to be a Qualifying Non-CIC Termination.

(5) Amounts reported in this column are the value of the equity awards that will continue vesting post-retirement notwithstanding the termination of service under our equity award agreements as described above. Only Mr. Levenda was eligible for a Qualifying Retirement within the meaning of our Amended and Restated Equity Incentive Plan or equity award agreements as described above on December 31, 2024.

(6) Amounts reported in this row are cash amounts payable to executives pursuant to the ITPP, as described above.

(7) Amounts reported in this row reflect the aggregate value of our equity awards accelerated under the ITPP, in connection with a Change in Control under the Amended and Restated Equity Incentive Plan and/or in connection with death or retirement under an applicable equity award agreement. For unvested RSUs, the aggregate value is determined by multiplying the number of such RSUs as of December 31, 2024 by $17.47, the closing price of our common stock on the last trading day of 2024 (December 31, 2024). For unvested PSUs, the aggregate value is determined (i) in the case of a Change in Control, by multiplying the number of such PSUs by $17.47 (i.e., assuming a settlement of such PSUs for shares of common stock at a “target” level, as required by the Amended and Restated Equity Incentive Plan) and (ii) in the case of death or retirement, after applying the applicable pro-rating mechanisms set forth under the applicable equity award agreements as described above, by multiplying the resulting number of such PSUs by our best estimate of the applicable performance level for such PSUs as of December 31, 2024, and then multiplying the resulting amount by $17.47. In the case of both RSUs and PSUs, the amounts reported also include the value of dividend equivalent rights accrued up until the termination date.

(8) Amounts reported in this row reflect the estimated cost of continuing health insurance coverage (i.e., assuming that we elect not to make a lump-sum payment in lieu of providing continuing coverage) payable pursuant to the ITPP, as described above.

CEO PAY RATIO

This section contains a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our chief executive officer to the median of the annual total compensation of our other employees for 2024.

The 2024 annual total compensation of Mr. King, our principal executive officer, was $11,897,790. The 2024 annual total compensation of our median compensated employee other than Mr. King was $65,135. Based on this information, for 2024, the ratio of the annual total compensation of Mr. King to the median of the annual total compensation of all other employees was 183 to 1.

Less than five percent of the aggregate number of our worldwide employees are located outside of the United States and Mexico. Therefore, we excluded employees located in all other countries in determining our median compensated employee, comprising at December 31, 2024 approximately 254 in Canada, two in El Salvador and one in the United Kingdom. The total number of our U.S. and non-U.S. employees as of December 31, 2024, irrespective of any exemption, was 13,575, and the total number of our U.S. and non-U.S. employees used for our calculation as explained in this paragraph was 13,318.

To identify our median compensated employee (other than Mr. King), as our consistently-applied compensation measure, we used annual gross wages from our payroll records for 2024, which we annualized in the case of all permanent employees who were employed for less than the full year. For employees located in Mexico, we converted wages paid in pesos to U.S. dollars based on the exchange rate announced by the Board of Governors of the Federal Reserve System on December 31, 2024, the last business day of that year. We did not make a cost of living adjustment in identifying our median employee. We also excluded employees who had no compensation in 2024 (for example, employees on leave who received no wages). We then selected the median employee from this list, after excluding Mr. King, and calculated annual total compensation of the median employee.

The pay ratio disclosed above is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

PAY VERSUS PERFORMANCE

The disclosures set forth under this “Pay Versus Performance” headline are provided as required by Item 402(v) of Regulation S-K. We are providing the following information about the relationship between compensation “actually paid” (“CAP”) to our PEOs (Thomas Degnan for January 2020 through September 2020, identified as “PEO 1,” John T. McGrath for September 2020 through March 2021, identified as “PEO 2,” and Michael J. King from March 2021 to the present, identified as “PEO 3”) and our other non-PEO NEOs, and certain financial performance of the Company. For a better understanding of the way the Committee evaluates and sets executive compensation, please refer to the CD&A. We refer to the Summary Compensation Table as the SCT.

(all amounts in $)									Value of Initial Fixed $100 Investment Based On:		(in millions)
Year	SCT Total for PEO 1	SCT Total for PEO 2	SCT Total for PEO 3	CAP of PEO 1 (1)	CAP of PEO 2 (1)	CAP of PEO 3 (1)	Avg. SCT Total for Non-PEO NEOs (2)	Avg. CAP of Non-PEO NEOs (1)	TSR (3)	Peer Group TSR (3)	Net (Loss) Income (4)	Adjusted EBITDA (5)
2024	N/A	N/A	11,897,790	N/A	N/A	16,097,517	2,984,195	3,769,338	161.20	138.58	(133)	791
2023	N/A	N/A	10,681,537	N/A	N/A	20,126,139	2,868,402	4,767,703	122.59	120.57	(220)	840
2022	N/A	N/A	10,561,028	N/A	N/A	15,164,325	3,036,022	3,482,606	96.96	112.03	320	785
2021	N/A	6,127,973	6,504,291	N/A	6,326,513	4,240,006	2,554,641	1,988,366	104.18	136.29	25	531
2020	2,795,784	8,699,814	N/A	2,795,784	7,989,973	N/A	2,859,434	2,830,596	144.89	122.83	(25)	615

(1) Derived by adjusting the applicable executive’s SCT compensation as shown in the table below computed in accordance with FASB ASC 718 as of the end of the respective year, other than fair values of equity awards that vest in the covered year, which are valued as of the applicable vesting date. Amounts shown for non-PEO NEOs are presented on an averaged basis. The dollar amounts reported in these columns do not reflect the actual amount of compensation earned by or paid to our NEOs during the applicable year.

Year	Category	(all amounts in $)
		SCT Total	Deduct Change in Pension Value	Deduct SCT Equity Awards	Add Year-End Value of Unvested Awards Granted in Applicable Year	Add Change in Value of Unvested Awards Granted in Prior Years	Add Value of Awards Both Granted and Vested in Applicable Year	Add Change in Value of Vested Awards Granted in Prior Years	Deduct Value of Forfeited Awards	Compensation Actually Paid
2024	PEO 3	11,897,790	—	(6,767,254)	7,351,115	(1,019,342)	1,502,666	3,132,542	—	16,097,517
	Other NEOs	2,984,195	(226)	(1,319,689)	1,433,551	(200,101)	293,033	578,575	—	3,769,338
2023	PEO 3	10,681,537	—	(6,445,003)	13,497,097	2,269,212	—	123,296	—	20,126,139
	Other NEOs	2,868,402	(152)	(1,265,189)	2,649,553	436,826	—	78,264	—	4,767,703
2022	PEO 3	10,561,028	—	(6,104,568)	11,137,242	(207,157)	—	(222,220)	—	15,164,325
	Other NEOs	3,036,022	(66)	(1,165,383)	1,761,118	(28,917)	—	(74,773)	(45,394)	3,482,606
2021	PEO 2	6,127,973	(63,656)	—	1,042,195	—	—	(779,999)	—	6,326,513
	PEO 3	6,504,291	—	(5,050,217)	2,785,932	—	—	—	—	4,240,006
	Other NEOs	2,554,641	(65)	(902,052)	501,844	(99,933)	—	(66,069)	—	1,988,366
2020	PEO 1	2,795,784	—	—	—	—	—	—	—	2,795,784
	PEO 2	8,699,814	(101,267)	(3,200,000)*	2,591,426	—	—	—	—	7,989,973
	Other NEOs	2,859,434	(82)	(651,266)**	622,510	—	—	—	—	2,830,596

* Includes a $2,000,000 award reported under the “Stock” column and a $1,200,000 award reported under the “Non-Equity Incentive Plan Compensation” column (representing an RSU award granted to Mr. McGrath in March 2021 in partial satisfaction of his 2020 short-term incentive plan payment, as described in our 2020 Summary Compensation Table).

** Includes an average $480,438 award reported under the “Stock” column and an average $170,829 award reported under the “Non-Equity Incentive Plan Compensation” column (representing an RSU award granted to certain non-PEO NEOs in March 2021 in partial satisfaction of their respective 2020 short-term incentive plan payments, as described in our 2020 Summary Compensation Table).

(2) For 2023 and 2024, the non-PEO NEOs are Jonathan H. Baksht, Timothy A. Levenda, Chandra J. Mitchell and Eric A. Wulf. For 2022, the non-PEO NEOs are Michael J. Ragen, Douglas E. Owenby and Messrs. Baksht, Levenda and Wulf. For 2021, the non-PEO NEOs are John P. Rooney and Messrs. Ragen, Owenby, Levenda and Wulf. For 2020, the non-PEO NEOs are Messrs. Ragen, Rooney, Levenda and Wulf.

(3) TSR is cumulative, calculated in accordance with Item 201(e) of Regulation S-K. The peer group for which total shareholder return is presented in this column is the Dow Jones U.S. Containers & Packaging Index, which the Company used for purposes of its Performance Graph included in its Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K.

(4) Reflects “Net (Loss) Income” for each applicable year as set forth in our Consolidated Statements of (Loss) Income included in our Annual Report on Form 10-K for each of the applicable years.

(5) Reflects Adjusted EBITDA from continuing operations, defined as net (loss) income from continuing operations calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude certain items, including but not limited to restructuring, asset impairment and other related charges, gains or losses on the sale of businesses and noncurrent assets, non-cash pension income or expense, unrealized gains or losses on derivatives, foreign exchange gains or losses on cash, Merger-related costs, gains or losses on certain legal settlements, business acquisition and integration costs and purchase accounting adjustments, operational process engineering-related consultancy costs and executive transition charges.

Set forth below is a graph showing the relationship between (i) the aggregate CAP of our PEOs and the average of the CAP of our NEOs other than the PEOs, (ii) our cumulative total shareholder return (“TSR”) and (iii) the cumulative TSR of our peer group, in each case over the past five years (except for TSR metrics, which in the case of 2020 begin with our initial public offering date in September 2020). For purposes of these graphs, the amount reported as CAP of our PEOs during 2020 and 2021 reflects the aggregate of the CAP of both persons serving as PEO during the applicable year.

Comparison of CAP to TSR
$24
$20
$16
$12
$8
$4
$0
CAP ($M)
180
150
120
90
60
30
0
Total Shareholder Return (%)
$10.8
$2.8
$10.6
$2.0
$15.2
$3.5
$20.1
$4.8
$16.1
$3.8
2020
2021
2022
2023
2024
Year
Aggregate PEO CAP
Average Non-PEO CAP
PTVE TSR
Peer Group TSR

The peer group whose information is reflected in this graph is described in footnote (3) to the principal Pay Versus Performance table set forth above.

Set forth below is a graph showing the relationship between (i) the CAP of our PEOs and the average of the CAP of our NEOs other than the PEOs and (ii) our net (loss) income, in each case over the past five years:

Comparison of CAP to Net (Loss) Income
$24
$20
$16
$12
$8
$4
$0
CAP ($M)
600
500
400
300
200
100
0
-100
-200
-300
Net (Loss) Income ($M)
$10.8
$2.8
$10.6
$2.0
$15.2
$3.5
$20.1
$4.8
$16.1
$3.8
2020
2021
2022
2023
2024
Year
Aggregate PEO CAP
Average Non-PEO CAP
Net (Loss) Income

Set forth below is a graph showing the relationship between (i) the CAP of our PEOs and the average of the CAP of our NEOs other than the PEOs and (ii) our Adjusted EBITDA, which is our Company-Selected Measure, in each case over the past five years:

Set forth below is a tabular list of the financial performance measures the Committee used to link the CAP of our NEOs in 2024 to our performance. Because fewer than three financial performance measures were used to link the CAP of our NEOs in 2024 to our performance, we list fewer than three measures below pursuant to Item 402(v)(6)(ii) of Regulation S-K.

Adjusted EBITDA
Free Cash Flow

EQUITY GRANT PRACTICES

We did not grant options, stock appreciation rights (“SARs”) or similar option-like instruments during 2024 and do not currently intend to grant such awards to our directors and officers as part of our compensation program. Accordingly, we have not adopted a formal written policy with regard to the timing of grants of options, SARs or similar option-like instruments in relation to the disclosure of material nonpublic information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

The following table sets forth information regarding beneficial ownership of our share capital as of March 28, 2025 by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock.

The percentage of shares beneficially owned is computed on the basis of 181,511,288 shares of our common stock outstanding as of March 28, 2025. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Pactiv Evergreen Inc., 1900 West Field Court, Lake Forest, Illinois 60045.

Name of Beneficial Owner	Outstanding Shares Beneficially Owned (1)	Right to Acquire Beneficial Ownership (2)	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors
LeighAnne G. Baker	83,827	–	83,827	*
Duncan J. Hawkesby (3)	169,116	–	169,116	*
Allen P. Hugli	41,659	–	41,659	*
Linda K. Massman	2,562	–	2,562	*
Rolf Stangl	80,718	–	80,718	*
Felicia D. Thornton (4)	61,360	–	61,360	*
Named Executive Officers
Michael J. King (5)	973,522	–	973,522	*
Jonathan H. Baksht	239,648	–	239,648	*
Timothy A. Levenda	296,205	–	296,205	*
Chandra J. Mitchell	160,816	–	160,816	*
Eric A. Wulf	157,454	–	157,454	*
All current executive officers and directors as a group (11 persons)	2,266,887	–	2,266,887	1%
Greater than 5% Shareholder
Packaging Finance Limited (6)	137,979,428	–	137,979,428	76%

* Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

(1) Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes sole or shared voting or investment power with respect to shares of our common stock. The information set forth in the table above is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Except as otherwise noted, to our knowledge, the persons and entities named in the table above have sole voting and investment power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws where applicable.

(2) Shares of our common stock subject to stock options exercisable as of, or within 60 days of, March 28, 2025 and PSUs and RSUs vesting within 60 days of March 28, 2025 are reportable in this column. Any such holding is deemed to be outstanding and beneficially owned by the person holding the award for the purpose of calculating the percentage ownership of that person, but is not deemed outstanding for the purpose of calculating the percentage ownership of any other person. None of our shares of common stock are currently subject to stock options.

(3) The reported shares are registered in the name of Forsyth Barr Custodians Ltd as broker for Hawkesby Management Limited, which is indirectly wholly owned by Mr. Hawkesby and his wife and of which Mr. Hawkesby is the Managing Director. Hawkesby Management Limited has sole voting and dispositive power over the reported shares. The address for Mr. Hawkesby is c/o Rank Group Limited, Level 9, 148 Quay Street, Auckland 1010, New Zealand.

(4) Consists of 49,018 shares held of record by Ms. Thornton and 12,342 shares held of record by the Thornton Family Revocable Trust, dated as of July 12, 2006, for which Ms. Thornton serves as a trustee.

(5) Mr. King is also one of our directors.

(6) Based upon the most recently available Schedule 13D/A filed with the SEC on December 9, 2024, PFL held sole voting and dispositive power with respect to all 137,979,428 reported shares. PFL, whose address is c/o Rank Group Limited, Floor 9, 148 Quay Street, Auckland, 1010 New Zealand, is wholly owned by Mr. Hart.

Equity Compensation Plan Information

The following table provides certain information with respect to the Amended and Restated Equity Incentive Plan, our only equity compensation plan, as of December 31, 2024:

Plan	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (2)	4,544,120 (3)	—	6,572,489
Equity compensation plans not approved by shareholders	—	—	—
Total	4,544,120	—	6,572,489

(1) We have not issued options, and the RSUs and PSUs disclosed in this table do not have exercise prices.

(2) The Amended and Restated Equity Incentive Plan contains an evergreen provision, pursuant to which the Committee may increase the number of shares of common stock available for issuance thereunder effective on the first day of each year by an amount equal to the lesser of (i) 3% of our issued and outstanding shares of common stock on December 31 of the immediately preceding year or (ii) such other number of shares of common stock as determined by the Committee in its discretion. The Committee has not invoked this provision since the adoption of the Amended and Restated Equity Incentive Plan.

(3) Reflects 2,128,304 shares of common stock subject to RSUs that entitle each holder to one share of common stock for each RSU that vests over the holder’s period of continued service to us, and up to 2,415,816 shares of common stock that would be issuable to the holders of PSUs upon vesting in connection with the achievement of the target performance condition.

Change in Control Arrangements

Consummation of the Merger, which is described in greater detail in the Explanatory Note to this Amendment, will result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Standards of Independence

We are a “controlled company” under Nasdaq rules, meaning that more than 50% of the voting power for the election of our directors is held by an individual, a group or another company. As of March 28, 2025, PFL owns and controls the voting power of approximately 76% of our outstanding shares of common stock. Accordingly, we rely on the controlled company exemption from the director independence requirements of Nasdaq relating to our Board and its Compensation and Nominating Committees. Even though we are a controlled company, we must comply with SEC and Nasdaq rules relating to the membership, qualifications and operations of the Audit Committee, as disclosed in Item 10 above.

Our Board has determined that each of Mmes. Baker, Massman and Thornton and Mr. Stangl is an independent director under Nasdaq rules.

Certain Relationships and Related-Person Transactions

The following is a description of transactions since January 1, 2024 to which we have been, are or will be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or affiliates or immediate family members of any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, had or will have a direct or indirect material interest.

Supply, Warehousing and Freight Arrangements

Our indirect, wholly-owned subsidiary Pactiv LLC has entered into supply arrangements with RCP to continue to purchase products from and sell products to each other, primarily aluminum foil, aluminum foil containers and tableware products. RCP is one of our affiliates, by virtue of its common ownership by PFL. Additionally, Mr. Hugli serves as a member of the RCP Board. We have amended these agreements several times, most recently on December 4, 2024, and they are currently scheduled to expire on December 31, 2027. RCP charged us $77.4 million, and we charged RCP $326.4 million, under these arrangements during 2024.

Pactiv LLC and RCP have also entered into a warehousing and freight services agreement pursuant to which Pactiv LLC stores certain of RCP’s finished goods in its warehouses and provides certain freight services. The term of the warehousing services under the agreement varies by location. We have amended this agreement several times, most recently on April 18, 2024, and the term of the freight services under the agreement expires on various dates, with a final termination date of December 31, 2027. We charged RCP $11.7 million under this agreement during 2024.

Transition Services Agreement with RCP

On December 1, 2021, our indirect, wholly-owned subsidiary Pactiv Evergreen Services Inc. entered into an Information Technology Services Agreement with RCP pursuant to which it provides IT services to RCP at a predetermined hourly rate. The term of this agreement will continue until we no longer purchase or manage RCP products under our supply and warehousing and freight agreements with RCP described above, or until the agreement is earlier terminated in accordance with its terms. There were no amounts charged under this agreement during 2024.

IT License Usage Agreements

On August 4, 2020, we entered into an IT License Usage Agreement with Rank and Graham Packaging, pursuant to which we continue to receive usage rights under certain IT-related license and contractual arrangements held by certain of our affiliates and provide usage rights to certain of our affiliates under certain IT-related license and contractual arrangements we hold, each in consideration for pass-through costs for consumption or license maintenance based on each party’s proportionate use of these IT licenses or services. Like RCP, Graham Packaging is one of our affiliates, by virtue of its common ownership by PFL. Additionally, Mr. King serves on the Board of Directors of Graham Packaging. Rank is one of our affiliates, by virtue of its common beneficial ownership by Mr. Hart. In addition, Mr. Hugli serves as the CFO and a member of the Board of Directors of Rank. The IT License Usage Agreement continues in relation to each license or contract until the earliest of: (i) termination of the relevant license or contract; (ii) the providing party ceases to qualify for usage rights as an affiliate of the relevant license holder or contract counterparty; and (iii) the effective date that either party terminates the arrangement by written notice no less than six months before the next anniversary of the commencement date of the relevant IT-related license or contractual arrangement (such termination to be effective on the next anniversary of the commencement date). In 2024, we received $4.8 million under this agreement.

Similarly, on August 31, 2021, Pactiv Evergreen Services Inc. entered into an IT License Usage Agreement with Rank and RCP, with identical terms in all material respects to the agreement with Rank and Graham Packaging described in the foregoing paragraph. In 2024, we received $1.5 million under this agreement.

Leases

RCP leases its corporate headquarters in Lake Forest, Illinois from Pactiv LLC. It occupies approximately 102,000 square feet at market rent with a term of 10 years, which began on January 1, 2020, with two five-year renewal options. RCP also leases at market rent approximately 26,000 square feet in our Canandaigua, New York facility from Pactiv LLC for certain research and development activities. The Canandaigua lease began on January 1, 2020 and expires on December 31, 2027. In 2024, we charged RCP $2.1 million under these leases.

Tax Matters Agreements

We entered into a Tax Matters Agreement with RCP in connection with its distribution from our consolidated group. We also entered into a Tax Matters Agreement with Graham Packaging in connection with its distribution. These tax matters agreements govern the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, payment of taxes due, the control of audits and other tax proceedings and other matters regarding taxes. None of the parties’ obligations under the tax matters agreements are limited in amount or subject to any cap. No amounts were payable under the tax matters agreements with RCP and Graham Packaging for 2024.

Pursuant to the tax matters agreements described above, each of RCP and Graham Packaging have agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the respective distributions. RCP and Graham Packaging may take certain actions otherwise prohibited by these covenants if they obtain and provide to us a ruling from the IRS or an opinion from a tax advisor recognized as an expert in federal income tax and acceptable to us, in each case, to the effect that the proposed action should not jeopardize the tax-free status of the applicable distribution, or if we consent to waive such requirements. Under the agreements, RCP and Graham Packaging are generally required to indemnify us against taxes incurred with respect to the applicable distribution that arise as a result of, among other things, a breach of any representation made under the agreement, including those provided in connection with an opinion of tax counsel; or RCP or Graham Packaging, as applicable, taking or failing to take, as the case may be, certain actions, in each case, that result in the distribution failing to meet the requirements for tax-free treatment under the Internal Revenue Code. These rights to indemnification apply even if RCP or Graham Packaging, as applicable, is permitted to take an action that would otherwise have been prohibited under the tax-related covenants because it obtained an opinion, IRS ruling or our consent. No indemnification claims were made under these agreements during 2024.

Investment Advisory Agreement

On September 21, 2020, we entered into an Investment Advisory Agreement with our Pension Plans Investment Committee and Rank Treasury Limited, which we refer to as RTL, for RTL to provide advisory services to the committee with respect to the assets of certain of our pension plans. The fee for services is based on the total employment cost of RTL’s employees providing the advisory services, plus reasonable third-party expenses. The agreement will continue until terminated by any party on written notice. In 2024, RTL charged us $1.4 million under this agreement.

Insurance Sharing Agreement

On September 21, 2020, we entered into an Insurance Sharing Agreement with Rank pursuant to which we agreed to an annual process to participate in certain insurance policies arranged by Rank and certain other of its affiliates. The only amounts payable by us to Rank under this agreement are our share of the premiums for the policies in which we participate and related service fees, to the extent that we have not paid them directly to the insurer. The agreement terminates if we elect no longer to participate in Rank’s insurance as of the next renewal or if we cease to be an affiliate of Rank. In 2024, we paid certain premiums and fees under this agreement directly to Aon Risk Services Australia Limited, our insurance broker, of which Aon paid $11.6 million to Rank Captive Insurance LLC, an affiliate of ours by virtue of its common beneficial ownership by Mr. Hart, which used all of those funds to purchase certain insurance coverages from third parties for provision to certain of our subsidiaries.

Policies and Procedures for Related-Person Transactions

The Board has adopted a written policy with respect to related person transactions. This policy governs the review, approval and ratification of covered related person transactions. The Audit Committee oversees and manages this policy.

For purposes of this policy, a “related person transaction” is a transaction, including any financial transaction arrangement or relationship (including any indebtedness or guarantee or indebtedness and a transaction involving employment or similar relationships), or any series of similar transactions, arrangements or relationships, in which we or any of our subsidiaries was or is to be a participant, the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest. For purposes of determining whether a transaction is a related person transaction, the Audit Committee relies upon Item 404 of Regulation S-K promulgated under the Exchange Act. The policy is available at https://investors.pactivevergreen.com under the caption “Governance” (but is not hereby incorporated herein by reference).

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees

The following table summarizes the aggregate fees billed by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm, for 2024 and, for comparison purposes, the aggregate fees billed by PwC for 2023. The Audit Committee approved all of the fees described below.

	Year Ended December 31,
	2024	2023
Audit Fees	$5,503,337	$5,238,868
Audit-Related Fees	$500,154	$1,334,732
Tax Fees	—	—
All Other Fees	$3,125	$38,277
Total Fees	$6,006,616	$6,611,877

Audit Fees

Audit fees include professional services rendered by PwC for the audit of our annual financial statements and an audit of the effectiveness of internal control over financial reporting and quarterly reviews of financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. This category also includes fees for assistance with complex accounting transactions, fees for audits provided in connection with subsidiaries and statutory filings or services that generally only the principal auditor can reasonably provide to a client and consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees

Audit-related fees consist of amounts for assurance and related services for expanded audit procedures, including due diligence assistance related to M&A activities and the provision of limited assurance reporting over certain greenhouse gas emissions metrics.

Tax Fees

Tax fees include original and amended tax returns, studies supporting tax return amounts as may be required by Internal Revenue Service regulations, claims for refunds, assistance with tax audits and other work directly affecting or supporting the payment of taxes, planning, research and advice supporting our efforts to maximize the tax efficiency of our operations.

All Other Fees

All other fees are fees for products or services other than those in the above three categories. In 2024 and 2023, this included subscription fees to our independent auditors’ research and disclosure checklist tools, and in 2023 it included certain cybersecurity preparedness assistance.

Pre-Approval Policy

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of our independent auditors, and its charter requires it to pre-approve the audit services and non-audit services (including their fees and terms) to be provided by the Company’s independent auditor pursuant to pre-approval policies and procedures established by the Audit Committee. The Audit Committee, as permitted by its charter, has delegated the approval of certain limited services to the Chair of the Audit Committee. The Audit Committee reviews the delegate’s pre-approval decisions each quarter. All of the services provided by PwC for 2024, described in the Principal Accountant Fees table above, were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements and Schedules

No financial statement or supplemental data are filed with this Amendment. See the Index to Financial Statements of the Original Report.

2. Exhibits

The documents set forth below are filed as part of this report:

Exhibit	Exhibit Title
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACTIV EVERGREEN INC.

By: /s/ Michael J. King_______________________

Michael J. King

President and Chief Executive Officer

Date: March 28, 2025